Form 10-Q
period 1995-03-31
COLONIAL COMMERCIAL CORP
filed 1995-05-10
CIK 21828

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, l995           Commission File No. l-6663
____________________________________           __________________________

                          COLONIAL COMMERCIAL CORP.
_______________________________________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

       New York                                        ll-2037l82
__________________________________       ______________________________________
(State or Other Jurisdiction of          (I.R.S.Employer Identification Number)
Incorporation or Organization)

360l Hempstead Turnpike, Levittown, New York               ll756-l3l5
____________________________________________            _______________
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:       5l6-796-8400
                                                        _______________

    Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X           No
                           _____            _____

    Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 3l, l995.

Common Stock, par value $.0l per share                 -  6,685,910 shares
Convertible Preferred Stock, par value $.0l per share  -  8,800,475 shares

                    COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                     INDEX


                                                                 PAGE NO.
                                                                 ________

PART I.    Financial Information (Unaudited):

           Consolidated Balance Sheets as of
            March 3l, l995 and December 3l, l994                    l

           Consolidated Statements of Operations
            Three Months Ended March 31, l995 and l994              3

           Consolidated Statements of Stockholders' Equity
            as of March 3l, l995 and December 31, 1994              4

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 3l, l995 and l994              5

           Notes to Consolidated Financial Statements               6

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7

PART II.   Other Information                                        8

                  COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     March 3l, l995 and December 3l, l994


        ASSETS                                     1995            l994
        ______                                  ___________      _________
                                                (Unaudited)      (Audited)
Cash and cash equivalents                     $    374,976         805,262
Marketable investment securities
  (market value of $2,400,000 in l995
  and $2,600,000 in l994)                        2,400,000       2,600,000
Lease receivables held for sale (net of
  unearned income of $9,573 in l995 and
  $9,573 in l994)                                   49,745          56,322
Mortgage loans receivable                            2,834           3,356
Notes receivable (net of allowance for
  doubtful accounts of $45,696 in l995
  and 1994)                                      1,682,786       l,682,786
Prepaid expenses and other assets                   40,950          62,698
Property and equipment, net of
  accumulated depreciation                           5,846           6,519
Investment in Monroc, Inc.                       l,650,000       l,650,000
Land held for sale                                 522,329         522,329
                                                 _________       _________

     Total Assets                             $  6,729,466       7,389,272
                                                 _________       _________
                                                 _________       _________
















See accompanying notes to consolidated financial statements.

                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                    March 3l, l995 and December 3l, l994


LIABILITIES AND STOCKHOLDERS' EQUITY                l995        l994
                                                 ___________  _________
                                                 (Unaudited)  (Audited)
Liabilities:

Accounts payable and accrued liabilities        $    490,470     495,488
Notes payable                                      l,4l0,655   l,929,996
                                                   _________   _________

    Total Liabilities                              l,90l,l25   2,425,484
                                                   _________   _________

Stockholders' Equity:
  Convertible preferred stock, par value $.0l.
    Authorized l2,444,300 shares; issued
    and outstanding 8,800,475 in l995
    and 8,834,842 in l994 - liquidation value
    $8,800,475 in l995 and $8,834,842 in l994
    ($l.00 per share)                                 88,005      88,348
  Common stock, par value $.0l.  Authorized
    40,000,000 shares; issued and outstanding
    6,685,910 in l995 and 6,651,543 shares
    in l993                                           66,859      66,516
  Additional paid-in capital                       9,023,669   9,023,669
  Accumulated deficit                             (4,350,192) (4,214,745)
                                                   _________   _________

    Total Stockholders' Equity                     4,828,341   4,963,788
                                                   _________   _________

Commitments and contingencies

                                                $  6,729,466   7,389,272
                                                   _________   _________
                                                   _________   _________







See accompanying notes to consolidated financial statements.

              COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations

              Three Months Ended March 31, l995 and l994
                             (Unaudited)

                                                  l995            l994
                                                  ____            ____
Revenues:
  Lease financing income                     $    2,947           3,43l
  Interest on mortgage loans and
    other receivables                            29,260          39,166
  Interest on cash and cash equivalent
    balances                                     40,528          l5,547
  Other                                           3,008           7,430
                                                _______         _______
                                                 75,743          65,574
                                                _______         _______

Expenses:
  General and administrative                    211,190         229,809
                                                _______         _______

  Operating loss                               (135,447)       (l64,235)

Gain on sale of land                               -            589,922
                                                _______         _______

Net Income (loss)                              (135,447)        425,687
                                                _______         _______
                                                _______         _______

Earnings (loss) per common and
  common equivalent shares                    $   (.0l)           .03
                                                _______         _______
                                                _______         _______

Common and common equivalent shares
  outstanding                                l5,486,385      15,486,385
                                             __________      __________
                                             __________      __________





See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   Three Months Ended March 31, l995 and l994

                                 (Unaudited)

                Convertible           Additional   Retained       Total
                 Preferred    Common    Paid-In    Earnings   Stockholders'
                   Stock      Stock     Capital    (Deficit)      Equity
                   _____      ______    _______    _________      ______
Balance at
December 3l,
l993             $ 90,442     64,422   9,023,669  (4,507,860)   4,670,673

Net Income           -          -         -          293,115      293,ll5

Conversion of
Convertible
Preferred
Stock              (2,094)     2,094      -            -             -
                   ______     ______   _________   _________    _________

Balance at
December 3l,
l994               88,348     66,516   9,023,669  (4,214,745)   4,963,788
                   ______     ______   _________   _________    _________

Net (Loss)           -          -         -         (135,447)    (135,447)

Conversion of
Convertible
Preferred
Stock                (343)       343      -            -            -
                   ______     ______   _________   _________    _________

Balance at
March 3l,
l995            $  88,005     66,859   9,023,669  (4,350,192)   4,828,341
                   ______     ______   _________   _________    _________
                   ______     ______   _________   _________    _________









See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three Months Ended March 3l, l995 and l994
                                  (Unaudited)

                                                       l995         l994
                                                       ____         ____
Cash flows from operating activities:
  Payments to vendors and employees               $  (220,182)    (229,805)
  Financing revenue received under leases               2,944        3,431
  Interest received                                   102,763       54,713
  Other receipts                                        3,008        7,430
                                                      _______      _______

  Net cash provided (used) by operating activities   (111,467)    (164,231)

Cash flows from investing activities:
  Investment in marketable
    investment securities                             200,000      (20,442)
  Payments received on notes receivable               -            l69,526
  Proceeds from sale of land                          -          l,638,178
  Principal collected on other mortgage loans             522        2,765
                                                      _______    _________

  Net cash provided (used) by investing activities    200,522    1,790,027
                                                      _______    _________

Cash flows from financing activities:
 Payments on note payable                            (519,341)    (545,563)
                                                      _______      _______

  Net cash used by financing activities              (519,341)    (545,563)
                                                      _______      _______

Increase (decrease) in cash and cash equivalents     (430,286)   1,080,233
                                                      _______    _________

Cash and cash equivalents - beginning of period       805,262      540,689
                                                      _______    _________
Cash and cash equivalents - end of period         $   374,976    1,620,922
                                                      _______    _________
                                                      _______    _________

Reconciliation of net earnings (loss) to net
  cash provided (used) by operating activities:
   Net earnings (loss)                            $  (135,447)     425,687

  Adjustments to reconcile net earnings (loss)
      to cash used by operating activities:
        Gain on sale of land                             -        (589,922)
        Depreciation                                      673          674
        Changes in assets and liabilities:
         Decrease (increase) in net lease
            receivables held for sale                   6,577        4,266
         Decrease (increase) in prepaid
            expenses and other assets                  21,748       82,486
         Increase (decrease) in accounts payable
            and accrued liabilities                    (5,018)     (87,422)
                                                      _______    _________

  Net cash used in operating activities           $  (111,467)    (164,231)
                                                      _______    _________
                                                      _______    _________

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




(l) For comparative purposes, certain amounts in the l994 consolidated financial statements have been reclassified to conform to the l995 presentation.

(2) Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares and equival shares outstanding for the period. For the purpose of calculating earnings (loss) per share, the convertible preferred stock has been treated as common stock, even though the effect of their inclusion is antidilutive. Stock options are not included in the computation because they dilute earnings (loss) per share less than three percent.

(3) The Company and its subsidiaries file a consolidated Federal income tax return. For the three months ended March 31, l995 and l994, no income tax provisions were required.

     The Company has Federal book and tax net operating loss carry-forwards available for future periods of approximately $45,000,000 which expire from l995 through 2008 as follows:

                  Year
                  ____

             l995 - 2000                   $ 20,000,000
             200l - 2008                     25,000,000

     In the above calculation, approximately $45,000,000 of net operating loss carryforwards were reduced to $22,000,000 as a result of certain limitations, and they may be further limited to utilization against the future earnings of the subsidiary which sustained the loss.

(4) In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 3l, l995 and December 3l, l994, and the results of operations and cash flows for the three months ended March 3l, l995 and l994. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the full year.

                  COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations

Results of Operations - Three Months Ended
   March 3l, l995 and l994

     Registrant reported net loss of $135,447 for the three months of l995 compared to net income of $425,687 in the first three months of l994. There were no land sales in l995 as compared to proceeds from the sale of land held for sale of $l,638,178 and a gain on sale of $589,922 in the first three months of l994. The Registrant expects cash flow and revenues from land sales in l995 and l996.

     Total revenues increased $9,839 principally due to increased interest income, as compared to the l994 period.

     Total expenses decreased $18,619 principally due to reduction of personnel and administrative expenses.

     The Registrant offers receivable management and consulting services to lenders and continues to seek the acquisition of, or a merger with, a privately held company whose business generates a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions and the timing of additional land sales.

Results of Operations - Three Months Ended
  March 3l, l994 and l993

     Registrant reported net income of $425,687 for the first quarter of l994 compared to net income of $26,025 in the first quarter l993. Proceeds from the sales of land held for sale were $l,638,l78 and the gain on sale was $589,922 in the first quarter of l994. Proceeds from the sale of land held for sale were $390,000 and the gain on sale was $60,337 in the third quarter of l993.

     Total revenues decreased $229,030 and expenses decreased $99,l07 principally due to a decrease in portfolio servicing income an interest on receivables and cash investments. Expenses decreased principally due to reduction of personnel and administrative expenses.

                  COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                    Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

                                 (Continued)


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     As of March 3l, l995, the Registrant had $2,774,946 in cash, cash equivalents and marketable investment securities compared to $3,020,922 at March 3l, l994.

     The Registrant believes that its cash, cash equivalents, and investments are adequate for its present operations and that credit is available should it be required. The Company's capital resources consist primarily of cash and cash equivalents, notes receivable, land held for sale and its investment in Monroc, Inc. The Company believes the carrying value of its assets is less than their market value.

                              PART II.  OTHER INFORMATION

Item l.   Legal Proceedings
___________________________

                                     NONE

Item 6.   Exhibits and Reports on Form 8-K
__________________________________________

      (a)  Exhibits - Exhibit 27.  Financial Data Schedule

      (b) Reports on Form 8-K - During the three months ended March 3l, l995, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COLONIAL COMMERCIAL CORP.


Dated: May  5, l995                              /s/Bernard Korn
                                                 _________________________
                                                 Bernard Korn, Chairman
                                                 of the Board & President

                                                /s/ James W. Stewart
                                                __________________________
                                                James W. Stewart, Executive
                                                Vice President, Treasurer
                                                and Secretary