Form 10QSB
period 1995-06-30
COLONIAL COMMERCIAL CORP
filed 1995-08-08
CIK 21828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, l995         Commission File No. l-6663

                           COLONIAL COMMERCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

       New York                                      ll-2037l82
(State or Other Jurisdiction of         (I.R.S.Employer Identification Number)
Incorporation or Organization)

360l Hempstead Turnpike, Levittown, New York               ll756-l3l5
  (Address of Principal Executive Offices)                 (Zip Code)

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

                        Yes X           No

 Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of June 30, l995.

Common Stock, par value $.0l per share -6,686,878 shares Convertible Preferred Stock, par value $.0l per share -8,799,507 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.

PART I.    Financial Information (Unaudited):

           Consolidated Balance Sheets as of
            June 30, l995 and December 3l, l994                            l

           Consolidated Statements of Operations for the
            Six Months Ended June 30, l995 and l994                        2

           Consolidated Statements of Operations for the
            Three Months Ended June 30, l995 and l994                      3

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, l995 and l994                        4

           Notes to Consolidated Financial Statements                      5

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7

PART II.   Other Information                                               8



                COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                  Unaudited Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994

        ASSETS                                     1995         l994
        ------                                     ----         -----
Cash and cash equivalents                     $   412,070       805,262
Marketable investment securities
  (market value of $1,800,000 in l995
  and $2,600,000 in l994)                       1,800,000     2,600,000
Accounts receivable, net                        5,653,519         -
Inventories                                     1,115,571         -
Notes receivable, net                           1,628,750     l,682,786
Prepaid expenses and other assets                 l54,948       l22,376
Property and equipment, net                        90,936         6,519
Investment in Monroc, Inc.                      1,650,000     l,650,000
Land held for sale                                531,698       522,329
                                              -----------    ----------
     Total Assets                            $13,037,492     7,389,272
                                              ----------     ----------
                                              ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:

Accounts payable and accrued liabilities      $ 2,638,159       495,488
Short-term bank loan                            1,180,543         -
Borrowing under line of credit                  1,835,849         -
Notes payable                                   1,410,655     1,929,996
Excess of acquired net assets over cost         1,124,834         -
                                                ---------     ----------
    Total Liabilities                           8,190,040     2,425,484
                                                ---------     ----------

Stockholders' Equity:
  Convertible preferred stock                      87,995        88,348
  Common stock                                     66,869        66,516
  Additional paid-in capital                    9,023,669     9,023,669
  Accumulated deficit                          (4,331,081)   (4,214,745)
                                                ---------     ---------
    Total Stockholders' Equity                  4,847,452     4,963,788

Commitments and contingencies                       -             -
                                               ----------     ---------
                                             $ 13,037,492     7,389,272
                                               ----------     ---------
                                               ----------     ---------


See accompanying notes to unaudited consolidated financial statements.



                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Operations
                   Six Months Ended June 30, l995 and l994


                                                     1995       l994
                                                     ----       ----
Revenues:
  Sales                                       $ 2,757,209          -
  Interest                                        164,277      115,410
  Other                                            31,417        9,l76
                                                ---------      -------
                                                2,952,903      l24,586
                                                ---------      -------
Expenses:
  Cost of sales                                 2,049,086          -
  General and administrative                      950,776      502,215
  Interest                                         50,917          -
                                                ---------      -------
                                                3,050,779      502,215
                                                ---------      -------
Operating loss                                    (97,876)    (377,629)

Gain on sale of land                                 -         9l0,837
                                                 --------      -------
     Earnings (loss) before income taxes          (97,876)     533,208

Income taxes                                       18,460          -
                                                  -------      -------
      Net earnings (loss)                       $(116,336)     533,208
                                                 --------      --------
Earnings (loss) per common and common
  equivalent shares                            $    (.0l)        .03
                                                    -----        ----
Common and common equivalent shares
  outstanding                                  15,486,385   15,486,385
                                               ----------   ----------








See accompanying notes to unaudited consolidated financial statements.



                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Operations
                  Three Months Ended June 30, l995 and l994



                                                 1995           l994
                                                 ----           ----
Revenues:
  Sales                                      $ 2,757,209         -
  Interest                                        91,542      57,266
  Other                                           28,409       l,746
                                               ---------      ------
                                               2,877,160      59,012
                                               ---------      ------
Expenses:
  Cost of sales                                2,049,086         -
  General and administrative                     739,586     272,406
  Interest                                        50,917         -
                                               ---------     -------
                                               2,839,589     272,406
                                               ---------     -------
  Operating earnings (loss)                       37,571    (213,394)

Gain on sale of land                               -         320,9l5
                                                --------     -------
  Earnings before income taxes                    37,571     107,521

Income taxes                                      18,460         -
                                                --------     -------
  Net earnings                                $   19,111     107,521
                                                --------     -------
Earnings (loss) per common and
  common equivalent shares                    $      -          .0l
                                                    ---         ---

Common and common equivalent shares
  outstanding                                 15,486,385  15,486,385
                                              ----------  ----------











See accompanying notes to unaudited consolidated financial statements.



                  COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Cash Flows
                   Six Months Ended June 30, l995 and l994

                                                       l995       l994
                                                       ----       ----
Reconciliation of net earnings (loss) to net
 cash provided (used) by operating activities:
    Net earnings (loss)                         $   (116,336)    533,208
    Adjustments to reconcile net earnings
      (loss) to cash provided (used) by
      operating activities:
      Gain on sale of land                              -       (910,837)
      Depreciation                                     6,423       l,347
      Amortization of purchase discount               (9,452)        -
    Changes in assets and liabilities net
      of effects from purchase of Atlantic:
      Accounts receivable                              6,782         -
      Inventories                                    405,278         -
      Prepaid expenses and other assets                6,288      77,994
      Accounts payable and accrued liabilities      (221,168)     30,531
                                                     -------      ------
  Net cash provided (used) in operating
  activities                                    $     77,8l5    (267,757)
                                                      ------     --------
Cash flows from investing activities:
  Payment for purchase of Atlantic Hardware
    and Supply Corporation net of cash acquired   (3,774,249)       -
  Investment in marketable investment securities     800,000     (20,442)
  Payments received on notes receivable               54,036     180,703
  Proceeds from sale of land                            -      2,117,284
  Investment in land held for sale                    (9,369)       -
  Principal collected on other receivables            11,524      18,059
  Deed of trust received on land sale                   -       (452,098)
                                                   ----------  ----------
Net cash provided (used) by investing activities  (2,918,058)  1,843,506
                                                   ----------  ----------
Cash flows from financing activities:
 Payments on note payable                           (519,341)   (546,680)
 Borrowing from short-term bank loan               1,800,000        -
 Repayment of short-term bank loan                  (619,457)       -
 Borrowing under line of credit                    2,000,000        -
 Repayments of borrowing under line of credit       (214,151)       -
                                                   ---------   ----------
Net cash provided (used) by financing activities   2,447,051    (546,680)
                                                   ---------   ----------
Increase (decrease) in cash and cash equivalents    (393,192)  1,029,069
                                                   ---------   ---------
Cash and cash equivalents - beginning of period      805,262     540,689
                                                   ---------   ---------
Cash and cash equivalents - end of period         $  412,070   1,569,758
                                                   ---------   ---------

See accompanying notes to unaudited financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



(l) In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial information contained herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the full year.

     For comparative purposes, certain amounts in the l994 con- solidated financial statements have been reclassified to con- form to the l995 presentation.

(2) On May l9, l995, Registrant purchased the capital stock of Atlantic Hardware and Supply Corporation ("Atlantic") for $3.8 million in cash. The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired based upon their fair values. The excess of the fair value of net assets acquired over the cost, amounting to approximately $l,l34,000, is being amortized over a ten-year period. In connection with the acquisition, liabilities were assumed as follows:


                Assets Acquired                  $7,36l,874
                Cash Paid for the Capital Stock   3,813,749
                                                  ---------
                Liabilities Assumed              $3,548,125
                                                  ---------

     Atlantic's primary business is the distribution of door hardware and doors and frames used in new building construction, buildings being rehabilitated, interior tenant buildouts and building maintenance. The results of operations of Atlantic have been included in the Registrant's statement of operations since May l9, l995, the date of acquisition.

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each calendar year. The pro forma information, which contains adjustments for interest on acquisition financing and amortiza- tion of the excess of acquired net assets over cost, is provided for information only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.



                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                  (Continued)

                                      Six Months Ended June 30,
                                      l995                l994
                                      ----                ----
     Total Revenues              $ 9,459,813           7,926,215
                                   ---------           ---------
     Net Earnings (Loss)            (186,776)            668,745
                                   ---------           ---------
     Net Earnings (Loss)Per Share     (.01)                .04
                                      -----                ---
     Common and Common Equivalent
       Shares Outstanding         l5,486,385          l5,486,385
                                  ----------          ----------
                                     Three Months Ended June 30,
                                      l995                 l994
                                      ----                 ----
     Total Revenues              $ 5,169,628           4,127,768
                                   ---------           ---------
     Net Earnings                     39,195             191,004
                                   ---------           ---------
     Net Earnings Per Share             -                   .01
                                      ----                 -----
     Common and Common Equivalent
       Shares Outstanding         l5,486,385          l5,486,385
                                  ----------          ----------

(3) Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares and equivalent shares outstanding for the period. For the purpose of calculating earnings (loss) per share, the convertible preferred stock has been treated as common stock, even though the effect of their inclusion is antidilutive. Stock options are not included in the computation because they dilute earnings (loss) per share less than three percent.

(4) The Company and its subsidiaries file a consolidated Federal income tax return. For the six months ended June 30, l995 and l994, no federal income tax provisions were required.

     The Company has Federal book and tax net operating loss carry-forwards available for future periods of approximately $45,000,000 which expire from l995 through 2008 as follows:


                  Year
                  ----
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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations - Six Months Ended
   June 30, l995 and l994

   Registrant reported a net loss of $116,336 for the first half of l995 compared to a gain of $533,208 in the first half of l994. There were no land sales in l995 as compared to proceeds from the sale of land held for sale of $2,117,300 and a gain on sale of $910,837 in the first half of l994. The Registrant expects additional cash flow and revenues from land sales in l995 and l996. The l995 first half net loss consisted of a loss of $250,737 from parent company operations reduced by net income of $l34,401 from Atlantic Hardware and Supply Corporation ("Atlantic") from its acquisition date of May l9, l995 to June 30, l995, which included $9,452 amortization of purchase discount resulting from the acquisition of Atlantic.

   Total revenues increased to $2,952,903 in the l995 period from $124,586 in the l994 period principally attributable to Atlantic sales of $2,757,209 (none in l994).

   Total cost of sales increased $2,049,086 principally due to the acquisition of Atlantic (none in l994). General and administrative expenses increased $448,561 and interest expense increased $50,917 principally due to the acquisition of Atlantic.

   The parent company offers receivable management and consulting services to lenders and continues to seek the acquisition of, or merger with, privately held companies whose business generates a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, the timing of additional land sales and the results of the recently acquired Atlantic operations.

Results of Operations - Three Months Ended
  June 30, l995 and l994

    Registrant reported net income of $19,111 for the second quarter of l995 compared to net income of $107,521 in the second quarter of l994. Proceeds from sale of land were $ 539,122 and the gain on sale was $320,915 in the second quarter of l994 (compared to none in the l995 period). The l995 second quarter net income consisted of earnings of $l34,401 from Atlantic, which included $9,452 amortization of purchase discount resulting from the acquisition of Atlantic, reduced by a net loss of $115,290 from parent company operations.

    Total revenues increased $2,818,848 attributable to Atlantic sales of $2,757,209 (none in l994). General and administrative expenses increased $467,180 and interest expenses increased $50,917 in the l995 period principally due to the acquisition of Atlantic.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                  Financial Results and Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
    As of June 30, l995, the Registrant had $2,212,070 in cash, cash equivalents and marketable investment securities compared to $2,969,758 at June 30, l994.

    The Registrant believes that its cash, cash equivalents, and investments are adequate for its present operations and that credit is available should it be required. The Company's capital resources consist primarily of cash and cash equivalents, notes receivable, land held for sale and its investments in Atlantic and Monroc, Inc. The Company believes the carrying value of its assets is less than their market value.


                           PART II. OTHER INFORMATION

Item l.   Legal Proceedings
---------------------------
     See Registrant's Annual Report on Form l0-KSB for the year ended December 3l, l994 for a description of current legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K - During the three months ended June 30, l995, the Registrant filed a report on Form 8-K dated June 2, l995. The Form 8-K reported the Registrant's acquisition of the capital stock of Atlantic Hardware and Supply Corporation on May l9, l995 for $3.8 million in cash. The report included audited financial statements of Atlantic for each of the years ended December 3l, l994, l993 and l992.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL COMMERCIAL CORP.

Dated: August 8,l995               /s/Bernard Korn
                                   ----------------------
                                   Bernard Korn, Chairman
                                   of the Board & President

Dated: August 8,l995              /s/ James W. Stewart
                                   ---------------------------
                                   James W. Stewart, Executive
                                   Vice President, Treasurer
                                   and Secretary