Form 10QSB
period 1995-09-30
COLONIAL COMMERCIAL CORP
filed 1995-10-24
CIK 21828

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, l995   Commission File No. l-6663
----------------------------------------------------------------------
                      COLONIAL COMMERCIAL CORP.
----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

       New York                                ll-2037l82
----------------------------------------------------------------------
(State or Other Jurisdiction of   (I.R.S.Employer Identification Number)
Incorporation or Organization)

360l Hempstead Turnpike, Levittown, New York               ll756-l3l5
----------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:       5l6-796-8400
-----------------------------------------------------------------------

Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X           No
                           ---             ---
Indicate the number of shares outstanding of Registrant's Common
Stock and Convertible Preferred Stock as of September 30, l995.

Common Stock, par value $.0l per share                -6,721,096 shares
Convertible Preferred Stock, par value $.0l per share -8,765,289 shares

               COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                  INDEX


                                                            PAGE NO.

PART I.    Financial Information (Unaudited):

           Consolidated Balance Sheets as of
            September 30, l995 and December 3l, l994           3

           Consolidated Statements of Operations for the
            Nine Months Ended September 30, l995 and l994      4

           Consolidated Statements of Operations for the
            Three Months Ended September 30, l995 and l994     5

           Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, l995 and l994      6

           Notes to Consolidated Financial Statements          7

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9

PART II.   Other Information                                   10

                COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                  Unaudited Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994


        ASSETS                                     1995         l994
        ------                                     ----         -----
Cash and cash equivalents                     $   325,900       805,262
Marketable investment securities
  (market value of $700,000 in l995
  and $2,600,000 in l994)                         700,000     2,600,000
Accounts receivable, net                        5,692,378         -
Inventories                                     1,213,256         -
Notes receivable, net                           1,583,750     l,682,786
Prepaid expenses and other assets                  96,471       l22,376
Property and equipment, net                        85,977         6,519
Investment in Monroc, Inc.                      1,650,000     l,650,000
Land held for sale                                531,698       522,329
                                              -----------    ----------
     Total Assets                            $ 11,879,430     7,389,272
                                              -----------    ----------
                                              -----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:

Accounts payable and accrued liabilities      $ 2,600,654       495,488
Borrowing under line of credit                  2,054,971         -
Notes payable                                   1,410,655     1,929,996
Excess of acquired net assets over cost         1,096,478         -
                                                ---------     ----------
    Total Liabilities                           7,162,758     2,425,484
                                                ---------     ----------

Stockholders' Equity:
  Convertible preferred stock                      87,653        88,348
  Common stock                                     67,211        66,516
  Additional paid-in capital                    9,023,669     9,023,669
  Accumulated deficit                          (4,461,861)   (4,214,745)
                                                ---------     ---------
    Total Stockholders' Equity                  4,716,672     4,963,788

Commitments and contingencies                       -             -
                                               ----------     ---------
                                             $ 11,879,430     7,389,272
                                               ----------     ---------
                                               ----------     ---------

See accompanying notes to unaudited consolidated financial statements.


                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Operations
                Nine Months Ended September 30, l995 and l994


                                                   1995         l994
                                                   ----         ----
Revenues:
  Sales                                       $ 7,376,708         -
  Interest                                        213,441      175,975
  Other                                            60,879       24,024
                                                ---------      -------
                                                7,651,028      199,999
                                                ---------      -------
Expenses:
  Cost of sales                                 5,510,839          -
  General and administrative                    2,242,923      705,930
  Interest                                        114,922          -
                                                ---------      -------
                                                7,868,684      705,930
                                                ---------      -------
Operating loss                                   (217,656)    (505,931)

Gain on sale of land                                 -         921,816
Write-off of investment in CRF Funding               -         (18,424)
                                                 --------      -------
     Earnings (loss) before income taxes         (217,656)     397,461

Income taxes                                       29,460           -
                                                  -------      -------
      Net earnings (loss)                       $(247,116)     397,461
                                                 --------      --------
Earnings (loss) per common and common
  equivalent shares                            $   (.02)         .03
                                                   ------        ----
Common and common equivalent shares
  outstanding                                  15,486,385   15,486,385
                                               ----------   ----------

See accompanying notes to unaudited consolidated financial statements.


                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Operations
               Three Months Ended September 30, l995 and l994


                                                 1995           l994
                                                 ----           ----
Revenues:
  Sales                                      $ 4,619,499         -
  Interest                                        49,163      71,872
  Other                                           29,462       3,542
                                               ---------      ------
                                               4,698,124      75,414
                                               ---------      ------
Expenses:
  Cost of sales                                3,461,753         -
  General and administrative                   1,292,146     203,715
  Interest                                        64,005         -
                                               ---------     -------
                                               4,817,904     203,715
                                               ---------     -------
  Operating earnings (loss)                     (119,780)   (128,301)

Gain on sale of land                               -          10,979
Write-off of investment in CRF Funding             -         (18,424)
                                                --------     -------
  Earnings before income taxes                  (119,780)   (135,746)

Income taxes                                      11,000         -
                                                --------     -------
  Net earnings (loss)                           (130,780)   (135,746)
                                                --------     -------
Earnings (loss) per common and
  common equivalent shares                    $  (.01)        (.01)
                                                  -----        ----

Common and common equivalent shares
  outstanding                                 15,486,385  15,486,385
                                              ----------  ----------

See accompanying notes to unaudited consolidated financial statements.


                  COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Unaudited Consolidated Statements of Cash Flows
                Nine Months Ended September 30, l995 and l994

                                                       l995       l994
                                                       ----       ----
Reconciliation of net earnings (loss) to net
  cash provided (used) by operating activities:
    Net earnings (loss)                         $   (247,116)    397,461
    Adjustments to reconcile net earnings
      (loss) to cash provided (used) by
      operating activities:
      Gain on sale of land                              -       (921,816)
      Write-off of investment in CRF Funding            -         18,424
      Depreciation                                    17,822       2,020
      Amortization of purchase discount              (37,808)        -
    Changes in assets and liabilities net
      of effects from purchase of Atlantic:
      Accounts receivable                            (32,077)        -
      Inventories                                    307,593         -
      Prepaid expenses and other assets               76,288     107,641
      Accounts payable and accrued liabilities      (258,673)     18,059
                                                     -------      ------
  Net cash provided (used) in operating
  activities                                    $   (173,971)   (378,211)
                                                     -------     --------
Cash flows from investing activities:
  Payment for purchase of Atlantic Hardware
    and Supply Corporation net of cash acquired   (3,774,249)        -
  Investment in marketable investment securities   1,900,000     (20,442)
  Payments received on notes receivable               99,036     180,703
  Proceeds from sale of land                            -      2,257,112
  Investment in land held for sale                    (9,369)        -
  Deed of trust received on land sale                   -       (452,098)
  Additions to property and equipment                 (6,439)        -
                                                   ----------  ----------
Net cash provided (used) by investing activities  (1,791,021)  1,965,275
                                                   ----------  ----------
Cash flows from financing activities:
 Payments on note payable                           (519,341)   (548,592)
 Borrowing from short-term bank loan                 800,000        -
 Repayment of short-term bank loan                  (800,000)       -
 Borrowing under line of credit                    2,219,122        -
 Repayments of borrowing under line of credit       (214,151)       -
                                                   ---------   ----------
Net cash provided (used) by financing activities   1,485,630    (548,592)
                                                   ---------   ----------
Increase (decrease) in cash and cash equivalents    (479,362)  1,038,472
                                                   ---------   ---------
Cash and cash equivalents - beginning of period      805,262     540,689
                                                   ---------   ---------
Cash and cash equivalents - end of period         $  325,900   1,579,161
                                                   ---------   ---------

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

     For comparative purposes, certain amounts in the l994 con-solidated financial statements have been reclassified to con-form to the l995 presentation.

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

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each calendar year. The pro forma information, which contains adjustments for interest on acquisition financing and amortiza-tion of the excess of acquired net assets over cost, is provided for information only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.


                 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                 (Continued)


                                   Nine Months Ended September 30,
                                      l995                l994
                                      ----                ----
     Total Revenues              $ 14,159,339         12,679,818
                                   ----------         ----------
     Net Earnings                    (307,650)           735,720
                                   ----------         ----------
     Net Earnings Per Share           (.02)                .05
                                      -----                ---
     Common and Common Equivalent
       Shares Outstanding         l5,486,385          l5,486,385
                                  ----------          ----------
                                   Three Months Ended September 30,
                                      l995                 l994
                                      ----                 ----
     Total Revenues              $  4,699,525          4,753,604
                                   ----------          ---------
     Net Earnings (Loss)             (120,879)            66,977
                                   ----------          ---------
     Net Earnings Per Share           (.01)                  -
                                      -----                -----
     Common and Common Equivalent
       Shares Outstanding         l5,486,385          l5,486,385
                                  ----------          ----------

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

(4) The Company and its subsidiaries file a consolidated Federal income tax return. For the nine months ended September 30, l995 and l994, no federal income tax provisions were required.

     The Company has Federal book and tax net operating loss carry-forwards available for future periods of approximately
     $4l,000,000 which expire from l995 through 2008 as follows:

                  Year
                  ----
             l995 - 2000             $ 15,900,000
             2002 - 2008               25,100,000

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

              COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations - Nine Months Ended
   September 30, l995 and l994

   Registrant reported net loss of $247,116 for the nine months of l995 compared to a gain of $397,461 in the first nine months of l994. There were no land sales in l995 as compared to proceeds from the sale of land held for sale of $2,257,112 and a gain on sale of $921,816 in the first nine months of l994. The Registrant expects additional cash flow and revenues from land sales in l995 and l996. The l995 first nine months net loss consisted of a loss of $412,720 from parent company operations reduced by net income of $165,604 from Atlantic Hardware and Supply Corporation ("Atlantic") from its acquisition date of May l9, l995 to September 30, l995, which included $37,808 amortization of purchase discount resulting from the acquisition of Atlantic.

   Total revenues increased to $7,651,028 in the l995 period from $199,999 in the l994 period principally attributable to Atlantic sales of $7,376,708 (none in l994).

   Total cost of sales increased $5,510,839 principally due to the acquisition of Atlantic (none in l994). General and administrative expenses increased $1,536,993 and interest expense increased $114,922 principally due to the acquisition of Atlantic.

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

Results of Operations - Three Months Ended
  September 30, l995 and l994

    Registrant reported net loss of $130,780 for the third quarter of l995 compared to net loss of $135,746 in the third quarter of l994. Proceeds from sale of land were $139,828 and the gain on sale was $10,979 in the third quarter of l994 (compared to none in the l995 period). The l995 third quarter net loss consisted of earnings of $31,203 from Atlantic, which included $28,356 amortization of purchase discount resulting from the acquisition of Atlantic, reduced by a net loss of $161,983 from parent company operations.

    Total revenues increased $4,622,710 attributable to Atlantic sales of $4,619,499 (none in l994). General and administrative expenses increased $1,088,431 and interest expenses increased $64,005 in the l995 period principally due to the acquisition of Atlantic.

              COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
               Management's Discussion and Analysis of
             Financial Results and Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
    As of September 30, l995, the Registrant had $1,025,900 in cash, cash equivalents and marketable investment securities compared to $2,979,161 at September 30, l994.

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

     (b)  Reports on Form 8-K -  None


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL COMMERCIAL CORP.

Dated: October 24,l995               /s/Bernard Korn
                                   ----------------------
                                   Bernard Korn, Chairman
                                   of the Board & President

Dated: October 24,l995              /s/ James W. Stewart
                                   ---------------------------
                                   James W. Stewart, Executive
                                   Vice President, Treasurer
                                   and Secretary