Form 10KSB40
period 1995-12-31
COLONIAL COMMERCIAL CORP
filed 1996-03-29
CIK 21828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1995     Commission File No. 1-6663
-------------------------------------------     --------------------------
                            COLONIAL COMMERCIAL CORP.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)
             ------------------------------------------------------
        New York                              11-2037182
        --------                              ----------
(State or other jurisdiction of      (IRS Employer Identification No.)
Incorporation or Organization)

3601 Hempstead Turnpike, Levittown, New York           11756-1315
--------------------------------------------           ----------
  (Address of Principal Executive Offices)             (Zip Code)
Registrant's Telephone Number, Including Area Code:    516-796-8400
                                                       ------------

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Class                     Name of Exchange on Which Registered
--------------                     ------------------------------------
    None                                           None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
              Convertible Preferred Stock, Par Value $.01 Per Share
              -----------------------------------------------------
                                (Title of Class)
Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  x          No
                           -

Revenues for the fiscal year ended December 31, 1995 were $13,957,286.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,142,872 as of March 15, 1996.

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 15, 1996

Common Stock,               par value $.01 per share - 6,774,819 shares.
Convertible Preferred Stock par value $.01 per share - 8,711,566 shares.
                       Documents Incorporated by Reference
Document                                               Part
Registrant's 1996 Proxy Statement for Annual Meeting
  of Shareholders on June 12, 1996                      III
Registrant's 1995 Annual Report to Shareholders         I, II

                                     PART I.

Item 1(a)  Business Developments
--------------------------------

     Colonial Commercial Corp. (the "Company" or "Registrant") is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term ("Registrant" or "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

     On May 19, 1995, Registrant purchased the capital stock of Atlantic Hardware and Supply Corporation ("Atlantic"), a distributor of door hardware, doors and frames, for approximately $3.8 million in cash.

     The Company owns 8.5% of Monroc, Inc., ("Monroc") a concrete products company, headquartered in Utah and holds several parcels of land for sale in Utah.

     In May 1994, Monroc completed the public sale of 600,000 shares of common stock representing approximately 21% of the post-offering outstanding shares of common stock. Accordingly, the Company's ownership was reduced from 17% to 13%. In December, 1995, Colonial's ownership in Monroc decreased to 8.5% from 13% because a private investment fund purchased 1,650,000 shares of Monroc's common stock and a warrant for the purchase of an additional 1,500,000 shares for an aggregate purchase price of $9,075,000. The purchaser owns approximately 37% of the total shares of Monroc's common stock. Upon exercise of the warrant, and assuming that no additional Monroc common stock was issued, the investment fund's percentage ownership would increase to 53%, and Colonial's ownership percentage would decrease to 6.3%.

Item 1(b)  Business Description
-------------------------------

     Since 1993, the Registrant has been offering consulting and advisory services to financial institutions while it was in the process of evaluating investment opportunities. Since the May 19, 1995 acquisition of Atlantic, the Registrant's principal business activity is the distribution on builders' hardware, which is descried in more detail below. The Registrant continues to seek acquisitions of going concerns and offer consulting services to lenders.

Atlantic - Builders' Hardware
-----------------------------

     Atlantic's primary business is the distribution of door hardware, doors and frames used in new building construction, buildings being rehabilitated, interior tenant buildouts, and building maintenance. Products sold by Atlantic include all types of mechanical and electronic hardware, such as locks, door knobs, door closers, hinges and other door-related hardware. Atlantic services the contract hardware market, usually as a material supplier only, on a wide range of commercial, residential, and institutional construction projects, such as office buildings, hospitals, schools, hotels and high-rise apartment buildings.

     Atlantic had approximately 560 customers in 1995. In 1995, no customer accounted for more than 10% of sales. Atlantic does not believe that the loss of any one customer would he a material adverse effect on its business.

     As of December 31, 1995, Atlantic had $11,480,000 in firm backlog of orders. Atlantic expects that approximately 95% of the backlog of orders as of December 31, 1995 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations.

     Atlantic purchases products from approximately 785 suppliers. In 1995, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect upon its business.

     Atlantic competes primarily with other hardware distributors who are selected by the architects, owners, and/or construction managers, on a job to job basis. Atlantic has its estimators evaluate plans received from a contractor, and prepare and submit a price for the project, which is awarded through bid or negotiation. If Atlantic receives the job, it supplies the required hardware by placing orders with manufacturers or from goods on hand, or both.

     Atlantic's competition varies widely from region to region, primarily because builders' hardware distributors are generally local single market firms. Within each geographical market, contractors generally limit their hardware suppliers to a few local firms. Also, in certain markets, Atlantic competes with firms that supply the complete door package (i.e., door, frame and hardware). Atlantic has been one of the largest "hardware only" suppliers; however, Atlantic is in the process of changing its marketing focus from a "hardware only" supplier to a complete door package supplier.

Management and Employees
------------------------

     As of December 31, 1995, the Registrant had 67 employees, of whom 2 were executive officers at its corporate offices in Levittown, New York. Sixty three
(63) of the employees are employed by Atlantic, one of whom is represented by a labor union. The company believes its employee relations are satisfactory.

Item 2.  Properties
-------------------

     Registrant's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

     Atlantic maintains office and warehouse space of approximately 28,000 square feet at 601 West 26th Street, New York under a lease expiring in April 2000. Atlantic also maintains leased sales offices in Bensenville, Illinois; Norcross, Georgia; Wilkes Barre, Pennsylvania and Farmingdale, New York.

     Registrant's executive offices, located in Ft. Lauderdale, Florida, were closed in June, 1995.

     The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance.

     Although it is not the customary policy of the Registrant to invest in real estate, the Company owned a 50% interest in three parcels of raw land in Salt Lake County, Utah. The parcels, together with three other parcels which have been sold, were received as a distribution from a restructuring of Monroc in 1986. The Registrant, together with its 50% partner, intends to continue its efforts to sell the parcels without incurring significant development costs. The Registrant and its 50% partner have granted a purchase option for consideration to a developer which expires in December 1996. If the option is exercised, the sales price is in excess of the Registrant's carrying cost.

Item 3.  Legal Proceedings
--------------------------

     In January, 1996, Colonial instituted an action for summary judgment against a partnership and its general partners regarding non-payment of an unsecured $1 million note, which was due on December 31, 1995. The makers of the note instituted an action to declare the note invalid in January 1996, notwithstanding their previous written acknowledgments that they had no defenses or offsets to the note. In March 1996, an understanding was reached to restructure the terms of the note, based upon a cash payment schedule and collateralization of the note with real property valued in excess of the outstanding note receivable. In the event the restructuring agreement is not completed, it is the opinion of the Company and its counsel in this matter, that judgment will be rendered in favor of the Company for the full principal amount of the note and for costs, disbursements and reasonable attorneys' fees.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                                 Not Applicable

Additional Item - Executive Officers of the Registrant
------------------------------------------------------

     The names, ages and positions of the Registrant's executive officers are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Shareholders and from time to time at the pleasure of the Board. There are no family relationships among these officers, nor any arrangement or understanding between any such officers and any other person pursuant to which any of such officers were selected as executive officers.

Name, Age                     Business Experience
and Position                  During Past Five Years
------------                  ----------------------

Bernard Korn,  70             From prior to January 1989 to present,
  Chairman of the Board,        Chairman of the Board and President,
  President, Chief Executive    Chief Executive Officer of the Company

James W. Stewart, 49          From prior to January 1989, Executive
  and Director                  Vice President and Treasurer of the
                                Company.  From December 31, 1993,
                                to the present, Secretary of the
                                Company.

Item 5.  Market for the Registrant's Common Stock, Convertible Preferred
------------------------------------------------------------------------
Stock and Related Stockholder Matters
-------------------------------------

     The information required to be provided is incorporated by reference from page 3 of the Registrant's 1995 Annual Report to Shareholders.


Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The information required to be provided is incorporated by a reference from pages 4 and 5 of the Registrant's 1995 Annual Report to Shareholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements of the Registrant, the Independent Auditors' Report thereon of KPMG Peat Marwick LLP, independent certified public accountants, as of December 31, 1994 and 1995 and for each of the years in the three year period ended December 31, 1995, are incorporated herein by reference from pages 6 through 20 of the Registrant's 1995 Annual Report to Shareholders.

Item 8.  Disagreements on Accounting and Financial Disclosures
--------------------------------------------------------------

                            None

                                PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required to be provided is incorporated by reference from Registrant's 1996 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. Information relative to executive officers of the Registrant is included in Part I of this report on Form 10-KSB under the caption, "Executive Officers of the Registrant".

Item 10.  Executive Compensation.
---------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
-----------

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required to be provided under Part III, Items 10, 11 and 12 is incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Exhibits and Report on Form 8-K
-----------------------------------------

        1. Exhibits
           --------

        The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this Form 10-KSB.

        2. Reports on Form 8-K
           -------------------

        Registrant filed no reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COLONIAL COMMERCIAL CORP.
                              (Registrant)

By:/s/ Bernard Korn            By:/s/ James W. Stewart
   ----------------               --------------------
   Bernard Korn, Pres.            James W. Stewart
                                  Treasurer, Chief Financial
                                  and Accounting Officer

Dated:  March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 27, 1996 by the following persons on behalf of the Registrant and in the capacities indicated:

                                By:  /s/ Bernard Korn
                                     ----------------
                                    Bernard Korn, President & Director

                                By:  /s/ James W. Stewart
                                     --------------------
                                    James W. Stewart, Executive Vice
                                    President, Treasurer and
                                    Secretary/Director

                                By:  /s/ Raphael M. Brackman
                                     -----------------------
                                    Raphael M. Brackman, Director

                                By:  /s/ Gerald S. Deutsch
                                     ---------------------
                                    Gerald S. Deutsch, Director

                                By:  /s/ William Koon
                                     ----------------
                                    William Koon, Director

                                By:  /s/ Donald K. MacNeill
                                     ----------------------
                                    Donald K. MacNeill, Director

                                By:  /s/ Ronald Miller
                                     -----------------
                                    Ronald Miller, Director

                                By:  /s/ Jack Rose
                                     -------------
                                    Jack Rose, Director

                                By:  /s/ Carl L. Sussman
                                     -------------------
                                    Carl L. Sussman, Director

                           INDEX TO EXHIBITS
                                 Item 1

                                                         Incorporated by
                                          Filed           Reference From
Exhibits                                 Herewith   Form    Date  Exhibit
--------                                 --------   ----    ----  -------

3(a)  Certificate of Incor-
      poration of Registrant                         8-K   1/5/83    1

 (b)  By-Laws of Registrant                          8-K   1/5/83    1

4     Indenture dated as of
      January 17, 1983 between
      Registrant and IBJ Schroder
      Bank and Trust Co., relating
      to 6% Notes (approved by the
      Bankruptcy Court but not yet
      signed)                                       10-K   4/12/83   4(a)

10(a) Employment Agreement dated
      as of November 1, 1989 between
      Registrant and Bernard Korn                   10-K   3/30/90   10(a)

      (i) Amendment No. 1 dated
          January 1, 1995 to Employ-
          ment Agreement dated
          January 1, 1989                          10KSB   3/30/95   10(a)(I)

  (b)  Employment Agreement dated
       as of January 1, 1995 between
       Registrant and James W. Stewart             10KSB   3/30/95   10(b)

  (c)  Certain Monroc, Inc. documents

      (i) Promissory Note from
          Monroc, Inc. (formerly
          Monroc Acquisition, Inc.)
          to Wel-Com Financial
          Services, Inc.                           10-K   3/30/88   10(b)(v)

     (ii) Subordination Agreement
          dated July 27, 1993 with
          reference to Promissory
          Note filed as Exhibit
          10 (c) (i)                               10KSB   3/30/95   10(c)(ii)

    (iii) Voting Agreement dated
          December 28, 1995 between
          Registrant and Building and      Yes

  Construction Partners, L.P.

                        INDEX TO EXHIBITS
                              Item 1

                                                           Incorporated by
                                          Filed             Reference From
Exhibits                                 Herewith   Form    Date    Exhibit
--------                                 --------   ----    ----    -------

(d) 1986 Stock Option Plan                          10-K   3/30/88  10(c)(ii)

(e)  (i)  Agreement dated
          December 19, 1986
          by and between
          Breskel Associates
          and Registrant                            10-K   3/30/87 10(m)xxx(ii)

     (ii) Promissory Note dated
          December 19, 1986 for
          $1,000,000 Breskel
          Associates to
          Registrant                                10-K   3/30/87 10(m)xxx(iii)

          (A) Restated and Amended
              Promissory Note dated
              January 31, 1994 for
              $1,000,000 from Breskel
              Associates to Registrant              10-KSB 3/29/94 10(f)(ii)(A)

      (iii)Letter agreement dated
           March 13, 1996 to re-
           structure Amended
           Promissory Note dated
           January 31, 1994              Yes

(f) Certain documents relating to
    Atlantic Hardware and Supply
    Corporation

       (i) Stock Purchase Agreement
           dated May 19, 1995 by and
           among Thackeray Corporation,
           Rennand-Paige Industries,
           Inc. and Colonial
           Commercial Corp.                         8-K   6/5/95   10(g)(i)

      (ii) Revolving Credit Agreement
           between Atlantic Hardware
           and Supply Corporation and
           Sterling National Bank &
           Trust Company of New York                8-K   6/5/95   10(g)(ii)

                      INDEX TO EXHIBITS
                            Item 1


                                                            Incorporated by
                                          Filed              Reference From
Exhibits                                 Herewith      Form  Date   Exhibit
--------                                 --------      ----  ----   -------

      (iii) Guarantee of all
            liabilities and
            security agreement
            of Atlantic Hardware
            and Supply Corpora-
            tion by Colonial
            Commercial Corp. to
            Sterling National
            Bank and Trust of
            New York                                   8-K   6/5/95  10(g)(iii)

       (iv) Secured interest
            bearing note between
            Colonial Commercial
            Corp. and National
            Westminster Bank                           8-K   6/5/95  10(g)(iv)

        (v) Employment Agreement
            dated May 19, 1995
            between Atlantic
            Hardware and Supply
            Corporation and Paul
            Selden                                     8-K   6/5/95  10(g)(v)

    (g) Lease dated February 27,
        1992 by and between
        Registrant and 3601
        Turnpike Associates                           10-KSB 3/29/93 10(h)(iii)

  11 Statement re computation of
     per share earnings (loss)
    (not filed since computations
     are readily apparent from
     financial statements

                                INDEX TO EXHIBITS
                                     Item 1

                                                        Incorporated by
                                          Filed          Reference From
Exhibits                                 Herewith    Form   Date  Exhibit
--------                                 --------    ----   ----  -------

13 Annual Report of the Registrant
   for the fiscal year ended
   December 31, 1995.  Such
   report except for those portions
   which are expressly incorporated
   by reference herein, is
   furnished for the information
   of the Commission and is not to
   be deemed "filed" as part of this
   filing. Financial statement
   schedules that are not applicable
   are omitted or included in the
   financial statement footnotes.          Yes

21 Subsidiaries of Registrant              Yes

23 Consent of KPMG Peat Marwick LLP        Yes

27 Financial Data Schedule                 Yes