Form 10QSB
period 1996-03-31
COLONIAL COMMERCIAL CORP
filed 1996-05-13
CIK 21828

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934







          For the Quarter Ended March 31, 1996   Commission File No. 1-6663
          ------------------------------------   ------------------- ------
                                COLONIAL COMMERCIAL CORP.
                                -------------------------
                (Exact Name of Registrant as Specified in its Charter)

                     New York                                11-2037182
                     --------                                ----------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

       3601 Hempstead Turnpike, Levittown, New York            11756-1315
       --------------------------------------------            ----------
       (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code:    516-796-8400
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

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 31, 1996.

       Common Stock, par value $.01 per share               - 6,774,819 shares
      Convertible Preferred Stock, par value $.01 per share - 8,711,566 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

PART I.     FINANCIAL INFORMATION

  Item  l - Financial Statements

            Consolidated Balance Sheets as of
                 March 31, 1996 (unaudited)
                 and December 31, 1995                                     1

            Consolidated Statements of Operations
                 Three Months Ended March 31, 1996
                 and 1995 (unaudited)                                      2

            Consolidated Statements of Stockholders' Equity
                 as of March 31, 1996  (unaudited)
                 and December 31, 1995                                     3

            Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996
                 and 1995 (unaudited)                                      4

            Notes to Consolidated Financial Statements (unaudited)         5

  Item 2 -  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6

PART II.    OTHER INFORMATION

  Item 1 -  Legal Proceedings                                              6

  Item 6 -  Exhibits and Reports on Form 8-K                               6

SIGNATURES                                                                 7


                                                       PART I.
Item 1.  Financial Statments
- ----------------------------

                                      COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                         March 31, 1996 and December 31, 1995
                   Assets                                                          1996           1995
                   ------                                                          ----           ----
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $    834,591       1,856,008
    Accounts receivable, net of allowance for
      doubtful accounts of  $193,900  in 1996 and $137,650 in 1995               6,318,148       6,815,401
 Inventory                                                                       1,984,677       1,301,455
 Notes receivable - current portion                                                497,000         659,500
 Prepaid expenses and other assets                                                 111,108         156,360
                                                                                ----------      ----------
               Total current assets                                              9,745,524      10,788,724

Notes receivable, excluding current  portion                                     1,434,250       1,271,750
Investment in Monroc, Inc.                                                       1,748,578       2,032,132
Property and equipment, net                                                        100,060         109,300
Land held for sale                                                                 387,377         407,377
                                                                                ----------      ----------
                                                                                13,415,789      14,609,283
                                                                                ==========      ==========
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
   Accounts payable                                                              2,494,248       2,565,016
   Accrued liabilities                                                             890,942         930,013
   Income taxes payable                                                            206,356         206,356
   Borrowings under line of credit                                               1,995,749       2,209,815
   Notes payable - current portion                                                 469,082         494,211
                                                                                ----------      ----------
                 Total current  liabilities                                      6,056,377       6,405,411
Notes payable, excluding current portion                                           447,362         916,444
Excess of acquired net assets over cost                                          1,035,174       1,066,249
                                                                                ----------       ---------
                 Total liabilities                                               7,538,913       8,388,104
                                                                                ----------       ---------
Stockholders' equity:
   Convertible preferred stock, $.01 par value
      liquidation preference of $8,711,566 and
      $8,719,171 at March 31, 1996 and December
      31, 1995, respectively, 12,344,300 shares
      authorized, 8,711,566 and 8,719,171 shares issued
      and outstanding at March 31, 1996 and
      December 31, 1995,  respectively                                              87,116          87,192
   Common stock, $.01 par value, 40,000,000  shares
      authorized, and 6,774,819 shares issued and 6,767,214
      outstanding at March 31, 1996 and December  31,
         1995,  respectively                                                        67,748          67,672
   Additional paid-in capital                                                    9,023,669       9,023,669
   Unrealized gain on investment security                                           98,578         382,132
   Accumulated deficit                                                          (3,400,235)     (3,339,486)
                                                                                -----------     -----------
                              Total stockholders' equity                         5,876,876       6,221,179
                                                                                 ---------       ---------

Commitments and  contingencies
                                                                              $ 13,415,789      14,609,283
See accompanying notes to consolidated financial statements.                    ==========      ==========




                                    COLONIAL COMMERCIAL CORP.

                              Consolidated Statements of Operations

                            Three Months Ended March 31, 1996 and 1995

                                           (Unaudited)

                                                     1996            1995
                                                     ----            ----
Revenues:
  Sales                                            $  5,311,665         -
  Interest                                               30,471      69,788
  Other                                                   1,359       5,955
                                                      ---------     -------

             Total  revenues                          5,343,495      75,743
                                                      ---------      ------

Expenses:
  Cost of sales                                       3,961,890         -
  Selling, general and administrative, net            1,367,537     211,190
                                                      ---------     -------

             Total expenses                           5,329,427     211,190
                                                      ---------     -------

             Operating income (loss)                     14,068    (135,447)


Interest                                                (59,817)          -
                                                         ------     -------

             Loss  before income taxes                  (45,749)   (135,447)

Income taxes                                             15,000           -
                                                         ------    --------

             Net loss                              $    (60,749)   (135,447)
                                                         ======     =======

Net loss per common and preferred
 share                                             $     (0.0)       (.01)
                                                          ===         ===

Common and preferred shares outstanding              15,486,385  15,486,385
                                                     ==========  ==========








See accompanying notes to consolidated financial statements.




                                             COLONIAL COMMERCIAL CORP.
                                                 AND SUBSIDIARIES

                                 Consolidated Statements of Stockholders' Equity

                                   Three Months Ended March 31, 1996 and 1995
                                                   (Unaudited)

                                                                  Net un-
                             Con-                                realized                 Total
                             vertible             Additional      gain on      Accu -      stock-
                             preferred   Common    paid-in      investment    mulated     holders'
                               stock      stock     capital      security     deficit      equity
                               -----      -----     -------      --------     -------      ------

Balances at
December 31, 1994           $  88,348     66,516   9,023,669         -     (4,214,745)   4,963,788

Conversion of 115,671
 shares of preferred
 stock to common
 stock                         (1,156)     1,156          -          -           -           -
Net income                          -          -          -          -        875,259      875,259
Net unrealized gain
 on investment
 security                           -          -          -       382,132           -      382,132
                              -------      -----   --------       -------    --------      -------

Balances at
December 31, 1995              87,192     67,672  9,023,669       382,132  (3,339,486)   6,221,179
Conversion of  7,605
 shares of preferred
 stock to common
 stock                            (76)        76          -             -           -            -
Net loss                            -          -          -             -     (60,749)     (60,749)
Net unrealized loss
 on investment
 security                           -          -          -      (283,554)          -     (283,554)
                               ------     ------  ---------      --------     -------      -------

Balances at
March 31, 1996              $  87,116     67,748  9,023,669        98,578  (3,400,235)   5,876,876
                               ======     ======  =========        ======  ===========   =========



See accompanying notes to consolidated financial statements.



                                    COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows

                                    Three Months Ended March 31, 1996 and 1995

                                                   (Unaudited)

                                                                                               1996            1995
                                                                                               ----            ----

Reconciliation of net loss to net cash used in operating activities:
      Net loss                                                                            $   (60,749)       (135,447)
      Adjustments to reconcile net  loss to cash  provided by (used in)  operating activities.
             Provision for allowance for doubtful accounts                                     56,250                -
             Depreciation                                                                      13,709             673
             Amortization of excess of acquired net assets over cost                          (31,075)               -
             Changes in assets and liabilities:
                 Accounts receivable                                                          441,003                -
                 Inventory                                                                   (683,222)               -
                 Prepaid expenses and other assets                                             45,252          28,847
                 Accounts payable                                                             (70,768)               -
                 Accrued liabilities                                                          (39,071)         (5,018)
                                                                                            ----------       ---------
                                 Net cash used in  operating activities                      (328,671)       (110,945)

Cash flows from investing activities:
     Proceeds from  investment securities                                                           -         200,000
     Change in land held for sale                                                              20,000                -
     Additions to property and equipment                                                       (4,469)               -
                                                                                              --------        --------
                                 Net cash provided by investing activities                     15,531         200,000

Cash flows from financing activities:
     Payments on notes payable                                                               (494,211)       (519,341)
     Net repayments under line of credit                                                     (214,066)               -
                                                                                             ---------       ---------
                                 Net cash used in  financing activities                      (708,277)       (519,341)
                                                                                             ---------       ---------
Decrease in cash and cash equivalents                                                      (1,021,417)       (430,286)

Cash and cash equivalents - beginning of period                                             1,856,008         805,262
                                                                                            ---------         -------
Cash and cash equivalents - end of period                                                     834,591         374,976
                                                                                              =======         =======

See accompanying notes to consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 1996 and December 31, 1995

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report filed on Form 10-KSB.

(2)  Supplemental Cash Flow Information
     ----------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:


                                                               Three Months Ended
                                                     March 31, 1996         March 31, 1995
                                                     --------------         --------------
              Cash paid during the period for:

                      Interest                        $ 64,341               $  -0-
                      Income taxes                    $  -0-                 $  -0-


(3)  Notes Receivable
     ----------------

     Included in notes receivable is a $1,000,000 unsecured note which required payment to be made on December 31, 1995. In March 1996, a written understanding to restructure the terms of the note was reached which provided for collateral and scheduled principal payments beginning in April 1996. Agreement on the restructuring of the note was not reached and the Company is now pursuing legal action to obtain a judgment against the assets of the debtor. Management is of the opinion that the present value of the expected future cash flows of the sale of assets anticipated to be obtained from enforcement of the judgment will be at least equal to the amount of the note. Accordingly, the Company did not record an allowance for this note at March 31, 1996. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the present value of the expected future cash flows of the sale of assets to be obtained upon legal action.

Item 2. Management's Discussion and Analysis of
- -----------------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

Results of Operations - Three Months Ended
    March 31, 1996 and 1995

    Registrant reported a net loss of $60,749 for the three months of 1996, compared to a net loss of $135,447 in the first three months of 1995. The 1996 loss consisted of a net loss of $134,662 from parent company operations offset by net income of $73,913 from Atlantic Hardware and Supply Corporation ("Atlantic"). There were no land sales in 1996 or for the first three months of 1995. The Registrant expects cash flow and revenues from land sales in 1996 and 1997.

    Total revenues increased to $5,343,495 in the 1996 period compared to $75,743 in the 1995 period, principally attributable to Atlantic's sales of $5,3ll,665. Atlantic's sales backlog has increased $400,000 to $11,880,000 since December 31, 1995. The March 31, 1996 backlog has increased $4,000,000 from March 31, 1995.

    Total cost of sales increased $3,961,890 entirely due to the acquisition of Atlantic. General and administrative expense increased $1,156,347 and interest expense increased $59,817 principally due to the acquisition of Atlantic.

    The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be effected by the timing and the size of any new acquisitions, the timing of additional land sales and the operating results of Atlantic.

    The Registrant has provided for income taxes primarily as a result of state income taxes associated with the income from Atlantic.

Liquidity and Capital Resources

    As of March 31, 1996, the Registrant had $834,591 in cash and cash equivalents compared to $1,856,008 at December 31, 1995.

    The Registrant believes that its cash and cash equivalents are adequate for its present operations and that credit is available should it be required. The Company's capital resources consist primarily of cash and cash equivalents, notes receivable, land held for sale and its investment in Atlantic and Monroc, Inc. The Company believes the carrying value of its land held for sale is less than their market value.

                                PART II. OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

    In January, 1996, Colonial instituted an action for summary judgment against a partnership and its general partners regarding nonpayment of an unsecured $1 million note, which was due on December 31, 1995. The makers of the note instituted an action to declare the note invalid in January 1996, notwithstanding their payments on the note and their previous written acknowledgments that they had no defenses or offsets to the note. In March 1996, an understanding was reached to restructure the terms of the note, based upon a cash payment schedule and collateralization of the note with real property valued in excess of the outstanding note receivable. The restructuring agreement has not been completed and Colonial is pursuing its action for summary judgment. It is the opinion of the Company and its counsel in this matter, that judgment will be rendered in favor of Colonial for the full principal amount of the note and for costs, disbursements and reasonable attorneys' fees.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a) Exhibits - Exhibit 27.  Financial Data Schedule

    (b) Reports on Form 8-K - During the three months ended March 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLONIAL COMMERCIAL CORP.
Dated :  May  13, 1996

                                           /s/ BERNARD KORN
                                          --------------------------------------
                                          Bernard Korn, Chairman of the Board
                                          and President

                                           /s/ JAMES W. STEWART
                                          --------------------------------------
                                          James W. Stewart, Executive Vice Pres.
                                          Treasurer and Secretary