Form 10QSB
period 1996-06-30
COLONIAL COMMERCIAL CORP
filed 1996-08-12
CIK 21828

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended June 30, 1996    Commission File No. 1-6663
      -----------------------------------    --------------------------

                               COLONIAL COMMERCIAL CORP.
                               -------------------------
                (Exact Name of Registrant as Specified in its Charter)

             New York                                  11-2037182
             --------                                  ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)

      3601 Hempstead Turnpike, Levittown New York         11756-1315
      -------------------------------------------         ----------
       (Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  516-796-8400
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

                        Yes  X             No
                             -                ---

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of June 30, 1996.

      Common Stock, par value $.01 per share                - 6,775,549 shares
      Convertible Preferred Stock, par value $.01 per share - 8,710,836 shares

                    COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                        INDEX

                                                                 PAGE NO.
                                                                 --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           June 30, 1996 (unaudited) and
           December 31, 1995                                      1

          Consolidated Statements of Operations
           Six Months Ended June 30, 1996 and
           1995 (unaudited)                                       2

          Consolidated Statements of Operations
           Three Months Ended June 30, 1996 and
           1995 (unaudited)                                       3

          Consolidated Statements of Stockholders'
           Equity as of June 30, 1996 (unaudited)
           and December 31, 1995                                  4

          Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1996 and
           1995 (unaudited)                                       5

          Notes to Consolidated Financial Statements
           (unaudited)                                            6

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                       8

 Item 6 - Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                        9

                                     PART 1.

Item 1.  Financial Statements
- -----------------------------
                    COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                        June 30, 1996 and December 31, 1995

     Assets                                                         1996               1995
     ------                                                         ----               ----
                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                    $     825,167         1,856,008
 Accounts receivable, net of allowance for doubtful
  accounts of $250,150 in 1996 and $137,650 in 1995               6,929,442         6,815,401
 Inventory                                                        2,078,555         1,301,455
 Notes receivable - current portion                                 120,000           659,500
 Prepaid expenses and other assets                                   74,650           156,360
                                                                 ----------        ----------
     Total current assets                                        10,027,814        10,788,724

Notes receivable, excluding current portion                       1,388,750         1,271,750
Investment in Monroc, Inc.                                        1,937,614         2,032,132
Property and equipment, net                                         124,477           109,300
Land held for sale                                                  369,495           407,377
                                                                 ----------        ----------
                                                                 13,848,150        14,609,283
                                                                 ==========        ==========
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                                                 2,352,670         2,565,016
 Accrued liabilities                                                892,853           930,013
 Income taxes payable                                               206,356           206,356
 Borrowings under line of credit                                  2,308,974         2,209,815
 Notes payable - current portion                                    469,082           494,211
                                                                 ----------        ----------
     Total current liabilities                                    6,229,935         6,405,411
Notes payable, excluding current portion                            447,362           916,444
Excess of acquired net assets over cost                           1,006,941         1,066,249
                                                                 ----------        ----------
     Total liabilities                                            7,684,238         8,388,104
                                                                 ----------        ----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value liquidation
  preference $8,710,836 and $8,719,171 at June 30, 1996
  and December 31, 1995, respectively, 12,344,300 shares
  authorized,8,710,836 and 8,719,171 shares issued and
  outstanding at June 30, 1996 and December 31, 1995,
  respectively                                                       87,109            87,192
 Common stock,$.01 par value, 40,000,000 shares
  authorized, and 6,775,549 and 6,767,214 shares issued and
  outstanding at June 30,1996 and December 31, 1995,
  respectively                                                       67,755            67,672
 Additional paid-in capital                                       9,023,669         9,023,669
 Unrealized gain on investment security                             287,614           382,132
 Accumulated deficit                                             (3,302,235)       (3,339,486)
                                                                 ----------        ----------
     Total stockholders' equity                                   6,163,912         6,221,179
                                                                 ----------        ----------
Commitments and contingencies
                                                              $  13,848,150        14,609,283
                                                                 ==========        ==========
See accompanying notes to consolidated financial statements.

                                             -1-

                             COLONIAL COMMERCIAL CORP.

                       Consolidated Statements of Operations

                       Six Months Ended June 30,1996 and 1995

                                   (Unaudited)

                                                       1996              1995
                                                       ----              ----
Revenues:
 Sales                                           $  11,783,198        2,757,209
 Interest                                               69,837          164,277
 Other                                                   7,491           31,417
                                                    ----------        ---------
     Total revenues                                 11,860,526        2,952,903

Expenses:
 Cost of sales                                       8,764,984        2,049,086
 Selling, general and administrative,
  net                                                2,859,291          950,776
                                                    ----------        ---------
     Total expenses                                 11,624,275        2,999,862
                                                    ----------        ---------

     Operating income (loss)                           236,251          (46,959)

Interest                                               124,000           50,917
                                                    ----------        ---------
     Income (loss) before income taxes                 112,251          (97,876)

Income taxes                                            75,000           18,460
                                                    ----------        ---------
     Net Income (loss)                              $   37,251         (116,336)
                                                     ---------         ========

Net income (loss) per common and preferred
   share                                                   .00             (.01)
                                                           ===              ===

Common and preferred shares outstanding              15,486,385      15,486,385
                                                     ==========      ==========


See accompanying notes to consolidated financial statements.

                                        -2-

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                    Three Months Ended June 30, 1996 and 1995

                                   (Unaudited)

                                                        1996             1995
                                                        ----             ----
Revenues:
 Sales                                          $    6,471,533        2,757,209
 Interest                                               39,366           91,542
 Other                                                   6,132           28,409
                                                     ---------        ---------
     Total revenues                                  6,517,031        2,877,160
                                                     ---------        ---------
Expenses:
 Cost of sales                                       4,803,094        2,049,086
 Selling, general and administrative,
  net                                                1,491,754          739,586
                                                     ---------        ---------
     Total expenses                                  6,294,848        2,788,672
                                                     ---------        ---------
     Operating income                                  222,183           88,488

Interest                                                64,183           50,917
                                                     ---------        ---------

     Income before income taxes                        158,000           37,571
                                                     ---------        ---------

Income taxes                                            60,000           18,460
                                                     ---------        ---------

     Net income                                         98,000           19,111
                                                     ---------        ---------

Net income per common and preferred share                .01              .00
                                                         ---              ---

Common and preferred shares outstanding             15,486,385       15,486,385
                                                    ==========       ==========


See accompanying notes to consolidated financial statements.

                                    COLONIAL COMMERCIAL CORP.
                                        AND SUBSIDIARIES

                          Consolidated Statements of Stockholders' Equity

                              Six Months Ended June 30, 1996 and 1995
                                           (Unaudited)

                                                          Net un-
                       Con-                               realized                      Total
                      vertible              Additional    gain on         Accu-         stock-
                      preferred   Common      paid-in    investment      mulated        holders'
                      stock        stock      capital     security       deficit        equity
                      ---------   ------    ----------   ----------      -------        -------
Balances at
December 31, 1994      88,348     66,516     9,023,669           -     (4,214,745)    4,963,788

Conversion of
 115,671 shares
 of preferred stock
 to common stock       (1,156)     1,156             -           -              -             -
Net income                  -          -             -           -        875,259       875,259
Net unrealized income
 on investment
 security                   -          -             -     382,132              -       382,132
                       ------     ------     ---------     -------    -----------     ---------

Balances at
December 31, 1995      87,192     67,672     9,023,669     382,132     (3,339,486)    6,221,179

Conversion of
 8,305 shares
 of preferred stock       (83)        83             -           -              -             -
to common stock
Net income                  -          -             -           -         37,251        37,251

Net unrealized loss
 on investment
 security                   -          -             -     (94,518)             -       (94,518)
                       -------    ------     ---------     -------     ----------      --------

Balances at
June 30,1996            87,109    67,755     9,023,669     287,614     (3,302,235)    6,163,912
                        ======    ======     =========     =======     ==========     =========

See accompanying notes to consolidated statements.

                                 COLONIAL COMMERCIAL CORP.

                           Consolidated Statements of Cash Flows

                          Six Months Ended June 30, 1996 and 1995

                                        (Unaudited)

                                                                 1996             1995
                                                                 ----             ----
Reconciliation of net income (loss) to net cash used in
 operating activities:
  Net income (loss)                                              37,251         (116,336)
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities, net of
   effects from the purchase of Atlantic Hardware and
   Supply Corporation:
    Provision for allowance for doubtful accounts               112,500               -
    Depreciation                                                 27,557            6,423
    Amortization of excess of acquired net assets
    over cost                                                   (59,308)          (9,452)
    Changes in assets and liabilities:
     Accounts receivable                                       (226,541)           6,782
     Inventory                                                 (777,100)         405,278
     Prepaid expenses and other assets                           81,710           17,812
     Accounts payable                                          (212,346)        (460,636)
     Accrued liabilities                                        (37,160)         239,468
                                                               ---------       ----------

             Net cash provided by (used in)
               operating activities                          (1,053,437)          89,339

Cash flows from investing activities:
 Payment for purchase of Atlantic Hardware and Supply
   Corporation net of cash acquired                                   -       (3,774,249)
 Proceeds from investment securities                                  -          800,000
 Payments received on notes receivable                          422,500           54,036
 Change in land held for sale                                    37,882           (9,369)
 Additions to property and equipment                            (42,734)               -
                                                               --------        ---------

             Net cash provided by (used in)
               investing activities                             417,648       (2,929,582)

Cash flows from financing activities:
 Payments on notes payable                                     (494,211)        (519,341)
 Net borrowing from short-term bank loan                              -        1,180,543
 Net borrowings under line of credit                             99,159        1,785,849
                                                              ---------        ---------

             Net cash provided by (used in)
               financing activities                            (395,052)       2,447,051
                                                             ----------        ---------

Decrease in cash and cash equivalents                        (1,030,841)        (393,192)

Cash and cash equivalents - beginning of period               1,856,008          805,262
                                                              ---------        ----------

Cash and cash equivalents - end of period                       825,167          412,070
                                                             ==========        =========

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       June 30, 1996 and December 31, 1995

                                  (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l995 Annual Report filed on Form 10-KSB.

(2) Supplemental Cash Flow Information
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:

                                            Six Months Ended
                                      June 30, 1996    June 30, 1995
                                      -------------    -------------
    Cash paid during the period
      for:
         Interest                        $ 125,599        $ 50,917
         Income taxes                    $   -0-          $ 32,000

(3) Notes Receivable
    ----------------

    Included in notes receivable is a $1,000,000 unsecured note which was not paid in accordance with the contractual terms of the note agreement, which required payment to be made on December 31, 1995. In January 1996, the Company instituted an action against the debtors for a summary judgement to enforce payment of the note. The debtors instituted an action against the Company and a director of the Company to declare the note unenforceable and for $3,000,000 in punitive damages. Both actions were pending as the Company and the debtors reached a written understanding to restructure the terms of the note in March 1996.The restructured terms of the note provided for collateral and scheduled principal payments to begin in April 1996. The written understanding was not consummated and as such the Company pursued its legal action to obtain summary judgement. In June 1996, the Company's motion for summary judgement was denied and the action was consolidated with that of the debtors. The Company is in the process of appealing the decision denying summary judgement and is also proceeding with the consolidated actions.

        The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claim made by the debtors and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position. The Company has not recorded an allowance against this note at June 30, 1996 as management is of the opinion that the result of the litigation will be favorable and that the expected future cash flows upon the sale of assets obtained in a judgement will be at least equal to the amount of the note. The amount the Company will ultimately realize upon the final resolution of this matter could differ materially in the near term from the amounts assumed in arriving at the present value of the expected future cash flows to be obtained as a result of the litigation.

Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
           Financial Condition and Results
           -------------------------------

Results of Operations - Six Months Ended
  June 30, 1996 and 1995

      Registrant reported net income of $37,251 for the first half of 1996, which included $371,034 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to a net loss of $116,336 for the first half of l995, which included $134,401 of net income from Atlantic. Atlantic was acquired on May 19, 1995.

      Total revenues increased to $11,860,526 in the l996 period compared to revenues of $2,952,903 in the 1995 period, principally attributable to Atlantic's sales of $11,783,198. Atlantic's sales backlog has increased $40,000 to $11,520,000 since December 31, 1995. The June 30, 1996 backlog has increased $1,420,000 from June 30, 1995.

      Total cost of sales increased $6,715,898, selling, general and administrative expense increased $1,908,515 and interest expense increased $73,083 principally due to the Atlantic operations for a full six month period compared to the six week 1995 period.

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

Results of Operations - Three Months Ended
  June 30, 1996 and 1995

      Registrant reported net income of $98,000 for the second quarter of l996, which included $297,121 of net income from Atlantic, as compared to net income of $l9,lll for the second quarter of l995, which included $134,401 of net income from Atlantic.

      Total revenues increased to $6,517,031 in the l996 period compared to revenues of $2,877,160 in the l995 period, principally attributable to Atlantic's sales of $6,471,533. Atlantic's sales backlog has increased to $11,520,000 at June 30, 1996.

      Total cost of sales increased $2,754,008. Selling, general and administrative expenses increased $752,168 and interest expense increased $13,266 principally due to the Atlantic operations for a full three month period compared to the shorter 1995 period.

Liquidity and Capital Resources

      As of June 30, l996, the Registrant had $825,167 in cash and cash equivalents compared to $1,856,008 at December 31, 1995.

      A $1,000,000 note receivable due December 31, 1995 remains unpaid.
The Company is pursuing legal action in connection with this note as described in Note 3 to the consolidated financial statements. The Company anticipates payment of the note as a result of the litigation, however, cannot estimate when such payment will be made. The delay in payment of the note has not negatively impacted the Company's present operations or liquidity and is not anticipated to adversely affect future operations or liquidity. Although the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known, management is of the opinion, however, that there are meritorious defenses to the claim made by the debtors and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

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

                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

      On January 16, 1996, the Company instituted an action against Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel for summary judgement to enforce payment of a $l,000,000 note. On January 11, 1996, Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel instituted an action against the Company and Bernard Korn, who is a director and chief executive officer of the Company, to declare the note unenforceable and for $3,000,000 in punitive damages. Both actions were brought in the Supreme Court of the State of New York, County of Nassau. In March 1996, a written understanding to restructure the terms of the note was reached, which provided for collateral and scheduled principal payments beginning in April 1996. The restructuring of the note was not consummated and the Company pursued its legal action to obtain summary judgement. On June 27, 1996, the

Company's motion for summary judgement was denied and the Company's action was consolidated with the action instituted by Breskel and the other plaintiffs. The Company is appealing the decision denying Summary Judgement and is also proceeding with the consolidated actions.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K - During the six months ended June 30, l996, the Registrant did not file any reports on Form 8-K.



                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Dated: August 9, l996                COLONIAL COMMERCIAL CORP.


                                     /s/ Bernard Korn
                                     ----------------
                                     Bernard Korn, Chairman
                                     of the Board and President


                                     /s/ James W. Stewart
                                     --------------------
                                     James W. Stewart
                                     Executive Vice President,
                                     Treasurer and Secretary