Form 10QSB
period 1996-09-30
COLONIAL COMMERCIAL CORP
filed 1996-11-12
CIK 21828

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934




    For the Quarter Ended September 30, 1996    Commission File No. 1-6663
    ----------------------------------------    --------------------------

                              COLONIAL COMMERCIAL CORP.
                              -------------------------
               (Exact Name of Registrant as Specified in its Charter)

              New York                                  11-2037182
              --------                                  ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)

   3601 Hempstead Turnpike, Levittown New York         11756-1315
   -------------------------------------------         ----------
    (Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  516-796-8400
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

                        Yes  X             No
                             -                --
Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of September 30, 1996.

      Common Stock, par value $.01 per share                - 6,821,710 shares
      Convertible Preferred Stock, par value $.01 per share - 8,664,675 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                       INDEX

                                                                 PAGE NO.
                                                                 --------
PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           September 30, 1996 (unaudited) and
           December 31, 1995                                      1

          Consolidated Statements of Operations
           Nine Months Ended September 30, 1996 and
           1995 (unaudited)                                       2

          Consolidated Statements of Operations
           Three Months Ended September 30, 1996 and
           1995 (unaudited)                                       3

          Consolidated Statements of Stockholders'
           Equity as of September 30, 1996 (unaudited)
           and December 31, 1995                                  4

          Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1996 and
           1995 (unaudited)                                       5

          Notes to Consolidated Financial Statements
           (unaudited)                                            6

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                       8

 Item 6 - Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                        10

                                     PART 1.
Item 1.  Financial Statements
-----------------------------

                      COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                       September 30, 1996 and December 31, 1995
     Assets                                                        1996               1995
     ------                                                        ----               ----
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                   $     849,750          1,856,008
 Accounts receivable, net of allowance for doubtful
  accounts of $306,400 in 1996 and $137,650 in 1995              6,584,256          6,815,401
 Inventory                                                       1,928,993          1,301,455
 Notes receivable - current portion                                120,000            659,500
 Prepaid expenses and other assets                                  57,404            156,360
                                                                ----------         ----------
     Total current assets                                        9,540,403         10,788,724

Notes receivable, excluding current portion                      1,343,750          1,271,750
Investment in Monroc, Inc.                                       1,772,208          2,032,132
Property and equipment, net                                        133,618            109,300
Land held for sale                                                 369,495            407,377
                                                                ----------         ----------
                                                                13,159,474         14,609,283
                                                                ==========         ==========
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                                                2,382,693          2,565,016
 Accrued liabilities                                             1,119,521            930,013
 Income taxes payable                                                    -            206,356
 Borrowings under line of credit                                 1,834,468          2,209,815
 Notes payable - current portion                                   469,082            494,211
                                                                 ---------         ----------
     Total current liabilities                                   5,805,764          6,405,411
Notes payable, excluding current portion                           447,362            916,444
Excess of acquired net assets over cost                            978,708          1,066,249
                                                                 ---------         ----------
     Total liabilities                                           7,231,834          8,388,104
                                                                 ---------         ----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value liquidation
  preference $8,664,675 and $8,719,171 at September 30,
  1996 and December 31, 1995, respectively, 12,344,300 shares authorized, 8,664,675 and 8,719,171 shares issued and
  outstanding at September 30, 1996 and December 31, 1995,
  respectively                                                      86,647             87,192
 Common stock,$.01 par value, 40,000,000 shares
  authorized, and 6,821,710 and 6,767,214 shares issued and
  outstanding at September 30,1996 and December 31, 1995,
  respectively                                                      68,217             67,672
 Additional paid-in capital                                      9,023,669          9,023,669
 Unrealized gain on investment security                            122,208            382,132
 Accumulated deficit                                            (3,373,101)        (3,339,486)
                                                                ----------         ----------
     Total stockholders' equity                                  5,927,640          6,221,179
                                                                ----------         ----------

Commitments and contingencies
                                                             $  13,159,474         14,609,283
                                                                ==========         ==========

See accompanying notes to consolidated financial statements.

                               COLONIAL COMMERCIAL CORP.

                         Consolidated Statements of Operations

                      Nine Months Ended September 30,1996 and 1995

                                     (Unaudited)


                                                1996               1995
                                                ----               ----

Revenues:
 Sales                                   $   17,660,124          7,376,708
 Interest                                        87,853            213,441
 Other                                            9,134             60,879
                                             ----------         ----------

     Total revenues                          17,757,111          7,651,028
                                             ----------         ----------

Expenses:
 Cost of sales                               13,219,138          5,510,839
 Selling, general and administrative,
  net                                         4,286,932          2,242,923
                                             ----------         ----------

     Total expenses                          17,506,070          7,753,762
                                             ----------         ----------

     Operating income (loss)                    251,041           (102,734)

Interest                                        194,656            114,922
                                             ----------         ----------

     Income (loss) before income taxes           56,385           (217,656)
                                             ----------         ----------


Income taxes                                     90,000             29,460
                                             ----------         ----------

     Net loss                                   (33,615)          (247,116)
                                             ==========         ==========

Net loss per common and preferred
   share                                            .00               (.02)
                                             ==========         ==========

Common and preferred shares outstanding      15,486,385         15,486,385
                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                               COLONIAL COMMERCIAL CORP.

                         Consolidated Statements of Operations

                    Three Months Ended September 30, 1996 and 1995

                                      (Unaudited)

                                             1996                    1995
                                             ----                    ----
Revenues:
 Sales                                    $5,876,926               4,619,499
 Interest                                     18,016                  49,163
 Other                                         1,643                  29,462
                                           ---------               ---------

     Total revenues                        5,896,585               4,698,124
                                           ---------               ---------

Expenses:
 Cost of sales                             4,454,154               3,461,753
 Selling, general and administrative,
  net                                      1,427,641               1,292,146
                                           ---------               ---------

     Total expenses                        5,881,795               4,753,899
                                           ---------               ---------

     Operating income (loss)                  14,790                 (55,775)

Interest                                      70,656                  64,005
                                           ---------               ---------

     Loss before income taxes                (55,866)               (119,780)
                                           ---------               ---------

Income taxes                                  15,000                  11,000
                                           ---------               ---------

     Net loss                                (70,866)               (130,780)
                                           ---------               ---------

Net loss per common and preferred share        .00                    (.01)
                                               ---                     ----

Common and preferred shares outstanding    15,486,385             15,486,385
                                           ==========             ==========


See accompanying notes to consolidated financial statements.

                                        COLONIAL COMMERCIAL CORP.
                                            AND SUBSIDIARIES

                           Consolidated Statements of Stockholders' Equity

                            Nine Months Ended September 30, 1996 and 1995
                                              (Unaudited)


                                                         Net un-
                         Con-                            realized                  Total
                        vertible            Additional   gain on       Accu-       stock-
                        preferred  Common    paid-in    investment    mulated      holders'
                         stock      stock    capital     security     deficit      equity
                        ---------  ------   ----------  ----------    -------      --------
Balances at
December 31, 1994        88,348    66,516   9,023,669           -   (4,214,745)   4,963,788

Conversion of
 115,671 shares
 of preferred stock
 to common stock         (1,156)    1,156           -           -            -            -
Net income                    -         -           -           -      875,259      875,259
Net unrealized income
 on investment
 security                     -         -           -     382,132            -      382,132
                         ------    ------   ---------     -------    ---------    ---------

Balances at
December 31, 1995        87,192    67,672   9,023,669     382,132   (3,339,486)   6,221,179

Conversion of
 54,496 shares
 of preferred stock
 to common stock           (545)      545           -           -            -            -
Net loss                      -         -           -           -      (33,615)     (33,615)

Net unrealized loss
 on investment
 security                     -         -           -    (259,924)           -     (259,924)
                        -------    ------   ---------     -------    ---------      -------

Balances at
September 30,1996        86,647    68,217   9,023,669     122,208   (3,373,101)    5,927,640
                         ======    ======   =========     =======    =========     =========


See accompanying notes to consolidated statements.

                                             -4-

                                         COLONIAL COMMERCIAL CORP.

                                    Consolidated Statements of Cash Flows

                                 Nine Months Ended September 30, 1996 and 1995

                                                   (Unaudited)

                                                              1996           1995
                                                              ----           ----

Reconciliation of net loss to net cash used in
 operating activities:
  Net loss                                                   (33,615)      (247,116)
  Adjustments to reconcile net loss to cash
   used in operating activities, net of
   effects from the purchase of Atlantic Hardware and
   Supply Corporation:
    Provision for allowance for doubtful accounts            168,750              -
    Depreciation                                              45,409         17,822
    Amortization of excess of acquired net assets
     over cost                                               (87,541)       (37,808)
    Changes in assets and liabilities:
     Accounts receivable                                      62,396        (32,077)
     Inventory                                              (627,538)       307,593
     Prepaid expenses and other assets                        98,956         76,288
     Accounts payable                                       (182,323)      (372,169)
     Accrued liabilities                                     (16,848)       113,496
                                                            --------     ----------

             Net cash used in
               operating activities                         (572,354)      (173,971)
                                                            --------       --------

Cash flows from investing activities:
 Payment for purchase of Atlantic Hardware and Supply
   Corporation net of cash acquired                                -     (3,774,249)
 Proceeds from sale of investment securities                       -      1,900,000
 Payments received on notes receivable                       467,500         99,036
 Change in land held for sale                                 37,882         (9,369)
 Additions to property and equipment                         (69,728)        (6,439)
                                                            --------    -----------

             Net cash provided by (used in)
               investing activities                          435,654     (1,791,021)
                                                             -------      ---------

Cash flows from financing activities:
 Payments on notes payable                                  (494,211)      (519,341)
 Net borrowings under line of credit                        (375,347)     2,004,971
                                                           ---------      ---------

             Net cash provided by (used in)
               financing activities                         (869,558)     1,485,630
                                                           ---------      ---------

Decrease in cash and cash equivalents                     (1,006,258)      (479,362)
                                                          -----------     ---------

Cash and cash equivalents - beginning of period            1,856,008        805,262
                                                           ---------      ---------

Cash and cash equivalents - end of period                    849,750        325,900
                                                           ---------      ---------

See accompanying notes to consolidated financial statements.

                                               -5-

                      COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                       September 30, 1996 and December 31, 1995

                                     (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein has been prepared by the
     Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(2)  Supplemental Cash Flow Information
     ----------------------------------
     The following is supplemental information relating to the consolidated statements of cash flows:

                                                Nine Months Ended
                                      September 30, 1996    September 30, 1995
                                      ------------------    ------------------
     Cash paid during the period
       for:
          Interest                         $ 196,393             $ 114,922
          Income taxes                     $ 176,946             $  57,415

(3)  Notes Receivable
     ----------------
     Included in notes receivable is a $1,000,000 unsecured note which was not paid in accordance with the contractual terms of the note agreement, which required payment to be made on December 31, 1995. In January 1996, the Company instituted an action against the debtors for a summary judgement to enforce payment of the note. The debtors instituted an action against the Company and a director of the Company to declare the note unenforceable and for $3,000,000 in punitive damages. Both actions were pending as the Company and the debtors reached a written understanding to restructure the terms of the note in March 1996. The restructured terms of the note provided for collateral and scheduled principal payments to begin in April 1996. The written understanding was not consummated and as such the Company pursued its legal action to obtain summary judgement. In June 1996, the Company's motion for summary judgement was denied and the action was consolidated with that of the debtors. On September 26, 1996, the Company filed an appeal of the decision denying summary judgement and is also proceeding with the consolidated actions.

     The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claim made by the debtors and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position. The Company has not recorded an allowance against this note at September 30, 1996 as management is of the opinion that the result of the litigation will be favorable and that the expected future cash flows upon the sale of assets obtained in a judgement will be at least equal to the amount of the note. The amount the Company will ultimately realize upon the final resolution of this matter could differ materially in the near term from the amounts assumed in arriving at the present value of the expected future cash flows to be obtained as a result of the litigation.

Item 2.  Management's Discussion and Analysis of
------------------------------------------------
           Financial Condition and Results
           -------------------------------

Results of Operations - Nine Months Ended
  September 30, 1996 and 1995

     Registrant reported a net loss of $33,615 for the nine months of 1996, which included $446,396 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to a net loss of $247,116 for the nine months of l995, which included $165,604 of net income from Atlantic. Atlantic was acquired on May 19, 1995.

     Total revenues increased to $17,757,111 in the l996 period compared to revenues of $7,651,028 in the 1995 period, principally attributable to Atlantic's sales of $17,660,124. Atlantic's sales backlog has increased $540,000 to $12,790,000 since December 31, 1995.

     Total cost of sales increased $7,708,299, selling, general and administrative expense increased $2,044,009 and interest expense increased $79,734 principally due to the Atlantic operations for a full nine month period compared to the four and one half months of the 1995 period.

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

Results of Operations - Three Months Ended
  September 30, 1996 and 1995

     Registrant reported a net loss of $70,866 for the third quarter of l996, which included $75,360 of net income from Atlantic, as compared to net loss of $l30,780 for the third quarter of l995, which included $31,203 of net income from Atlantic.

     Total revenues increased to $5,896,585 in the l996 period compared to revenues of $4,698,124 in the l995 period, principally attributable to an increase of Atlantic's sales of $1,257,427. Atlantic's sales backlog increased $1,270,000 during the quarter ended September 30, 1996.

     Total cost of sales increased $992,401 principally due to increased sales volume of $l,257,427. Selling, general and administrative expenses increased $135,495 and interest expense increased $6,651 principally due to the growth in Atlantic operations.

Liquidity and Capital Resources

     As of September 30, l996, the Registrant had $849,750 in cash and cash equivalents compared to $1,856,008 at December 31, 1995.

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

                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     On January 16,  1996,  the Company  instituted  an action  against  Breskel
Associates, Wilbur Breslin and the Estate of Robert Frankel for summary judgement to enforce payment of a $l,000,000 note. On January 11, 1996, Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel instituted an action against the Company and Bernard Korn, who is a director and chief executive officer of the Company, to declare the note unenforceable and for $3,000,000 in punitive damages. Both actions were brought in the Supreme Court of the State of New York, County of Nassau. In March 1996, a written understanding to restructure the terms of the note was reached, which provided for collateral and scheduled principal payments beginning in April 1996. The restructuring of the note was not consummated and the Company pursued its legal action to obtain summary judgement. On June 27, 1996, the Company's motion for summary judgement was denied and the Company's action was consolidated with the action instituted by Breskel and the other plaintiffs. On September 26, 1996, the Company filed an appeal of the decision denying Summary Judgement and is also proceeding with the consolidated actions.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)  Exhibits - Exhibit 27.  Financial Data Schedule

      (b) Reports on Form 8-K - During the nine months ended September 30, l996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Dated: November 12, l996                              COLONIAL COMMERCIAL CORP.



                                                      /S/ BERNARD KORN
                                                      --------------------------
                                                      Bernard Korn, Chairman
                                                      of the Board and President


                                                      /S/ JAMES W. STEWART
                                                      -------------------------
                                                      James W. Stewart
                                                      Executive Vice President,
                                                      Treasurer and Secretary