Form 10KSB40
period 1996-12-31
COLONIAL COMMERCIAL CORP
filed 1997-03-25
CIK 21828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996   Commission File No. 1-6663
-------------------------------------------   --------------------------

                           COLONIAL COMMERCIAL CORP.
                           -------------------------
             (Exact Name of Registrant as Specified in its Charter)
             ------------------------------------------------------

    New  York                                           11-2037182
    ---------                                           ----------
(State  or  other   jurisdiction  of         (IRS  Employer Identification No.)
Incorporation or Organization)

3601 Hempstead Turnpike, Levittown, New York                11756-1315
--------------------------------------------                ----------
  (Address of Principal Executive Offices)                  (Zip Code)

Registrants Telephone Number, Including Area Code:    516-796-8400
                                                      ------------

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class                     Name of Exchange on Which Registered
--------------                     ------------------------------------
    None                                           None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
             Convertible Preferred Stock, Par Value $.01 Per Share
             -----------------------------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrants best knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  x          No
                          ---

Revenues for the fiscal year ended December 31, 1996 were $25,194,337.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,618,835 as of March 10, 1997.

Indicate the number of shares outstanding of Registrants Common Stock and Convertible Preferred Stock as of March 10, 1997

Common Stock,               par value $.01 per share -6,985,931 shares.
Convertible Preferred Stock par value $.01 per share -8,500,454 shares.

                          Documents Incorporated by Reference

Document                                               Part
Registrants 1997 Proxy Statement for Annual Meeting
  of Shareholders on June 11, 1997                      III
Registrants 1996 Annual Report to Shareholders          I, II

PART I.

Item 1(a)  Business Developments
--------------------------------

     Colonial Commercial Corp. (the "Company" or "Registrant") is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term ("Registrant" or "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries).

     On May 19, 1995, Registrant purchased the capital stock of Atlantic Hardware and Supply Corporation ("Atlantic"), a distributor of door hardware, doors and door frames, for approximately $3.8 million in cash.

  The Company owns 8.5% of Monroc, Inc., ("Monroc") a concrete products company, headquartered in Utah and holds several parcels of land for sale in Utah.

     In May 1994, Monroc completed the public sale of 600,000 shares of common stock representing approximately 21% of the post-offering outstanding shares of common stock. Accordingly, the Company's ownership was reduced from 17% to 13%. In December, 1995, Colonial's ownership in Monroc decreased to 8.5% from 13% because a private investment fund purchased 1,650,000 shares of Monroc's common stock and a warrant for the purchase of an additional 1,500,000 shares for an aggregate purchase price of $9,075,000. The purchaser owns approximately 37% of the total shares of Monroc's common stock. Upon exercise of the warrant, and assuming that no additional Monroc common stock was issued, the investment funds percentage ownership would increase to 53%, and Colonial's ownership percentage would decrease to 6.3%.

     The Company has signed a non-binding memorandum of intent to purchase all the outstanding stock of US Computer Group, Inc. and subsidiaries (USCG)in exchange for 1,800,000 shares of the Company's Common Stock. Headquartered in Farmingdale, Long Island, NY, USCG has three fully-equipped and staffed offices in Manhattan, NY; Carlstadt, NJ and Fort Washington, PA. From its operating divisions, US Computer Maintenance, US Computer Products and US Computer Solutions, the Company offers maintenance for equipment manufactured by Digital Equipment Corporation, IBM Midrange, Sun Microsystems, Inc. and leading brand PCs, the sale of new and used computer equipment, network integration and design services, disaster recovery and business relocation services. On closing, Colonial would purchase certain obligations of USCG by issuing 700,000 warrants to purchase the Company's Common Stock at $1.25 per share and a $500,000 note. The closing is subject to the execution of a definitive purchase agreement, due diligence and other conditions. There can be no assurance that the transaction will be completed.

Item 1(b)  Business Description
-------------------------------

     Since 1993, the Registrant has been offering consulting and advisory services to financial institutions while it was in the process of evaluating investment opportunities. Since the May 19, 1995 acquisition of Atlantic, the Registrant's principal business activity is the distribution of builder's hardware, which is described in more detail below. The Registrant continues to seek acquisitions of going concerns.

Atlantic - Builders' Hardware
-----------------------------

     Atlantic's primary business is the distribution of door hardware, doors and door frames used in new building construction, buildings being rehabilitated, interior tenant buildouts, and building maintenance. Products sold by Atlantic include all types of mechanical and electronic hardware, such as locks, door knobs, door closers, hinges and other door-related hardware. Atlantic services the contract hardware market, usually as a material supplier only, on a wide range of commercial, residential, and institutional construction projects, such as office buildings, hospitals, schools, hotels and high-rise apartment buildings.

     Atlantic had approximately 600 customers in 1996. In 1996, no customer accounted for more than 10% of sales. Atlantic does not believe that the loss of any one customer would have a material adverse effect on its business.

     As of December 31, 1996, Atlantic had $9,630,000 in firm backlog of orders. Atlantic expects that approximately 95% of the backlog of orders as of December 31, 1996 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations.

     Atlantic purchases products from approximately 790 suppliers. In 1996, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect upon its business.

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

     Atlantic's competition varies widely from region to region, primarily because builder's hardware distributors are generally local single market firms. Within each geographical market, contractors generally limit their hardware suppliers to a few local firms. Also, in certain markets, Atlantic competes with firms that supply the complete door package (i.e., door, frame and hardware).
Atlantic has been one of the largest "hardware only" suppliers; however, Atlantic is in the process of changing its marketing focus from a hardware only supplier to a complete door package supplier.

Management and Employees
------------------------

     As of December 31, 1996, the Registrant had 66 employees, of whom 2 were executive officers at its corporate offices in Levittown, New York. Sixty two
(62) of the employees are employed by Atlantic. The Company believes its employee relations are satisfactory.

Item 2.  Properties
-------------------

     Registrant's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

     Atlantic  maintains  office and  warehouse  space of  approximately  28,000 square feet at 601 West 26th Street, New York, New York under a lease expiring in April 2000. Atlantic also maintains leased sales offices in Bensenville, Illinois; Norcross, Georgia; Wilkes Barre, Pennsylvania. Atlantic closed its Farmingdale, New York office in January 1997.

     The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance.

     Although it is not the customary policy of the Registrant to invest in real estate, the Company owned a 50% interest in two parcels of raw land in Salt Lake County, Utah at December 31, 1996. The parcels, together with three other parcels which have been sold, were received as a distribution from a restructuring of Monroc in 1986. The Registrant, together with its 50% partner, intends to continue its efforts to sell the remaining parcels without incurring significant development costs.

Item 3.  Legal Proceedings
--------------------------

     In January 1996, the Company demanded payment of its $1,000,000 note receivable from Breskel Associates. On January 11, 1996, Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel instituted an action against the Company and Bernard Korn, who is a director and chief executive officer of the Company, to declare the note unenforceable and for $3,000,000 in punitive damages. On January 16,1996, the Company instituted an action against Breskel Associates, Wilbur Breslin and Estate of Robert Frankel for summary judgment to enforce payment of the note. Both actions were brought in the Supreme Court of the State of New York, County of Nassau. In March 1996, a written understanding to restructure the terms of the note was reached, which provided for collateral and scheduled principal payments beginning in April 1996. The restructuring of the note was not consummated and the Company pursued its legal action to obtain summary judgment. On June 27, 1996, the Company's motion for summary judgment was denied and the Company's action was consolidated with the action instituted by Breskel and the other plaintiffs (the consolidated action). On September 26, 1996, the Company filed an appeal of the decision denying Summary Judgement and is also proceeding with the consolidated action.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                            Not Applicable

Additional Item - Executive Officers of the Registrant
------------------------------------------------------

     The names, ages and positions of the Registrant's executive officers are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders and from time to time at the pleasure of the Board. There are no family relationships among these officers, nor any arrangement or understanding between any such officers and any other person pursuant to which any of such officers were selected as executive officers.

Name, Age                     Business Experience
and Position                  During Past Five Years
------------                  ----------------------

Bernard Korn,  71             From prior to January 1992 to present,
  Chairman of the Board,        Chairman of the Board and President,
  President, Chief Executive    Chief Executive Officer of the Company

James W. Stewart, 50          From prior to January 1992, Executive
  Executive Vice President,     Vice President and Treasurer of the
  Secretary, Treasurer          Company.  From December 31, 1993,
  and Director                  to the present, Secretary of the
                                Company.

Item 5.   Market for the Registrant's Common Stock, Convertible Preferred
-------------------------------------------------------------------------
Stock and Related Stockholder Matters
-------------------------------------

  The information required to be provided is incorporated by reference from page 3 of the Registrants 1996 Annual Report to Stockholders.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information required to be provided is incorporated by a reference from pages 4 and 5 of the Registrant's 1996 Annual Report to Shareholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements of the Registrant and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP, independent certified public accountants, as of December 31, 1995 and 1996 and for each of the years in the three year period ended December 31, 1996, are incorporated herein by reference from pages 6 through 20 of the Registrant's 1996 Annual Report to Stockholders.

Item 8.  Disagreements on Accounting and Financial Disclosures
--------------------------------------------------------------

                            None

PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required to be provided is incorporated by reference to Registrant's 1997 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. Information relative to executive officers of the Registrant is included in Part I of this report on Form 10-KSB under the caption, "Executive Officers of the Registrant".

Item 10.  Executive Compensation.
---------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
-----------

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required to be provided under Part III, Items 10, 11 and 12 is incorporated by reference to the Registrant's 1996 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Exhibits and Report on Form 8-K
-----------------------------------------

Exhibits
--------

        The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this Form 10-KSB.

Reports on Form 8-K
-------------------

        Registrant filed no reports on Form 8-K during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLONIAL COMMERCIAL CORP.
                                      (Registrant)

                                      By:/s/ Bernard Korn
                                         ----------------
                                         Bernard Korn, Pres.

                                      By:/s/ James W. Stewart
                                         --------------------
                                         James W. Stewart
                                         Treasurer, Chief Financial
                                         and Accounting Officer

Dated:  March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 19, 1997 by the following persons on behalf of the Registrant and in the capacities indicated:

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

                                By:  /s/ Donald K. MacNeill
                                     ----------------------
                                    Donald K. MacNeill, Director

                                By:  /s/ Ronald Miller
                                     -----------------
                                    Ronald Miller, Director

                                By:  /s/ Jack Rose
                                     -------------
                                    Jack Rose, Director

                                By:  /s/ Carl L. Sussman
                                     -------------------
                                    Carl L. Sussman, Director

                                   INDEX TO EXHIBITS
                                        Item 1

                                                              Incorporated by
                                      Filed                   Reference From
Exhibits                              Herewith     Form        Date  Exhibit
--------                              ---------    ----        ----  -------

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

      (i) Amendment No. 1 dated
          January 1, 1995 to Employ-
          ment Agreement dated
          January 1, 1989                           10KSB    3/30/95    10(a)(I)

  (b) Employment Agreement dated
      as of January 1, 1995 between
      Registrant and James W. Stewart               10KSB    3/30/95    10(b)

  (c) Certain Monroc, Inc. documents

      (i) Promissory Note from
          Monroc, Inc. (formerly
          Monroc Acquisition, Inc.)
          to Wel-Com Financial
          Services, Inc.                            10-K     3/30/88   10(b)(v)

     (ii) Subordination Agreement
          dated July 27, 1993 with
          reference to Promissory
          Note filed as Exhibit
          10(c) (i)                                 10KSB    3/30/95   10(c)(ii)

    (iii) Voting  Agreement  dated
          December 28, 1995 between
          Registrant and Building and
          Construction Partners, L.P.

   (d) 1986 Stock Option Plan                       10-K     3/30/88   10(c)(ii)

   (e)(i)  Agreement dated
            December 19, 1986
            by and between
            Breskel Associates
            and Registrant                          10-K    3/30/87 10(m)xxx(ii)


                                INDEX TO EXHIBITS
                                     Item 1

                                                         Incorporated by
                                   Filed                 Reference From
Exhibits                           Herewith     Form      Date  Exhibit
--------                           --------     ----      ----  -------
     (ii) Promissory Note dated
          December 19, 1986 for
          $1,000,000 Breskel
          Associates to
          Registrant                             10-K     3/30/87  10(m)xxx
                                                                     (iii)
          (a) Restated and Amended
              Promissory Note dated
              January 31, 1994 for
              $1,000,000 from Breskel
              Associates to Registrant           10-KSB   3/29/94  10(f)(ii)(A)

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

     (iv) Secured interest
          bearing note between
          Colonial Commercial
          Corp. and National
          Westminster Bank                       8-K      6/5/95   10(g)(iv)

      (v) Employment Agreement
          dated May 19, 1995
          between Atlantic
          Hardware and Supply
          Corporation and Paul
          Selden                                 8-K      6/5/95   10(g)(v)





                              INDEX TO EXHIBITS
                                   Item 1


                                                         Incorporated by
                                   Filed                 Reference From
Exhibits                           Herewith     Form      Date   Exhibit
--------                           --------     ----      ----   -------

      (g)Lease dated February 27,
      1992 by and between
      Registrant and 3601
      Turnpike Associates

      (i) Renewal letter
          dated May 6, 1996          Yes       10-KSB    3/29/93   10 (h)(iii)

11 Statement re computation of
   per share earnings (loss)
  (not filed since computations
   are readily apparent from the
   consolidated financial statements)

13 Annual Report of the Registrant
   for the fiscal year ended
   December 31, 1996.  Such
   report except for those portions
   which are expressly  incorporated
   by reference  herein,  is
   furnished for the information
   of the Commission and is not to
   be deemed "filed" as part of this
   filing.  Financial statement
   schedules that are not applicable
   are omitted or included in the
   consolidated financial statement
   footnotes.                         Yes

21 Subsidiaries of Registrant         Yes

27 Financial Data Schedule            Yes
