Form 10QSB
period 1997-03-31
COLONIAL COMMERCIAL CORP
filed 1997-05-08
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934







         FOR THE QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NO. 1-6663

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

                                 YES [X]    NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AND CONVERTIBLE PREFERRED STOCK AS OF MARCH 31, 1997.

    COMMON STOCK, PAR VALUE $.01 PER SHARE                - 6,985,931 SHARES
    CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER SHARE - 8,500,454 SHARES

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                              PAGE NO.
                                                              --------
PART I.     FINANCIAL INFORMATION

  ITEM 1 -  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 1997 (UNAUDITED)
              AND DECEMBER 31, 1996                                1

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 1997
              AND 1996 (UNAUDITED)                                 2

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              AS OF MARCH 31, 1997  (UNAUDITED)
              AND DECEMBER 31, 1996                                3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 1997
              AND 1996 (UNAUDITED)                                 4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) 5

 ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS        6

PART II.    OTHER INFORMATION

  ITEM 1 -  LEGAL PROCEEDINGS                                      7

  ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                       7

SIGNATURES                                                         7

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

ASSETS                                                           1997                1996
------                                                           ----                ----
                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash And Cash Equivalents                               $    573,966            1,322,533
    Accounts Receivable, Net Of Allowance For
      Doubtful Accounts Of $384,750
      In 1997 And $317,250 In 1996                            8,477,113            8,305,224
  Inventory
                                                              1,598,568            1,705,747
  Notes Receivable - Current Portion                            105,000              105,000
  Prepaid Expenses And Other Assets                             108,919               82,292
                                                           ------------          -----------
                  TOTAL CURRENT ASSETS                       10,863,566           11,520,796

Notes Receivable, Excluding Current Portion                   1,313,750            1,313,750
Investment In Monroc, Inc.                                    2,315,685            2,410,203
Property And Equipment, Net                                     121,640              126,972
Land Held For Sale                                              324,139              324,139
                                                           ------------          -----------
                                                           $ 14,938,780           15,695,860
                                                           ============          ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                           3,040,107            3,177,550
   Accrued Liabilities                                          942,487            1,094,335
   Income Taxes Payable                                         122,089              137,000
   Borrowings Under Line Of Credit                            2,480,381            2,273,130
   Notes Payable - Current Portion                              447,363              469,082
                                                           ------------          -----------
         Total Current Liabilities                            7,032,427            7,151,097

Notes Payable, Excluding Current Portion                           --                447,363
Excess Of Acquired Net Assets Over Cost, Net                    922,242              950,475
                                                           ------------          -----------
              TOTAL LIABILITIES                               7,954,669            8,548,935
                                                           ------------          -----------

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $.01 Par Value
     Liquidation Preference Of $8,500,454 And
     $8,599,696 At March 31, 1997 And December 31,
     1996, Respectively, 12,344,300 Shares Authorized,
     8,500,454 And 8,599,696 Shares Issued And
     Outstanding At March 31, 1997 And December 31,
      1996, Respectively                                         85,005               85,997
   Common Stock, $.01 Par Value, 40,000,000  Shares
      Authorized, And 6,985,931 Shares Issued And
      6,886,689 Outstanding At March 31, 1997 And
      December  31, 1996, Respectively                           69,859               68,867
  Additional Paid-in Capital                                  9,023,669            9,023,669
  Unrealized Gain On Investment Security                        665,685              760,203
    Accumulated Deficit                                      (2,860,107)          (2,791,811)
                                                           ------------          -----------
                    TOTAL STOCKHOLDERS' EQUITY                6,984,111            7,146,925
                                                           ------------          -----------

Commitments And  Contingencies                             $ 14,938,780           15,695,860
                                                           ============          ===========

See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                         (UNAUDITED)

                                                    1997           1996
                                                    ----           ----

Sales                                           $  5,801,662    $ 5,311,665
Cost Of Sales                                      4,398,835      3,961,890
                                                ------------    -----------

          Gross Profit                             1,402,827      1,349,775
                                                ------------    -----------

Selling, General And Administrative, Net           1,394,741      1,367,537
                                                ------------    -----------
          Operating Income (Loss)                      8,086        (17,762)

  Interest Income                                     13,177         30,471
  Other Income                                         1,273          1,359
  Interest Expense                                   (70,832)       (59,817)
                                                ------------    -----------
          Loss  Before Income Taxes                  (48,296)       (45,749)
                                                ------------    -----------
  Income Taxes                                        20,000         15,000
                                                ------------    -----------
          Net Loss                                   (68,296)       (60,749)

  Net Loss Per Common And Preferred Share       $       (0.0)          (0.0)
                                                ------------    -----------
  Common And Preferred Shares Outstanding       $ 15,486,385    $15,486,385
                                                ============    ===========


          See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                           NET UN-
                           CON-                            REALIZED                       TOTAL
                        VERTIBLE             ADDITIONAL    GAIN ON           ACCU -       STOCK-
                        PREFERRED   COMMON     PAID-IN    INVESTMENT        MULATED       HOLDERS'
                          STOCK     STOCK      CAPITAL     SECURITY         DEFICIT       EQUITY
                          -----     -----      -------     --------         -------       ------
Balances at
December 31, 1995        $ 87,192    67,672   9,023,669    382,132        (3,339,486)    6,221,179

Conversion of 119,475
   shares of preferred
   stock to common
   stock                   (1,195)    1,195        --         --                --            --
Net  income                  --        --          --         --             547,675       547,675
Net unrealized gain
   on investment
   security                  --        --          --      378,071              --         378,071
                         --------    ------   ---------    -------        ----------     ---------

Balances at
December 31, 1996          85,997    68,867   9,023,669    760,203        (2,791,811)    7,146,925

Conversion of 99,242
   shares of preferred
   stock to common
   stock                     (992)      992        --         --                --            --
 Net loss                    --        --          --         --             (68,296)      (68,296)
 Net unrealized loss
   on investment
   security                  --        --          --      (94,518)             --         (94,518)
                         --------    ------   ---------    -------        ----------     ---------

Balances at
March 31, 1997           $ 85,005    69,859   9,023,669    665,685        (2,860,107)    6,984,111
                         ========    ======   =========    =======        ==========     =========


See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)


                                                                                       1997          1996
                                                                                       ----          ----
Reconciliation of net loss to net cash used in operating activities:
      Net loss                                                                    $   (68,296)      (60,749)
      Adjustments to reconcile net  loss to cash used in  operating activities
             Provision for allowance for doubtful accounts                             67,500        56,250
             Depreciation                                                              17,092        13,709
             Amortization of excess of acquired net assets over cost                  (28,233)      (31,075)
             Changes in assets and liabilities:
              Accounts  receivable                                                   (239,389)      441,003
              Inventory                                                               107,179      (683,222)
              Prepaid expenses and other assets                                       (26,627)       45,252
              Accounts payable                                                       (137,443)      (70,768)
              Accrued liabilities                                                    (151,848)      (39,071)
              Income taxes payable                                                    (14,911)         --
                                                                                  -----------    ----------

                   Net cash used in  operating activities                            (474,976)     (328,671)

Cash flows from investing activities:
     Change in land held for sale                                                        --          20,000
     Additions to property and equipment                                              (11,760)       (4,469)
                                                                                  -----------    ----------
                   Net cash provided by (used in) investing activities                (11,760)       15,531

Cash flows from financing activities:
     Payments on notes payable                                                       (469,082)     (494,211)
     Net borrowings (repayments) under line of credit                                 207,251      (214,066)
                                                                                  -----------    ----------
                    Net cash used in  financing activities                           (261,831)     (708,277)
                                                                                  -----------    ----------
Decrease  in cash and cash equivalents                                               (748,567)   (1,021,417)

Cash and cash equivalents - beginning of period                                     1,322,533     1,856,008
                                                                                  -----------    ----------
Cash and cash equivalents - end of period                                         $   573,966       834,591
                                                                                  ===========    ==========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, results of operations, and cash flows for the interim periods to which the report relates. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report filed on Form 10-KSB.

(2) Reclassifications
    -----------------

    Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

(3) Supplemental Cash Flow Information
    ----------------------------------

   The following is supplemental information relating to the consolidated statements of cash flows:

                                              THREE MONTHS ENDED
                                   MARCH 31,1997                MARCH 31, 1996
                                   -------------                --------------
Cash paid during the period for:
               Interest             $     69,938              $     64,341
               Income taxes         $    121,622              $        -0-

(4) Earnings Per Share
    ------------------

   The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however, the impact on previously reported EPS data is currently unknown.

(5) Notes Receivable
    ----------------

   Included in notes receivable is a $1,000,000 unsecured note, which was not paid in accordance with the contractual terms of the note agreement, which required payment to be made on December 31, 1995. The Company instituted an action against the debtors for summary judgment and the debtors instituted an action against the Company to declare the note unenforceable and for $3 million in punitive damages. In June 1996, the Company's motion for summary judgment was denied and its action was consolidated with the debtors action. In September 1996, the Company filed an appeal of the action denying summary judgment.

   In April 1997, the Appellate Division of the Supreme Court of the State of New York reversed the lower court decision and ordered that the Company be granted summary judgment on the $1,000,000 promissory note, together with interest and costs.

   The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period cannot be estimated. Management is of the opinion, however, that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position. The Company has not recorded an allowance against this note at March 31, 1997 as management is of the opinion that the Company will obtain assets pursuant to the judgment and the expected future cash flows from the sale of such assets will be at least equal to the amount of the note. However, any amount the Company will ultimately realize upon the final resolution of this matter could differ materially in the near term from the amount recorded on the accompanying consolidated balance sheet due to the availability of assets, as well as the cash flows obtained upon the sale of such assets. The final outcome of this matter could have a material effect on results of operations for a particular quarter or year in which the matter is ultimately resolved. The note receivable is classified as a long-term asset as of March 31, 1997 on the accompanying balance sheet, due to the uncertainty as to when the matter will be resolved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

results of operations - three months ended march 31, 1997 and 1996

     Registrant reported a net loss of $ 68,296 for the first three months of 1997, which included $117,087 of net income from Atlantic Hardware and Supply Corporation (Atlantic), as compared to a net loss of $60,749 for the first three months of 1996, which included $104,988 of net income from Atlantic.

     Sales increased $489,997 (9%) to $5,801,662 in the 1997 period. Cost of sales increased $436,945 to $4,398,835 for the 1997 period, partly attributable to the increase in sales and to a 1.2% increase in the cost of merchandise over the 1996 period. Selling and administrative expenses increased $27,204. Interest expenses increased $11,015 principally due to the financing of higher accounts receivable and inventory resulting from higher sales, as compared to the 1996 period. The Registrant has provided for income taxes primarily as a result of state income taxes associated with the income from Atlantic. Atlantic's sales backlog decreased $330,000 since December 31, 1996 to $9,300,000.

     The Registrant continues to seek the acquisition of, or merger with, privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, the timing of additional land sales and the operating results of Atlantic.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Registrant had $ 573,966 in cash and cash equivalents compared to $1,322,533 at December 31, 1996.

     Cash flows used in operations during the first quarter 1997 were principally attributable to a reduction in current accounts payable and accrued expenses and increased accounts receivables from increased sales.

     Cash flows used in financing activities during the first quarter of 1997 of $261,831 was due to payments made on notes offset by a $207,251 increase in borrowings on the line of credit.

     A $1,000,000 note receivable due December 31, 1995 remains unpaid. In April 1997, the Company was awarded a judgment in connection with this note. The Company anticipates eventual payment of the note as a result of the litigation; however, cannot estimate when such payment will be made. The delay in payment of the note has not negatively impacted the Company's present operations or liquidity. Although the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known, management is of the opinion that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

     The Company believes that its cash and cash equivalents are adequate for its present operations and that credit is available should it be required. The Company's $2,500,000 line of credit is currently expiring in May of 1997. The Company has begun negotiating an extension of the line for an additional two years. The Company's resources consist primarily of cash, investment in Atlantic and Monroc, notes receivable and land held for sale. The Company believes the carrying value of its land held for sale is less than its market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however, the impact on previously reported EPS data is currently unknown.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     In January 1996, the Company demanded payment of its $1,000,000 note receivable from Breskel Associates. On January 11, 1996, Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel instituted an action against the Company and Bernard Korn, who is a director and chief executive officer of the Company, to declare the note unenforceable and for $3,000,000 in punitive damages. On January 16, 1996, the Company instituted an action against Breskel Associates, Wilbur Breslin and Estate of Robert Frankel for summary judgment to enforce payment of the note. Both actions were brought in the Supreme Court of the State of New York, County of Nassau. In March 1996, a written understanding to restructure the terms of the note was reached, which provided for collateral and scheduled principal payments beginning in April 1996. The restructuring of the note was not consummated and the Company pursued its legal action to obtain summary judgment. On June 27, 1996, the Company's motion for summary judgment was denied and the Company's action was consolidated with the action instituted by Breskel and the other plaintiffs (the consolidated action). On September 26, 1996, the Company filed an appeal of the decision denying summary judgment which was granted on April 28,1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a) Exhibits - Exhibit 27. Financial Data Schedule

      (b) Reports on Form 8-K - During the three months ended March 31, 1997, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLONIAL COMMERCIAL CORP.

Dated:  May  6, 1997


                                        /s/ Bernard Korn
                                        -------------------------------
                                            Bernard Korn, Chairman of the Board
                                            and President


                                        /s/ James W. Stewart
                                        -------------------------------
                                            James W. Stewart, Executive
                                            Vice Pres. Treasurer and Secretary