Form 10QSB
period 1997-06-30
COLONIAL COMMERCIAL CORP
filed 1997-08-14
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




    For The Quarter Ended June 30, 1997         Commission File No. 1-6663
    -----------------------------------         ---------------------------

                            COLONIAL COMMERCIAL CORP.
                            -------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

              New York                                  11-2037182
              --------                                  ----------
  (State Or Other Jurisdiction Of       (I.r.s. Employer Identification Number)
   Incorporation Or Organization)

      3601 Hempstead Turnpike, Levittown New York         11756-1315
      -------------------------------------------         ----------
       (Address Of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  516-796-8400
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

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of June 30, 1997.

      Common Stock, par value $.01 per share                - 7,113,138 shares
      Convertible Preferred Stock, par value $.01 per share - 8,373,247 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                    PAGE NO.
                                                                    --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and
           December 31, 1996                                            1

          Consolidated Statements of Income
           Three Months ended June 30, 1997 and
           1996 (unaudited)                                             2

          Consolidated Statements of Income
           Six Months ended June 30, 1997 and
           1996 (unaudited)                                             3


          Consolidated Statements of Stockholders'
           Equity as of June 30, 1997 (Unaudited)
           and December 31, 1996                                        4

          Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 1997 and
           1996 (unaudited)                                             5

          Notes To Consolidated Financial Statements
           (unaudited)                                                  6

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                             9

 Item 6 - Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                             10

                                     PART 1.
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996

       ASSETS                                            1997        1996
       ------                                            ----        ----
                                                     (Unaudited)
Current Assets:
   Cash And cash equivalents                          $  855,600    1,322,533
   Accounts receivable, net of allowance for
     doubtful accounts of $397,690 in 1997 and
     $317,250 in 1996                                  8,000,517    8,305,224
   Inventory                                           1,102,187    1,705,747
   Notes receivable - current portion                    105,000      105,000
   Prepaid Expenses And Other Assets                     280,419       82,292
                                                      ----------   ----------
        Total current assets                          10,343,723   11,520,796

Notes receivable, excluding current portion            1,268,750    1,313,750
Investment in Monroc, inc.                             2,993,648    2,410,203
Property and equipment, net                              128,973      126,972
Land held for sale                                       324,139      324,139
                                                       ---------    ---------
                                                      15,059,233   15,695,860
                                                      ==========   ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable                                    1,905,105    3,177,550
   Accrued liabilities                                 1,041,956    1,094,335
   Income taxes payable                                  137,856      137,000
   Borrowings under line of credit                     2,509,130    2,273,130
   Notes payable - current portion                       447,363      469,082
                                                       ---------    ---------
        Total current liabilities                      6,041,410    7,151,097

Notes payable, excluding current portion                       -      447,363
Excess of acquired net assets over cost                  894,009      950,475
                                                       ---------    ---------
        Total liabilities                              6,935,419    8,548,935
                                                       ---------    ---------

Stockholders' equity:
  Convertible preferred stock, $.01 par value
    liquidation  preference $8,373,247
    and  $8,599,696  at June  30,  1996
    and  December  31,  1996,  respectively,
    12,344,300  shares  authorized, 8,373,247
    and  8,599,696  shares  issued and
    outstanding at June 30, 1997 and
     December 31, 1996, respectively                      83,733       85,997
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 7,113,138 and 6,886,689 shares
     issued and outstanding at June 30, 1997 and
     December 31, 1996                                    71,131       68,867
   Additional paid-in capital                          9,023,669    9,023,669
   Unrealized gain on investment security              1,561,848      760,203
   Accumulated deficit                                (2,616,567)  (2,791,811)
                                                      ----------   ----------
          Total stockholders' equity                   8,123,814    7,146,925
                                                      ----------   ----------

  Commitments and contingencies
                                                     $15,059,233   15,695,860
                                                     ===========   ==========

     See accompanying notes to consolidated financial statements.


                            COLONIAL COMMERCIAL CORP.

                        Consolidated Statements of Income

                    Three Months ended June 30, 1997 And 1996

                                   (Unaudited)



                                                      1997               1996
                                                      ----               ----

Sales                                            $   6,215,298          6,471,533
Cost of sales                                        4,707,390          4,803,094
                                                 -------------       ------------

     Gross profit                                    1,507,908          1,668,439
                                                 -------------       ------------

Selling, general and administrative, net             1,393,167          1,491,754
                                                 -------------       ------------

     Operating income                                  114,741            176,685

Gain on sale of Monroc, inc. stock                     238,033                  -
Interest income                                         11,023             39,366
Other income                                             1,472              6,132
Interest expense                                       (81,729)           (64,183)
                                                 --------------      ------------

     Income before income taxes                        283,540            158,000

Income taxes                                            40,000             60,000
                                                 -------------       ------------

     Net income                                   $    243,540             98,000
                                                 =============      =============

Net income per common and preferred
   share                                          $       .02                .01
                                                 =============      =============

Common and preferred shares
  outstanding                                       15,486,385         15,486,385
                                                 =============      =============






See accompanying notes to consolidated financial statements.


                            COLONIAL COMMERCIAL CORP.

                        Consolidated Statements of Income

                     Six Months ended June 30, 1997 And 1996

                                   (UNAUDITED)



                                              1997              1996
                                              ----              ----


Sales                                      $ 12,016,960      11,783,198
Cost of sales                                 9,106,225       8,764,984
                                           ------------    ------------

     Gross profit                             2,910,735       3,018,214
                                           ------------    ------------

Selling, general and administrative, net      2,787,908       2,859,291
                                           ------------    ------------

     Operating income                           122,827         158,923

Gain on sale of Monroc stock                    238,033            --
Interest income                                  24,200          69,837
Other income                                      2,745           7,491
Interest expense                               (152,561)       (124,000)
                                           ------------    ------------

     Income before income taxes                 235,244         112,251

Income taxes                                     60,000          75,000
                                           ------------    ------------

     Net income                            $    175,244          37,251
                                           ============    ============

Net income per common and
  Preferred share                          $        .01             .00
                                           ============    ============

Common and preferred shares
  outstanding                                15,486,385      15,486,385
                                           ============    ============






See accompanying notes to consolidated financial statements.


                            COLONIAL COMMERCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                                                  NET UN-
                              CON-                                                REALIZED                                TOTAL
                              VERTIBLE                        ADDITIONAL          GAIN ON           ACCU-                 STOCK-
                              PREFERRED        COMMON         PAID-IN             INVESTMENT        MULATED               HOLDERS'
                              STOCK            STOCK          CAPITAL             SECURITY          DEFICIT               EQUITY
                              -----            -----          -------             --------          -------               ------


Balances at
December 31,1995              $ 87,192          67,672        9,023,669            382,132          (3,339,486)          6,221,179

ConversioN of
 119,475 shares
 of preferred
 stock to common
 stock                          (1,195)          1,195                -                  -                   -                  -
Net income                           -               -                -                  -             547,675             547,675
net unrealized
 gain on invest-
 ment security                       -               -                -            378,071                   -             378,071
                              --------         -------        ---------            -------             -------           ---------

Balances at
December 31,1996                85,997          68,867        9,023,669            760,203          (2,791,811)          7,146,925

Conversion of
 226,449 shares
 of preferred
 stock to common
 stock                          (2,264)          2,264                -                  -                   -                   -
Net income                           -               -                -                  -             175,244             175,244
Net unrealized
 gain on invest-
 ment security                       -               -                -            801,645                   -             801,645
                              --------         --------       ---------           --------          ----------           ---------

Balances at
June 30, 1997                 $ 83,733          71,131        9,023,669           1,561,848         (2,616,567)          8,123,814
                                ======         =======        =========           =========          =========           =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED STATEMENTS.


                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                     Six Months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                                    1997           1996
                                                                    ----           ----

Reconciliation of net income to net cash
  used in operating activities:
   Net income                                                  $   175,244         37,251
   Adjustments  to  reconcile  net income to cash
    provided by used in operating activities:
      Provision for allowance for doubtful accounts                135,000        112,500
      Depreciation                                                  34,183         27,557
      Amortization of excess of acquired net assets
       over cost                                                   (56,466)       (59,308)
      Gain on sale of monroc, inc. stock                          (238,033)            -
      Changes in assets and liabilities:
       Accounts receivable                                         169,707       (226,541)
       Inventory                                                   603,560       (777,100)
       Prepaid expenses and other assets                          (198,127)        81,710
       Accounts payable                                         (1,272,445)      (212,346)
       Accrued liabilities                                         (52,379)       (37,160)
       Income taxes payable                                            856             -
                                                               -----------    -----------
          Net cash used in operating activities                   (698,900)    (1,053,437)
                                                               -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of Monroc, Inc. stock                         456,233             -
  Payments received on notes receivable                             45,000        422,500
  Change in land held for sale                                          -           37,882
  Additions to property and equipment                              (36,184)       (42,734)
                                                               -----------    -----------
          Net cash provided by investing activities                465,049        417,648

Cash flows from financing activities:
  Payments on notes payable                                       (469,082)      (494,211)
  Net borrowings under line of credit                              236,000         99,159
                                                               -----------    -----------
          Net cash used in financing activities                   (233,082)      (395,052)
                                                               -----------    -----------

Decrease in cash and cash equivalents                             (466,933)    (1,030,841)

Cash and cash equivalents - beginning of period                  1,322,533      1,856,008
                                                               -----------    -----------

Cash and cash equivalents - end of period                      $   855,600        825,167
                                                               ===========    ===========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l996 Annual Report filed on Form 10-KSB.

(2) RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

(3) SUPPLEMENTAL CASH FLOW INFORMATION

    The following is supplemental information relating to the consolidated statements of cash flows:

                                        Six Months Ended
                                  June 30, 1997    June 30, 1996
                                  -------------    -------------

    Cash Paid During The Period
      for:
         Interest                   $149,058         $ 125,599
         Income taxes               $143,622         $   -0-

(4) EARNINGS PER SHARE

    The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. Adoption of Statement 128 will not affect the Company's consolidated financial position or results of operations, however, the impact on previously reported EPS data is currently unknown.

(5) INVESTMENT IN MONROC, INC.

    At December 31, 1996, the Company owned 378,071 shares of Monroc common stock, which was classified as an available-for-sale security. The Company's interest in Monroc constituted 8.5% of total outstanding shares at December 31, 1996 and the fair value of the investment security was $2,410,203 comprised of a cost basis of $1,650,000 and a gross unrealized holding gain of $760,203, which was recorded as a separate component of stockholders' equity.

    On June 20, 1997, the Company sold 50,000 shares of Monroc common stock for proceeds of $456,233. The Company realized a gain of $238,033 on this transaction. The fair value of the 328,071 remaining shares of Monroc common stock at June 30, 1997 was $2,993,648 comprised of a cost basis of $1,431,850 and a gross unrealized holding gain of $1,561,848.


(6) NOTES RECEIVABLE

    Included in notes receivable is a $1,000,000 unsecured note, which was not paid in accordance with the contractual terms of the note agreement, which required payment to be made on December 31, 1995. The Company instituted an action against the debtors for summary judgment and the debtors instituted an action against the Company to declare the note unenforceable and for $3 million in punitive damages. In June 1996, the Company's motion for summary judgment was denied and its action was consolidated with the debtors' action. In September 1996, the Company filed an appeal of the action denying summary judgment.

    In April 1997, the Appellate Division of the Supreme Court of the State of New York reversed the lower court decision and ordered that the Company be granted summary judgment on the $1,000,000 promissory note, together with interest and costs, which approximate $140,000 at June 30, 1997. The Company is aggressively pursuing collection of the judgment and costs.

    The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period cannot be estimated. Management is of the opinion; however, that the ultimate outcome of this matter will not have a material adverse effect on the company's consolidated financial position. The Company has not recorded an allowance against this note at June 30, 1997 as management is of the opinion that the Company will obtain assets pursuant to the judgment and the expected future cash flows from the sale of such assets will be at least equal to the amount of the note. However, any amount the Company will ultimately realize upon the final resolution of this matter could differ materially in the near term from the $1 million recorded on the accompanying consolidated balance sheet due to the availability of assets, as well as the cash flows obtained upon the sale of such assets. The note receivable is classified as a long-term asset as of June 30, 1997, due to the uncertainty as to when the matter will be resolved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS

Results of Operations - Three Months Ended
  June 30, 1997 and 1996

       Registrant reported net income of $243,540 for the second quarter of l997, which principally reflects $222,959 of net income from Atlantic and $238,033 of gain on the sale of Monroc, Inc. common stock, as compared to net income of $98,000 for the second quarter of l996, which included $297,121 of net income from Atlantic.

       Sales decreased $256,235 (4%) to $6,215,298 in the l997 period compared to sales of $6,471,533 in the l996 period. Atlantic's sales backlog has increased $135,000 during the second quarter 1997 to $9,435,000 as compared to a $360,000 decrease during the second quarter 1996.

       Gross profit percentage decreased during the 1997 period from 25.8% to 24.3% (1.5%). This decrease, together with the reduction in sales, resulted in a $160,531 decrease in gross profits during the 1997 period. This decrease is principally attributable to aggressive competition in the New York market.

       Selling, general and administrative expenses decreased $98,587. Interest expense increased $17,546 principally due to the Atlantic operations.

       On June 20, 1997, the Company sold 50,000 shares of Monroc common stock for proceeds of $456,233 realizing a gain of $238,033 on the transaction. The fair value of the 328,071 remaining shares of Monroc common stock at June 30, 1997 was $2,993,648 comprised of a cost basis of $1,431,850 and a gross unrealized holding gain of $1,561,848.

Results of Operations - Six Months Ended
  June 30, 1997 and 1996

       Registrant reported net income of $175,244 for the first half of 1997, which principally reflects $340,046 of net income from Atlantic Hardware and Supply Corporation ("Atlantic") and $238,033 of gain on the sale of Monroc, Inc. common stock, as compared to net income of $37,251 for the first half of l996, which included $371,034 of net income from Atlantic.

       Sales increased $233,762 (2%) to $12,016,960 in the l997 period compared to sales of $11,783,198 in the 1996 period. Atlantic's sales backlog has decreased $195,000 to $9,435,000 since December 31, 1996. The June 30, 1997 backlog has decreased $2,085,000 from June 30, 1996 principally due to unusually large orders included in the June 1996 backlog, which Atlantic anticipated being unable to replace in this period, due to a temporary decrease in the availability of larger projects in the New York metropolitan area.

       Gross profit percentage decreased during the 1997 period 25.6% to 24.2% (1.4%). This decrease was only partially offset by an increase in sales resulting in a $107,479 decrease in gross profits. This decrease is principally attributable to aggressive competition in the New York market.

       Selling, general and administrative expense decreased $71,383. Interest expense increased $28,561 principally due to the Atlantic operations.

       In its effort to acquire U.S. Computer Group, Inc., the Registrant is still in the process of arranging adequate financing for U.S. Computer Group, Inc.'s operations. The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, the timing of additional land sales and the operating results of Atlantic.

       The Registrant has provided for income taxes primarily as a result of state income taxes associated with the income from Atlantic.

Liquidity and Capital Resources

       As of June 30, l997, the Registrant had $855,600 in cash and cash equivalents compared to $825,167 at December 31, 1996.

       A $1,000,000 note receivable due December 31, 1995 remains unpaid. The Company was awarded a judgment in connection with this note in the legal proceeding, as described in Note 6 to the consolidated financial statements. The Company anticipates payment of the note as a result of the judgment, however, cannot estimate when such payment will be made. The delay in payment of the note has not negatively impacted the Company's present operations or liquidity and is not anticipated to adversely affect future operations or liquidity.

       The Registrant believes that its cash and cash equivalents are adequate for its present operations and that additional credit is available should it be required. The Company's line of credit related to Atlantic's operations was increased from $2,500,000 to $3,500,000 in May 1997. The Company's capital resources consist primarily of cash and cash equivalents, notes receivable, land held for sale and its investment in Atlantic and Monroc, Inc. The Company believes the carrying value of its land held for sale is less than their market value.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In January 1996, The Company demanded payment of its $1,000,000 note receivable from Breskel Associates. On January 11, 1996, Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel instituted an action against the Company and Bernard Korn, who is a director and chief executive officer of the Company, to declare the note unenforceable and for $3,000,000 in punitive damages. On January 16, 1996, the Company instituted an action against Breskel Associates, Wilbur Breslin and Estate of Robert Frankel for summary judgment to enforce payment of the note. Both actions were brought in the Supreme Court of the State of New York, County of Nassau. In March 1996, a written understanding to restructure the terms of the note was reached, which provided for collateral and scheduled principal payments beginning in April 1996. The restructuring of the note was not consummated and the Company pursued its legal action to obtain summary judgment. On June 27, 1996, the Company's motion for summary judgment was denied and the Company's action was consolidated with the action instituted by Breskel and the other plaintiffs (the consolidated action). On September 26, 1996, the Company filed an appeal of the decision denying summary judgment and summary judgment was granted in favor of the Company on April 28, 1997. There is no pending litigation against the Company related to this matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits - Exhibit 27.  Financial Data Schedule

         (b) Reports on Form 8-K - During the six months ended June 30, l997, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Dated: August 14, l997               COLONIAL COMMERCIAL CORP.


                                     /s/ Bernard Korn
                                     ----------------------
                                     Bernard Korn, Chairman
                                     of the Board and President

                                     /s/ James W. Stewart
                                     -----------------------
                                     James W. Stewart
                                     Executive Vice President,
                                     Treasurer and Secretary