Form 10QSB
period 1997-09-30
COLONIAL COMMERCIAL CORP
filed 1997-11-10
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




       FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 1-6663

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

                        Yes  X             No __

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of September 30, 1997.

      Common Stock, par value $.01 per share                - 7,126,625 shares
      Convertible Preferred Stock, par value $.01 per share - 8,359,760 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                 PAGE NO.
                                                                 --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           September 30, 1997 (unaudited) and
           December 31, 1996                                       1

          Consolidated Statements of Operations
           Three Months ended September 30, 1997 and
           1996 (unaudited)                                        2

          Consolidated Statements of Operations
           Nine Months ended September 30, 1997 and
           1996 (unaudited)                                        3


          Consolidated Statements of Stockholders'
           Equity as of September 30, 1997 (unaudited)
           and December 31, 1996                                   4

          Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 1997 and
           1996 (unaudited)                                        5

          Notes to Consolidated Financial Statements
           (unaudited)                                             6

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                        9

 Item 6 - Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                        10

                                     PART 1.
ITEM 1.  FINANCIAL STATEMENTS


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996


       ASSETS                                                                         1997             1996
       ------                                                                         ----             ----
                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                       $    522,941       1,322,533
  Accounts receivable, net of allowance for
    doubtful accounts of $440,125 in 1997 and
    $306,400 in 1996                                                                 6,692,046       8,305,224
  Inventory                                                                          1,085,527       1,705,747
  Notes receivable - current portion                                                   105,000         105,000
  Prepaid expenses and other assets                                                     86,120          82,292
                                                                                  ------------    ------------
        Total current assets                                                         8,491,634      11,520,796

Notes receivable, excluding current portion                                          1,223,750       1,313,750
Investment in Monroc, Inc.                                                           3,649,868       2,410,203
Property and equipment, net                                                            209,619         126,972
Land held for sale                                                                     324,139         324,139
                                                                                  ------------    ------------
                                                                                    13,899,010      15,695,860
                                                                                  ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Accounts payable                                                                   1,439,913       3,177,550
  Accrued liabilities                                                                  971,216       1,094,335
  Income taxes payable                                                                 123,619         137,000
  Borrowings under line of credit                                                    1,690,224       2,273,130
  Notes payable - current portion                                                      447,363         469,082
                                                                                  ------------    ------------
        Total current liabilities                                                    4,672,335       7,151,097

Notes payable, excluding current portion                                                  --           447,363
Excess of acquired net assets over cost                                                865,776         950,475
                                                                                  ------------    ------------
        Total liabilities                                                            5,538,111       8,548,935
                                                                                  ------------    ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value liquidation preference $8,359,760 and $8,599,696 at September 30, 1997 and December 31, 1996, respectively,
    12,344,300 shares authorized,8,359,760 and 8,599,696 shares issued and outstanding at September 30, 1997 and
    December 31, 1996,respectively                                                      83,598          85,997
  Common stock, $.01 par value, 40,000,000 shares
    authorized,7,126,625 and 6,886,689 shares
    issued and outstanding at September 30, 1997 and
    December 31, 1996                                                                   71,266          68,867
  Additional paid-in capital                                                         9,023,669       9,023,669
  Unrealized gain on investment security                                             2,218,068         760,203
  Accumulated deficit                                                               (3,035,702)     (2,791,811)
                                                                                  ------------    ------------
         Total stockholders' equity                                                  8,360,899       7,146,925
                                                                                  ------------    ------------

 Commitments and contingencies
                                                                                  $ 13,899,010      15,695,860
                                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                 Three Months ended September 30, 1997 and 1996

                                   (Unaudited)


                                                    1997               1996
                                                    ----               ----

Sales                                            $  4,681,882         5,876,926
Cost of sales                                       3,501,895         4,454,154
                                                 ------------      ------------
     Gross profit                                   1,179,987         1,422,772
                                                 ------------      ------------

Selling, general and administrative
  expenses, net                                     1,308,264         1,427,641
Write-off of deferred expenses for
  abandoned acquisition                               385,705              --
                                                 ------------      ------------
     Operating loss                                  (513,982)           (4,869)
                                                 ------------      ------------

Interest income                                        11,293            18,016
Other income                                          168,411             1,643
Interest expense                                      (74,857)          (70,656)
                                                 ------------      ------------

     Loss before income taxes                        (409,135)          (55,866)

Income taxes                                           10,000            15,000
                                                 ------------      ------------

     Net loss                                    $   (419,135)          (70,866)
                                                 ============      ============

Net loss per common and
  preferred share                                $       (.03)              .00
                                                 ============      ============

Common and preferred shares
  outstanding                                      15,486,385        15,486,385
                                                 ============      ============




See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                  Nine Months ended September 30, 1997 and 1996


                                   (Unaudited)

                                                    1997               1996
                                                    ----               ----

Sales                                            $ 16,698,842        17,660,124
Cost of sales                                      12,608,120        13,219,138
                                                 ------------      ------------

     Gross profit                                   4,090,722         4,440,986
                                                 ------------      ------------

Selling, general and administrative
  expenses, net                                     4,096,172         4,286,932
Write-off of deferred expenses for
  abandoned acquisition                               385,705              --
                                                 ------------      ------------

     Operating income (loss)                         (391,155)          154,054
                                                 ------------      ------------

Gain on sale of Monroc, Inc. stock                    238,033              --
Interest income                                        35,493            87,853
Other income                                          171,156             9,134
Interest expense                                     (227,418)         (194,656)
                                                 ------------      ------------

     Income (loss) before income taxes               (173,891)           56,385

Income taxes                                           70,000            90,000
                                                 ------------      ------------

     Net loss                                    $   (243,891)          (33,615)
                                                 ============      ============
Net loss per common and preferred
   share                                         $       (.02)              .00
                                                 ============      ============
Common and preferred shares
  outstanding                                      15,486,385        15,486,385
                                                 ============      ============




See accompanying notes to consolidated financial statements.



                           COLONIAL COMMERCIAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Nine Months ended September 30, 1997 and 1996
                                  (Unaudited)




                                                              NET UN-
                      CON-                      ADDI-         REALIZED                  TOTAL
                      VERTIBLE                  TIONAL        GAIN ON     ACCU-         STOCK-
                      PREFERRED      COMMON     PAID-IN       INVEST      MULATED       HOLDERS'
                      STOCK          STOCK      CAPITAL       SECURITY    DEFICIT       EQUITY
                      -----          -----      -------       --------    -------       ------


Balances at
December 31,1995    $   87,192        67,672    9,023,669      382,132   (3,339,486)    6,221,179

Conversion of
 119,475 shares
 of preferred
 stock to common
 stock                  (1,195)        1,195         --           --           --            --
Net income                --            --           --           --        547,675       547,675
Net unrealized
 loss on invest-
 ment security            --            --           --        378,071         --         378,071
                    ----------    ----------   ----------   ----------   ----------    ----------

Balances at
December 31,1996        85,997        68,867    9,023,669      760,203   (2,791,811)    7,146,925

Conversion of
 239,936 shares
 of preferred
 stock to common
 stock                  (2,399)        2,399         --           --           --            --
Net loss                  --            --           --           --       (243,891)     (243,891)
Net unrealized
 gain on invest-
 ment security            --            --           --      1,457,865         --       1,457,865
                     ----------   ----------   ----------   ----------   ----------    ----------

Balances at
September 30,1997   $   83,598        71,266    9,023,669    2,218,068   (3,035,702)    8,360,899
                    ==========    ==========   ==========   ==========   ==========    ==========





See accompanying notes to consolidated statements.


                           COLONIAL COMMERCIAL CORP.

                     Consolidated Statements of Cash Flows

                 Nine Months ended September 30, 1997 and 1996

                                  (Unaudited)


                                                          1997            1996
                                                          ----            ----
Reconciliation of net loss to net cash
  used in operating activities:
   Net loss                                           $  (243,891)   $   (33,615)
   Adjustments to reconcile net loss to
    cash used in operating activities:
      Provision for allowance for doubtful accounts       202,500        168,750
      Depreciation                                         51,274         45,409
      Amortization of excess of acquired net assets
       over cost                                          (84,699)       (87,541)
      Gain on sale of Monroc, Inc. stock                 (238,033)          --
      Gain on disposal of fixed assets                     (6,988)          --
      Changes in assets and liabilities:
       Accounts receivable                              1,410,678         62,396
       Inventory                                          620,220       (627,538)
       Prepaid expenses and other assets                   (3,828)        98,956
       Accounts payable                                (1,737,637)      (182,323)
       Accrued liabilities                               (123,119)       (16,848)
       Income taxes payable                               (13,381)          --
                                                      -----------    -----------
          Net cash used in operating activities          (166,904)      (572,354)
                                                      -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of Monroc, Inc. stock                456,233           --
  Payments received on notes receivable                    90,000        467,500
  Change in land held for sale                               --           37,882
  Proceeds from disposal of fixed asset                    19,457           --
  Additions to property and equipment                    (146,390)       (69,728)
                                                      -----------    -----------
          Net cash provided by investing activities       419,300        435,654
                                                      -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                              (469,082)      (494,211)
  Net borrowings under line of credit                    (582,906)      (375,347)
                                                      -----------    -----------
          Net cash used in financing activities        (1,051,988)      (869,558)
                                                      -----------    -----------

Decrease in cash and cash equivalents                    (799,592)    (1,006,258)

Cash and cash equivalents - beginning of period         1,322,533      1,856,008
                                                      -----------    -----------

Cash and cash equivalents - end of period             $   522,941        849,750
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 30, 1997 and December 31, 1996

                                  (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(3)   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is supplemental information relating to the consolidated statements of cash flows:

                                              NINE MONTHS ENDED
                                  SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                  ------------------    ------------------
      Cash paid during the period
        for:
         Interest                   $ 230,760              $ 196,393
         Income taxes               $ 154,417              $ 176,946

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

      On June 20, 1997, the Company sold 50,000 shares of Monroc common stock for proceeds of $456,233. The Company realized a gain of $238,033 on this transaction. The fair value of the 328,071 remaining shares of Monroc common stock at September 30, 1997 was $3,649,868 comprised of a cost basis of $1,431,800 and a gross unrealized holding gain of $2,218,068.


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

      In April 1997, the Appellate Division of the Supreme Court of the State of New York reversed the lower court decision and ordered that the Company be granted summary judgment on the $1,000,000 promissory note, together with interest and costs, which approximate $124,000 at September 30, 1997. The Company is aggressively pursuing collection of the judgment and costs.

      The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period cannot be estimated. Management is of the opinion; however, that the ultimate outcome of this matter will not have a material adverse effect on the company's consolidated financial position. The Company has not recorded an allowance against this note at September 30, 1997 as management is of the opinion that the Company will obtain assets pursuant to the judgment and the expected future cash flows from the sale of such assets will be at least equal to the amount of the note. However, any amount the Company will ultimately realize upon the final resolution of this matter could differ materially in the near term from the $1 million recorded on the accompanying consolidated balance sheet due to the availability of assets, as well as the cash flows obtained upon the sale of such assets. The note receivable is classified as a long-term asset as of September 30, 1997, due to the uncertainty as to when the matter will be resolved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
           FINANCIAL CONDITION AND RESULTS
           -------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED
  SEPTEMBER 30, 1997 AND 1996

           Registrant reported a net loss of $419,135 for the third quarter of 1997, which includes $12,454 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to a net loss of $70,866 for the third quarter of l996, which included $75,360 of net income from Atlantic.

           Sales decreased $1,195,044 (20%) to $4,681,882 in the l997 period compared to sales of $5,876,926 in the 1996 period. The September 30, 1997 backlog was $9,905,000 as compared to $12,790,000 at September 30, 1996 principally due to unusually large orders included in the September 30, 1996 backlog, which Atlantic anticipated being unable to replace in this period, due to a temporary decrease in the availability of larger projects in the New York metropolitan area.

           Gross profits decreased $242,785 principally due to the decrease in sales which was only partially offset by a 1% increase in the gross profit percentage to 25.2% resulting from changes in product mix.

           Selling, general and administrative expense decreased $119,337 due to cost reductions made in response to lower sales. Write-off of deferred expenses for abandoned acquisition relates to the Registrant's recently terminated effort to acquire US Computer Group, Inc. Other income includes approximately $150,000 of unclaimed payments made on the Registrant's 6% notes. The reversion back to the Registrant of these unclaimed payments has been made in accordance with the terms of the indenture and opinion of counsel. Interest expense increased $4,201 because of slightly higher average borrowings.

RESULTS OF OPERATIONS - NINE MONTHS ENDED
  SEPTEMBER 30, 1997 AND 1996

           Registrant reported a net loss of $243,891 for the nine months of l997, which includes $352,499 of net income from Atlantic, as compared to a net loss of $33,615 for the nine months of l996, which included $446,396 of net income from Atlantic.

           Sales decreased $961,282 (5%) to $16,698,842 in the l997 period compared to sales of $17,660,124 in the l996 period. The sales decrease is principally due to aggressive competition in the New York and New Jersey markets and a reduced amount of larger projects in these markets.

           Gross profit percentage decreased during the 1997 period from 25.1% to 24.5%. This decrease, together with the reduction in sales, resulted in a $350,264 decrease in gross profits during the 1997 period. This decrease is principally attributable to aggressive competition in the New York market and changes in product mix.

           Selling, general and administrative expenses decreased $196,760, due to cost reductions implemented because of the anticipated decrease in sales. Write-off of deferred expenses for abandoned acquisition relates to the Registrant's recently terminated effort to acquire US Computer Group, Inc. Other income includes approximately $150,000 of unclaimed payments made on the Registrant's 6% notes. The reversion back to the Registrant of these unclaimed payments has been made in accordance with the terms of the indenture and opinion of counsel. Interest expense increased $32,762 principally due to higher average borrowing as a result of higher average receivable balances in the Atlantic operations.

           On June 20, 1997, the Company sold 50,000 shares of Monroc common stock for proceeds of $456,233 realizing a gain of $238,033 on the transaction. The fair value of the 328,071 remaining shares of Monroc common stock at September 30, 1997 was $3,649,868 comprised of a cost basis of $1,431,800 and a gross unrealized holding gain of $2,218,068.

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

LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, l997, the Registrant had $522,941 in cash and cash equivalents compared to $1,322,533 at December 31, 1996.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)    Exhibits - Exhibit 27.  Financial Data Schedule

    (b) Reports on Form 8-K - During the nine months ended September 30, l997, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Dated: November 10, 1997             COLONIAL COMMERCIAL CORP.

                                     /s/ Bernard Korn
                                     Bernard Korn, Chairman
                                     of the Board and President

                                     /s/ James W. Stewart
                                     James W. Stewart
                                     Executive Vice President,
                                     Treasurer and Secretary