Form 10KSB
period 1997-12-31
COLONIAL COMMERCIAL CORP
filed 1998-03-31
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997 Commission File No. 1-6663
     ----------------------------------------------------------------------

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
    None                                           None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.05 Per Share
              Convertible Preferred Stock, Par Value $.05 Per Share
              -----------------------------------------------------
                                (Title of Class)

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

                      Yes  x          No
                          ---

Revenues for the fiscal year ended December 31, 1997 were $22,642,783.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,878,627 as of March 16, 1998.

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 13, 1998

Common Stock,               par value $.05 per share - 1,433,593 shares.
Convertible Preferred Stock par value $.05 per share - 1,660,454 shares.

                       Documents Incorporated by Reference

Document                                                Part
Registrant's 1998 Proxy Statement for Annual Meeting
  of Shareholders on June 10, 1998                      III
Registrant's 1997 Annual Report to Shareholders         I, II

PART I.

Item 1(a)  Business Developments
--------------------------------

     Colonial Commercial Corp. (the "Company" or "Registrant") is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant" or "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

     On May 19, 1995, Registrant purchased the capital stock of Atlantic Hardware and Supply Corporation ("Atlantic"), a distributor of door hardware, doors and door frames, for approximately $3.8 million in cash.

      In June 1997, Registrant sold 50,000 shares of its Monroc, Inc. ("Monroc") stock and received $456,233 of net proceeds reducing its ownership to 7.2%. On January 29,1998, Monroc announced it had signed a definitive merger agreement with privately held U.S. Aggregates, Inc., under which U.S. Aggregates, Inc. will acquire, for cash, all of the outstanding shares of Monroc common stock for $10.77 per share. While the Board of Directors of the acquirer and Monroc have approved the transaction, closing is contingent upon, among other things, approval of Monroc's stockholders, certain regulatory approvals, and other customary conditions. Closing is expected during the second quarter of 1998. A private investment fund, which owns approximately 37% of the outstanding shares of Monroc's stock, has agreed to vote in favor of the transaction. The Registrant intends to vote in favor of the transaction and if the closing takes place, Registrant expects its proceeds from the sale of its stock in Monroc to be approximately $3,500,000.

         On January 13, 1998, shareholders approved a five-to-one reverse split, which the Registrant made effective January 30, 1998. The reverse split had the effect of reducing the number of authorized shares of Common Stock, par value $.01 from 40,000,000 shares to 8,000,000 shares, par value $.05 and the number of authorized shares of Convertible Preferred Stock, par value $.01, from 12,344,300 shares to 2,468,860 shares, par value $.05 and reducing the common shares outstanding from 7,159,228 to 1,431,776 and reducing the convertible preferred shares from 8,326,957 to 1,662,271. In addition, shareholders also approved a proposal to amend the Registrant's Certificate of Incorporation immediately following the amendment effecting the reverse split to increase the amount of authorized Common Stock to 20,000,000 with a par value of $.05 per share.

Item 1(b)  Business Description
-------------------------------

     Since the May 19, 1995 acquisition of Atlantic, the Registrant's principal business activity is the distribution of builders' hardware, which is described in more detail below. The Registrant continues to seek acquisitions of going concerns.

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

     Atlantic had approximately 500 customers in 1997. No customer accounted for more than 10% of sales in 1997. Atlantic believes that the loss of any one customer would not have a material adverse effect on its business.

     As of December 31, 1997, Atlantic had $8,871,000 in firm backlog of orders. Atlantic expects that approximately 95% of the backlog of orders as of December 31, 1997 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations.

     Atlantic purchases products from approximately 500 suppliers. In 1997, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect upon its business.

     Atlantic competes primarily with other hardware distributors who are selected by the architects, owners, and/or construction managers, on a job to job basis. Atlantic has its estimators evaluate plans received from a contractor, and prepare and submit a price for the project, which is awarded through bid or negotiation. If Atlantic is awarded the job, it supplies the required hardware by placing orders with manufacturers or from goods on hand, or both.

     Atlantic's competition varies widely from region to region, primarily because builders' hardware distributors are generally local single market firms. Within each geographical market, contractors generally limit their hardware suppliers to a few local firms. Also, in certain markets, Atlantic competes with firms that supply the complete door package (i.e., door, frame and hardware). Atlantic has been one of the largest "hardware only" suppliers; however, Atlantic is changing its marketing focus from a "hardware only" supplier to a complete door package supplier.

Management and Employees
------------------------

     As of December 31, 1997, the Registrant had 64 employees, of whom 2 were executive officers at its corporate offices in Levittown, New York. Sixty (60) of the employees are employed by Atlantic. The Company believes its employee relations are satisfactory.

Item 2.  Properties
-------------------

     Registrant's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

     Atlantic maintains office and warehouse space of approximately 28,000 square feet at 601 West 26th Street, New York, New York under a lease expiring in April 2000. Atlantic also maintains leased sales offices in Bensenville, Illinois; Norcross, Georgia and Bensalem, Pennsylvania. Atlantic merged its Farmingdale, New York office into its New York office in January 1997.

     The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance.

     Although it is not the customary policy of the Registrant to invest in real estate, the Company owns a 50% interest in a parcel of raw land in Salt Lake County, Utah with a cost basis of $174,266 at December 31, 1997. The Company's interest in the parcel, and four other parcels which have been sold, were received as a distribution from a restructuring of Monroc in 1986. The Registrant, together with its 50% partner, have entered into an agreement with a private company to sell the property, subject to certain conditions being satisfied. If the transaction closes, the Company anticipates its net cash proceeds to be approximately $1,000,000.

Item 3.  Legal Proceedings
--------------------------

     Since January 1996, the Company has been involved in litigation with Breskel Associates, Wilbur Breslin and the Estate of Robert Frankel in the Supreme Court of the State of New York, County of Nassau in order to collect on its $1,000,000 note receivable which was due December 31, 1995. On April 28, 1997, summary judgment was granted in favor of the Company. On December 8, 1997, the judgment, including interest and costs, in the amount of $1,207,139, was paid to the Company consisting of $575,000 in cash and a note for $632,139, with interest at the rate of 9% per annum, payable in eight semi-annual installments of $79,017, secured by a real estate mortgage and other collateral. There is no pending litigation against the Company or Bernard Korn relating to this matter.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                            Not Applicable


Item 5.  Market for the Registrant's Common Stock, Convertible Preferred
------------------------------------------------------------------------
Stock and Related Stockholder Matters
-------------------------------------

     The information required to be provided is incorporated by reference from page 3 of the Registrant's 1997 Annual Report to Stockholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     The information required to be provided is incorporated by reference from pages 4 and 5 of the Registrant's 1997 Annual Report to Stockholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements of the Registrant and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP, independent certified public accountants, as of December 31, 1996 and 1997 and for each of the years in the three year period ended December 31, 1997, are incorporated herein by reference from pages 6 through 20 of the Registrant's 1997 Annual Report to Stockholders.

Item 8.  Disagreements on Accounting and Financial Disclosures
--------------------------------------------------------------

                            None

PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required to be provided is incorporated by reference to Registrant's 1998 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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

Name, Age                     Business Experience
      and Position                  During Past Five Years
      ------------                  ----------------------

Bernard Korn,  72             From prior to January 1992 to present,
  Chairman of the Board,        Chairman of the Board and President,
  President, Chief Executive    Chief Executive Officer of the Company

James W. Stewart, 51          From prior to January 1992, Executive
  Executive Vice President,     Vice President and Treasurer of the
  Secretary, Treasurer          Company.  From December 31, 1993,
  and Director                  to the present, Secretary of the
                                Company.

     The information required to be provided is incorporated by reference to Registrant's 1998 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 10.  Executive Compensation.
---------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
-----------

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required to be provided under Part III, Items 10, 11 and 12 is incorporated by reference to the Registrant's 1997 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Exhibits and Report on Form 8-K
-----------------------------------------

Exhibits
--------

        The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this Form 10-KSB.

Reports on Form 8-K
-------------------

        Registrant filed no reports on Form 8-K during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COLONIAL COMMERCIAL CORP.
                               (Registrant)

                               By:  /s/ Bernard Korn
                                    Bernard Korn, Pres.

                               By: /s/ James W. Stewart
                                   James W. Stewart
                                   Treasurer, Chief Financial
                                   and Accounting Officer

Dated:  March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 17, 1998 by the following persons on behalf of the Registrant and in the capacities indicated:

                                By:  /s/ Bernard Korn
                                    Bernard Korn, President & Director

                                By:  /s/ James W. Stewart
                                    James W. Stewart, Executive Vice
                                    President, Treasurer and
                                    Secretary/Director

                                By:  /s/ Gerald S. Deutsch
                                    Gerald S. Deutsch, Director

                                By:  /s/ William Koon
                                    William Koon, Director

                                By:  /s/ Donald K. MacNeill
                                    Donald K. MacNeill, Director

                                By:  /s/ Ronald Miller
                                    Ronald Miller, Director

                                By:  /s/ Jack Rose
                                    Jack Rose, Director

                                By:  /s/ Paul Selden
                                Paul Selden, Director

                                By:  /s/ Carl L. Sussman
                                Carl L. Sussman, Director

                                INDEX TO EXHIBITS
                                     Item 1

                                                      Incorporated by
                                    Filed              Reference From
Exhibits                            Herewith    Form   Date  Exhibit
--------                            --------    ----   ----  -------

3(a)  Certificate of Incor-
      poration of Registrant                    8-K   1/5/83    1

      (i) Certificates of Amend-
          ment of the Certificate
          of Incorporation Re:
          Authorized Common and
          Convertible Preferred
          Shares
                                       Yes
  (b)  By-Laws of Registrant                    8-K   1/5/83    1

4     Indenture dated as of
      January 17, 1983 between
      Registrant and IBJ Schroder
      Bank and Trust Co., relating
      to 6% Notes                              10-K   4/12/83   4(a)

10(a) Employment Agreement dated
      as of January 1, 1998 between
      Registrant and Bernard Korn      Yes

  (b) Employment Agreement dated
      as of January 1, 1998 between
      Registrant and James W. Stewart  Yes

  (c) Certain Monroc, Inc. documents

      (i) Promissory Note from
          Monroc, Inc. (formerly
          Monroc Acquisition, Inc.)
          to Wel-Com Financial
          Services, Inc.                        10-K   3/30/88   10(b)(v)

     (ii) Subordination Agreement
          dated July 27, 1993 with
          reference to Promissory
          Note filed as Exhibit
          10(c) (i)                            10KSB   3/30/95   10(c)(ii)

    (iii) Voting Agreement dated
          December 28, 1995 between
          Registrant and Building
          and Construction Partners, L.P.

  (d) 1986 Stock Option Plan                   10-K   3/30/88   10(c)(ii)

  (e) 1996 Stock Option Plan                   S-8    10/2/97   28 B

  (f) Promissory Note dated
      December 8, 1997 for
      $632,139.37 Wilbur F. Breslin
      to Registrant                     Yes

                                INDEX TO EXHIBITS
                                     Item 1

                                                             Incorporated by
                                            Filed             Reference From
Exhibits                                    Herewith  Form   Date      Exhibit
--------                                    --------  ----   ----      -------

 (g) Certain documents relating to
     Atlantic Hardware and Supply
     Corporation

    (i)   Stock Purchase Agreement
          dated May 19, 1995 by and
          among Thackeray Corporation,
          Brennand-Paige Industries,
          Inc. and Colonial
          Commercial Corp.                              8-K   6/5/95  10(g)(i)

    (ii)  Revolving Credit Agreement
          between Atlantic Hardware
          and Supply Corporation and
          Sterling National Bank &
          Trust Company of New York                     8-K   6/5/95  10(g)(ii)

   (iii)  Guarantee of all liabilities and
          security agreement of Atlantic
          Hardware and Supply Corporation
          by Colonial Commercial Corp. to
          Sterling National Bank and Trust
          of New York                                   8-K   6/5/95 10(g)(iii)

   (iv)   Secured interest bearing note
          between Colonial Commercial Corp.
          and National Westminster Bank                 8-K   6/5/95 10(g)(iv)

    (v)   Employment Agreement dated
          January 1, 1998 between Atlantic
          Hardware and Supply Corporation
          and Paul Selden                       Yes

 (h)  Lease dated February 27,1992 by and
        between Registrant and 3601
        Turnpike Associates                            10-KSB 3/29/93 10(h)(iii)

        (i) Renewal letter dated May 6,1996            10-KSB 3/25/96 10(g)(i)

  11 Statement re computation of
     per share earnings (loss)
    (not filed since computations
     are readily apparent from the
     consolidated financial statements)

  13 Annual Report of the Registrant
     for the fiscal year ended
     December 31, 1997.  Such
     report except for those portions
     which are expressly incorporated by
     reference herein, is furnished for
     the information of the Commission and
     is not to be deemed "filed" as
     part of this filing. Financial statement
     schedules that are not applicable are
     omitted or included in the consolidated
     financial statement footnotes.             Yes

  21 Subsidiaries of Registrant                 Yes

  23 Consent of Independent Accountants         Yes

  27 (a) Financial Data Schedule                Yes
         December 31, 1997

  27 (b) Restated Financial Data Schedule
         December 31, 1996 and 1995             Yes