Form 10QSB
period 1998-03-01
COLONIAL COMMERCIAL CORP
filed 1998-05-08
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




         For the Quarter Ended March 31, 1998      Commission File No. 1-6663
         ------------------------------------      --------------------------

                            COLONIAL COMMERCIAL CORP.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

              New York                                  11-2037182
              --------                                  ----------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)

      3601 Hempstead Turnpike, Levittown New York         11756-1315
      -------------------------------------------         ----------
       (Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  516-796-8400
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

                        Yes  X             No __

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 31, 1998.

      Common Stock, par value $.05 per share                 -  1,433,589 shares
      Convertible Preferred Stock, par value $.05 per share  -  1,663,688 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           March 31,1998 (unaudited) and
           December 31, 1997                                                   1

          Consolidated Statements of Operations
           Three Months ended March 31, 1998 and
           1997 (unaudited)                                                    2

          Consolidated Statements of Cash Flows for
           the Three Months ended March 31, 1998 and
           1997 (unaudited)                                                    3

          Notes to Consolidated Financial Statements
           (unaudited)                                                         4

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       5

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                                    6

 Item 4 - Submission of Matters to a Vote of Security Holders                  6

 Item 6 - Exhibits and Reports on Form 8-K                                     7

SIGNATURES                                                                     7

                                     PART 1.
Item 1.  Financial Statements
-----------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

       Assets                                                       1998                 1997
       ------                                                       ----                 ----
                                                                 (Unaudited)
  Cash                                                         $    529,639           1,240,986
  Accounts receivable, net of allowance for doubtful
    accounts of $463,282 in 1998 and $416,688 in 1997             7,012,609           7,904,353
  Inventory                                                       1,139,318             823,267
  Notes receivable - current portion                                278,035             278,035
  Prepaid expenses and other assets                                  89,831             114,245
  Investment in Monroc, Inc.                                      3,424,405           3,321,790
  Land held for sale                                                174,226             174,226
  Deferred taxes                                                    306,000             306,000
                                                               ------------        ------------
             Total current assets                                12,954,063          14,162,902

Notes receivable, excluding current portion                         652,854             652,854
Property and equipment, net                                         352,037             344,701
                                                               ------------        ------------
                                                              $  13,958,954          15,160,457
                                                               ============        ============
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                1,200,699           1,748,551
  Accrued liabilities                                               923,613           1,075,218
  Income taxes payable                                              118,472             112,606
  Borrowings under line of credit                                 1,941,334           1,990,108
  Notes payable - current portion                                      --               447,363
                                                               ------------        ------------
             Total current liabilities                            4,184,118           5,373,846

Excess of acquired net assets over cost                             809,310             837,543
                                                               ------------        ------------
             Total liabilities                                    4,993,428           6,211,389
                                                               ------------        ------------

Stockholders' equity:
  Convertible preferred stock, $.05 par value, liquidation
    preference of $8,318,440 and $8,337,710
    at March 31,1998 and December 31,1997, respectively
    2,468,860 shares authorized, 1,663,688 and
    1,667,542 shares issued, at March 31, 1998 and
    December 31, 1997, respectively, 1,654,527 and
    1,667,542 shares outstanding at March 31, 1998 and
    December 31, 1997, respectively                                  83,184              83,377
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,433,589 and 1,429,735 shares issued
    at March 31, 1998 and December 31, 1997, respectively,
    1,426,520 and 1,429,735 shares outstanding
    at March 31, 1998 and December 31, 1997,
    respectively                                                     71,680              71,487
  Additional paid-in capital                                      9,023,669           9,023,669
  Accumulated other comprehensive income                          1,992,605           1,889,990
  Accumulated deficit                                            (2,167,009)         (2,119,455)
  Treasury stock, 7,069 and 9,161 common and preferred
    shares, respectively, at cost                                   (38,603)               --
                                                               ------------        ------------
             Total stockholders' equity                           8,965,526           8,949,068
                                                               ------------        ------------

Commitments and contingencies
                                                              $  13,958,954          15,160,457
                                                               ============        ============



See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                   Three Months ended March 31, 1998 and 1997

                                   (Unaudited)


                                                   1998                  1997
                                                   ----                  ----

Sales                                          $  5,082,652           5,801,662
Cost of sales                                     3,647,261           4,398,835
                                                  ---------          ----------

     Gross profit                                 1,435,391           1,402,827
                                                  ---------          ----------

Selling, general and
  administrative expenses, net                    1,414,979           1,394,741
                                                  ---------           ---------

     Operating income                                20,412               8,086

Interest income                                      24,656              13,177
Other income                                          4,322               1,273
Interest expense                                    (57,944)            (70,832)
                                                    -------             -------

     Loss before income taxes                        (8,554)            (48,296)

Income taxes                                         39,000              20,000
                                                     ------              ------

     Net loss                                  $    (47,554)            (68,296)
                                                     ======             =======

Net earnings per common share:
  Basic                                              (.03)               (.05)
                                                     =====               =====
  Diluted                                            (.03)               (.05)
                                                     ====                =====

Weighted average shares outstanding:
  Basic                                           1,431,767           1,397,186
  Diluted                                         1,431,767           1,397,186







See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                   Three Months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                             1998         1997
                                                             ----         ----
Reconciliation of net loss to net cash
   used in operating activities:
    Net loss                                           $   (47,554)     (68,296)
    Adjustments to reconcile net loss to cash
      used in operating activities:
      Provision for allowance for doubtful accounts        70,000        67,500
      Depreciation                                         24,591        17,092
      Amortization of excess of acquired net assets
       over cost                                          (28,233)      (28,233)
      Changes in assets and liabilities:
       Accounts receivable                                821,744      (239,389)
       Inventory                                         (316,051)      107,179
       Prepaid expenses and other assets                   24,414       (26,627)
       Accounts payable                                  (547,852)     (137,443)
       Accrued liabilities                               (151,605)     (151,848)
       Income taxes payable                                 5,866       (14,911)
                                                         ---------      --------
          Net cash used in operating activities          (144,680)     (474,976)
                                                         ---------     ---------

Cash flows from investing activities:
  Additions to property and equipment                     (31,927)      (11,760)
                                                         ---------     ---------
          Net cash used in investing activities           (31,927)      (11,760)
                                                         ---------     ---------

Cash flows from financing activities:
  Payments on notes payable                              (447,363)     (469,082)
  Net borrowings (repayments) under line of credit        (48,774)      207,251
  Payments for purchase of treasury stock                 (38,603)            -
                                                         ---------     ---------
          Net cash used in financing activities          (534,740)     (261,831)
                                                         ---------     ---------

Decrease in cash                                         (711,347)     (748,567)

Cash - beginning of period                              1,240,986     1,322,533
                                                        ---------     ----------

Cash - end of period                                  $   529,639       573,966
                                                      ===========     ==========

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 1998 and December 31, 1997

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results which may be achieved for the full year.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l997 Annual Report filed on Form 10-KSB.

(2)  Supplemental Cash Flow Information
     ----------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                             Three Months Ended
                                        March 31, 1998   March 31, 1997
                                        --------------   --------------
     Cash paid during the period for:

         Interest                        $   60,645        $  69,938
         Income taxes                    $   64,208        $ 121,622

(3)  Comprehensive Income
     --------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's only item of other comprehensive income is the net change in unrealized gain on available-for-sale securities. The accumulated other comprehensive income of $1,992,605 and $1,889,990 at March 31, 1998 and December 31, 1997 on the
     accompanying consolidated balance sheets is the unrealized gain on the Company's investment security. Annual financial statements for prior periods will be classified, as required.

     The Company's total comprehensive income was as follows:

                                                  Three Months Ended March 31
                                                   1998                 1997

     Net loss                                  $ (47,554)              (68,296)
     Other comprehensive income (loss)           102,615               (94,518)
                                                 -------              ---------
         Total comprehensive income (loss)     $  55,061              (162,814)
                                               =========              =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------

Results of Operations - Three Months Ended
  March 31, 1998 and 1997

     Registrant reported a net loss of $47,554 for the first quarter of 1998, which includes $157,797 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to a net loss of $68,296 for the first quarter of l997, which included $117,087 of net income from Atlantic.

     Sales decreased $719,010 (12%) to $5,082,652 in the 1998 period due to the timing of contracts. However, sales backlog has increased $1,382,000 since December 31, 1997 to $10,253,000. Gross margins improved primarily as a result of changes in product mix. Selling, general and administrative expenses, net increased $20,238. Interest expense decreased $12,888. The Registrant has provided for income taxes primarily as a result of state income taxes associated with the income from Atlantic.

     The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, the timing of additional land sales, the sale of Monroc stock and the operating results of Atlantic.

Liquidity and Capital Resources

     As of March 31, l998, the Registrant had $529,639 in cash compared to $1,240,986 at December 31, 1997.

     Cash flows used in operations during the first quarter 1998 improved in comparison to the first quarter 1997 principally due to a reduction in accounts payable and accrued liabilities and an increase in inventory, partially offset by a reduction in accounts receivable, as a result of lower sales in the quarter.

     Cash flows used in financing activities during the first quarter of 1998 of $534,740 were due to payments made on notes of $447,363, repayments on the line of credit of $48,774 and payments of $38,603 to acquire treasury stock.

     The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash, investment in Atlantic and Monroc, notes receivable and land held for sale. The Company believes the carrying value of its land held for sale is less than its market value.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     (a) Special Meeting of Shareholders on January 13, 1998

     (c) On January 13, 1998, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a five-to-one reverse stock split by changing the number of authorized shares of common stock, par value $.01 from 40,000,000 shares to 8,000,000 shares, par value $.05 and the number of authorized shares of convertible preferred stock, par value $.01, from 12,344,300 shares to 2,468,860 shares, par value $.05. The Company made the reverse stock split effective on January 30, 1998. In addition, stockholders approved a proposal to amend the Company's Certificate of Incorporation immediately following the amendment effecting the reverse stock split to increase the amount of authorized common stock to 20,000,000 with a par value of $.05 per share.

         PROPOSAL                                FOR        AGAINST    ABSTAINED
         --------                                ---        -------    ---------
To amend the Company's Certificate
of Incorporation to effect a one-
for-five reverse stock split by
changing the number of authorized
shares to Common Stock, par value
$.01 from 40,000,000 shares to
8,000,000 shares par value $.05 and
the number of Convertible Preferred
Stock, par value $.01 from
12,344,300 shares to 2,468,860
shares, par value $.05                      8,762,272      315,233     185,048

To amend the Company's Certificate
of Incorporation immediately
following the amendment effecting
the reverse stock split to increase
the amount of authorized Common
Stock to 20,000,000 shares, with a
par value of $.05 per share.               9,058,832       435,183     200,971

To approve an increase in the number
of shares of Common Stock for which
options can be issued pursuant to
the 1996 Stock Option Plan by
1,000,000 shares from 200,000 shares
to 1,200,000 shares on a post-
reverse stock split basis.                 6,758,517       598,275     210,941

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits - Exhibit 27.1 Financial Data Schedule March 31, 1998

                       Exhibit 27.2 Restated Financial Data Schedule March 31, 1997

        (b) Reports on Form 8-K - During the three months ended March 31, l998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Dated: May 7, 1998              COLONIAL COMMERCIAL CORP.

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