Form 10QSB
period 1998-06-30
COLONIAL COMMERCIAL CORP
filed 1998-08-10
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1998                   Commission File No. 1-6663
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

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of June 30, 1998.

        Common Stock, par value $.05 per share                - 1,451,908 shares
        Convertible Preferred Stock, par value $.05 per share - 1,619,138 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           June 30,1998 (unaudited) and
           December 31, 1997                                                  1

          Consolidated Statements of Operations
           Three Months ended June 30, 1998 and
           1997 (unaudited)                                                   2

          Consolidated Statements of Operations
           Six Months ended June 30, 1998 and
           1997 (unaudited)                                                   3

          Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 1998 and
           1997 (unaudited)                                                   4

          Notes to Consolidated Financial Statements
           (unaudited)                                                        5

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      7

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                                   9

 Item 4 - Submission of Matters to a Vote of Security Holders                 9

 Item 6 - Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                    10

                                     PART 1.
Item 1.  Financial Statements
-----------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

       Assets                                                              1998            1997
       ------                                                              ----            ----
                                                                       (Unaudited)
Current assets:
  Cash                                                               $  3,998,385       1,240,986
  Accounts receivable, net of allowance for doubtful
    accounts of $453,906 in 1998 and $416,688 in 1997                   7,665,539       7,904,353
  Inventory                                                               994,573         823,267
  Notes receivable - current portion                                      278,035         278,035
  Prepaid expenses and other assets                                        97,409         114,245
  Investment in Monroc, Inc.                                                 --         3,321,790
  Land held for sale                                                      174,226         174,226
  Deferred taxes                                                          234,000         306,000
                                                                     ------------    ------------
             Total current assets                                      13,442,167      14,162,902

Notes receivable, excluding current portion                               528,837         652,854
Property and equipment, net                                               397,806         344,701
                                                                     ------------    ------------
                                                                     $ 14,368,810      15,160,457
                                                                     ============    ============
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                      1,336,290       1,748,551
  Accrued liabilities                                                   1,044,442       1,075,218
  Income taxes payable                                                    137,781         112,606
  Borrowings under line of credit                                       1,892,379       1,990,108
  Notes payable - current portion                                            --           447,363
                                                                     ------------    ------------
             Total current liabilities                                  4,410,892       5,373,846

Excess of acquired net assets over cost                                   781,077         837,543
                                                                     ------------    ------------
             Total liabilities                                          5,191,969       6,211,389
                                                                     ------------    ------------

Stockholders' equity:
  Convertible preferred stock, $.05 par value, liquidation
     preference of $8,095,690 and $8,337,710
     at June 30,1998 and December 31,1997, respectively
     2,468,860 shares authorized, 1,619,138 and
     1,667,542 shares issued and outstanding, at June 30, 1998 and
     December 31, 1997, respectively,                                      80,957          83,377
  Common stock, $.05 par value, 20,000,000 shares
     authorized,1,466,478 and 1,429,735 shares issued
     at June 30, 1998 and December 31, 1997, respectively,
     1,451,908 and 1,429,735 shares outstanding
     at June 30, 1998 and December 31, 1997, respectively                  73,324          71,487
  Additional paid-in capital                                            8,995,348       9,023,669
  Accumulated other comprehensive income                                    --          1,889,990
  Retained earnings (accumulated deficit)                                  64,811      (2,119,455)
  Treasury stock, 14,570 common shares, at cost                           (37,599)           --
                                                                     ------------    ------------
             Total stockholders' equity                                 9,176,841       8,949,068
                                                                     ------------    ------------

Commitments and contingencies
                                                                     $ 14,368,810      15,160,457
                                                                     ============    ============


See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                    Three Months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                       1998             1997
                                                       ----             ----

Sales                                              $ 7,063,558        6,215,298
Cost of sales                                        5,336,968        4,707,390
                                                   -----------      -----------

     Gross profit                                    1,726,590        1,507,908
                                                   -----------      -----------

Selling, general and
  administrative expenses, net                       1,442,515        1,393,167
                                                   -----------      -----------

     Operating income                                  284,075          114,741

Gain on sale of Monroc, Inc. stock                   2,101,853          238,033
Interest income                                         34,137           11,023
Other income                                             9,226            1,472
Interest expense                                       (61,471)         (81,729)
                                                   -----------      -----------

     Income before income taxes                      2,367,820          283,540

Income taxes                                           136,000           40,000
                                                   -----------      -----------

     Net income                                    $ 2,231,820          243,540
                                                   ===========      ===========

Net earnings per common share:
  Basic                                            $   1.55              .17
                                                   -----------      -----------
  Diluted                                          $    .71              .08
                                                   -----------      -----------

Weighted average shares outstanding:
  Basic                                              1,436,963        1,409,907
  Diluted                                            3,154,514        3,171,243






See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                     Six Months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                     1998              1997
                                                     ----              ----

Sales                                            $ 12,146,210        12,016,960
Cost of sales                                       8,984,229         9,106,225
                                                 ------------      ------------

     Gross profit                                   3,161,981         2,910,735
                                                 ------------      ------------

Selling, general and
  administrative expenses, net                      2,857,494         2,787,908
                                                 ------------      ------------

     Operating income                                 304,487           122,827

Gain on sale of Monroc, Inc. stock                  2,101,853           238,033
Interest income                                        58,793            24,200
Other income                                           13,548             2,745
Interest expense                                     (119,415)         (152,561)
                                                 ------------      ------------

     Income before income taxes                     2,359,266           235,244

Income taxes                                          175,000            60,000
                                                 ------------      ------------

     Net income                                  $  2,184,266           175,244
                                                 ============      ============

Net earnings per common share:
  Basic                                          $    1.52               .13
                                                 ------------      ------------
  Diluted                                        $     .69               .06
                                                 ------------      ------------

Weighted average shares outstanding:
  Basic                                             1,434,052         1,399,983
  Diluted                                           3,150,682         3,169,353


                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                     Six Months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                          1998           1997
                                                          ----           ----
Reconciliation of net income to net cash
  used in operating activities:
   Net income                                         $ 2,184,266        175,244
   Adjustments to reconcile net income to cash
    used in operating activities:
      Provision for allowance for doubtful accounts       140,000        135,000
      Depreciation                                         48,693         34,183
      Amortization of excess of acquired net assets
       over cost                                          (56,466)       (56,466)
      Deferred tax provision                               72,000           --
      Gain on sale of Monroc, Inc. stock               (2,101,853)      (238,033)
      Changes in assets and liabilities:
       Accounts receivable                                 98,814       (169,707)
       Inventory                                         (171,306)       603,560
       Prepaid expenses and other assets                   16,836       (198,127)
       Accounts payable                                  (412,261)    (1,272,445)
       Accrued liabilities                                (30,776)       (52,379)
       Income taxes payable                                25,175            856
                                                      -----------    -----------
          Net cash used in operating activities          (186,878)      (698,900)
                                                      -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of Monroc, Inc. stock              3,533,653        456,233
  Payments received on notes receivable                   124,017         45,000
  Additions to property and equipment                    (101,798)       (36,184)
                                                      -----------    -----------
          Net cash provided by investing activities     3,555,872        465,049
                                                      -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                              (447,363)      (469,082)
  Net borrowings (repayments) under line of credit        (97,729)       236,000
  Payments for purchase of treasury stock                 (66,503)          --
                                                      -----------    -----------
          Net cash used in financing activities          (611,595)      (233,082)
                                                      -----------    -----------

Increase (decrease) in cash                             2,757,399       (466,933)

Cash - beginning of period                              1,240,986      1,322,533
                                                      -----------    -----------

Cash - end of period                                  $ 3,998,385        855,600
                                                      ===========    ===========




See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       June 30, 1998 and December 31, 1997

                                   (Unaudited)

(1) Basis of Presentation
    ---------------------

    The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(2) Supplemental Cash Flow Information
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:

                                                  Six Months Ended
                                             June 30, 1998   June 30, 1997
                                             -------------   -------------
    Cash paid during the period for:

         Interest                            $   122,890       $ 149,058
         Income taxes                        $    94,208       $ 143,622

    Non-Cash Transactions:

    During the six month period of 1998, the Company retired 48,405 shares of convertible preferred stock, 11,662 shares it acquired during the six month period and 36,743 shares which were converted to a similar number of common shares. During the six month period of 1997, 453 shares of convertible preferred stock, which were exchanged for a similar number of common shares, were retired.

(3) Investment in Monroc, Inc.
    --------------------------

    At December 31, 1997, the Company owned 328,071 shares of Monroc common stock, which was classified as an available-for-sale security. The fair value of the investment security was $3,321,790, which was comprised of a cost basis of $1,431,800 and a gross unrealized holding gain of $1,889,990 at December 31, 1997, which was recorded as a separate component of stockholders' equity.

    In June 1998, the Company sold all of its shares of Monroc common stock for proceeds of $3,533,653 and realized a gain of $2,101,853. In connection with the sale of shares, the Company recognized deferred tax expense of approximately $72,000. The deferred tax expense represents a reversal of a previously recorded deferred tax asset, which was recorded in 1997 for the anticipated use of the Company's net operating loss carryforward.

(4) Comprehensive Income
    --------------------

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's only item of other comprehensive income is the net change in unrealized gain on available-for-sale securities. The accumulated other comprehensive income of $1,889,990 at December 31, 1997 on the accompanying consolidated balance sheets is the unrealized gain on the Company's investment security. Annual financial statements for prior periods will be reclassified, as required.

    The Company's total comprehensive income was as follows:


                               Six Months Ended June 30,     Three Months Ended June 30,
                                  1998            1997          1998            1997
                                  ----            ----          ----            ----

Net income                    $ 2,184,266        175,244      2,231,820        243,540
Other comprehensive income:
  Unrealized holding gains
   arising during period          211,863      1,039,678        109,248      1,134,196
  Less: reclassification
   adjustment for gains
   realized in net income      (2,101,853)      (238,033)    (2,101,853)      (238,033)
                              -----------    -----------    -----------    -----------

Total comprehensive income    $   294,276        976,889        239,215      1,139,703
                              ===========    ===========    ===========    ===========


(5) Net Earnings Per Common Share
    -----------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share, with basic and diluted earnings per share. Prior periods have been restated to conform to the Statement 128 requirements. A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:



                               Six Months Ended June 30, Three Months Ended June 30,
                                   1998           1997       1998           1997
                                   ----           ----       ----           ----

Net income (numerator)           $2,184,266      175,244    2,231,820      243,540
                                 ==========   ==========   ==========   ==========

Weighted average common shares
 (denominator for basic
 earnings per share)              1,434,052    1,399,983    1,436,963    1,409,907
Effect of dilutive securities:
 Convertible preferred stock      1,656,725    1,698,693    1,647,315    1,687,370
 Employee stock options              59,905       70,677       70,236       73,966
                                 ----------   ----------   ----------   ----------

Weighted average common and
 potential common shares
 outstanding (denominator for
 diluted earnings per share)      3,150,682    3,169,353    3,154,514    3,171,243
                                 ==========   ==========   ==========   ==========

Basic earnings per share           $1.52          .13         1.55         .17
                                    ====          ===         ====         ===

Diluted earnings per share         $ .69          .06          .71         .08
                                     ===          ===          ===         ===




Item 2.  Management's Discussion and Analysis of
------------------------------------------------
           Financial Condition and Results
           -------------------------------

Results of Operations - Three Months Ended
  June 30, 1998 and 1997

     Registrant reported net income of $2,231,820 for the second quarter of 1998, which includes $434,946 of net income from Atlantic Hardware and Supply Corporation ("Atlantic") and a $2,101,853 gain on the sale of Monroc, Inc. ("Monroc") common stock, as compared to net income of $243,540 for the second quarter of l997, which included $222,959 of net income from Atlantic and a $238,033 gain on the sale of Monroc, Inc. common stock.

     Sales increased $848,260(14%) to $7,063,558 in the 1998 period due to the timing of delivery on contracts. Selling, general and administrative expenses net, increased $49,348. Interest expense decreased $20,258. The Registrant has provided for current state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of the common stock of Monroc.

Results of Operations - Six Months Ended
  June 30, 1998 and 1996

     Registrant reported net income of $2,184,266 for the first half of 1998, which principally reflects $592,743 of net income from Atlantic Hardware and Supply Corporation ("Atlantic") and a $2,101,853 gain on the sale of Monroc, Inc. common stock, as compared to net income of $175,244 for the second half of 1997, which included $340,046 of net income from Atlantic.

     Sales increased $129,250(1%) to $12,146,210 in the 1998 period compared to sales of $12,016,960 in the 1997 period. Atlantic's sales backlog has increased $1,766,000 to $10,637,000 since December 31, 1997. The June 30, 1998 backlog has increased $81,000 from June 30, 1997.

     Gross margins improved primarily as a result of changes in product mix. Selling, general and administrative expense increased $69,586. Interest expense decreased $33,146 principally due to lower borrowings on Atlantic's revolving line of credit. The Registrant has provided for current state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of the common stock of Monroc.

     The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, the timing of additional land sales and the operating results of Atlantic.

Liquidity and Capital Resources

     As of June 30, l998, the Registrant had $3,998,385 in cash compared to $1,240,986 at December 31, 1997. Such improvement in cash position is principally attributed to the proceeds from the sale of Monroc common stock.

     Cash flows used in operations during the six months 1998 improved in comparison to the six months 1997 principally due to increased operating income, a smaller reduction in accounts payable and increased collections of accounts receivable, which were partially offset by an increase in inventory.

     Cash flows used in financing activities during the six months of 1998 of $611,595 were due to payments made on notes of $447,363, repayments on the line of credit of $97,729 and payments of $66,503 to acquire treasury stock.

     The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash, investment in Atlantic, notes receivable and land held for sale. The Company believes the carrying value of its land held for sale is less than its market value.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) Annual Meeting of Shareholders on June 10, 1998.

     (c) On June 10, 1998, the Preferred stockholders elected William Koon, Donald K. MacNeill, Ronald Miller and Jack Rose as Preferred Stock Directors of the Company, and the Common stockholders elected Gerald S. Deutsch, Bernard Korn, James W. Stewart, Paul Selden and Carl L. Sussman as Common Stock Directors. The Common and Preferred shareholders voted in favor of a resolution appointing KPMG Peat Marwick as the independent public accountants for the Company for the fiscal year ending December 31, 1998.

         PROPOSAL                           FOR          AGAINST     ABSTAINED
         --------                           ---          -------     ---------
For the Preferred Shareholders to
elect William Koon, Ronald Miller,
Jack Rose and Donald K. MacNeill as
Preferred Stock directors:
   William Koon                           902,950          -          14,990
   Ronald Miller                          912,577          -           5,364
   Jack Rose                              912,357          -           5,583
   Donald K. MacNeill                     912,599          -           5,342

For the Common Shareholders to
elect Gerald S. Deutsch, Bernard
Korn, Paul Selden, James W. Stewart
and Carl L. Sussman as Common Stock
directors:
   Gerald S. Deutsch                      983,181          -          16,280
   Bernard Korn                           983,847          -          15,614
   Paul Selden                            983,907          -          15,554
   James W. Stewart                       983,847          -          15,614
   Carl L. Sussman                        983,767          -          15,694

To ratify the selection of KPMG
Peat Marwick LLP as independent
public accountants of the Company
for the fiscal year ending
December 31, 1998.                      1,880,011        13,078       24,433



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a) Exhibits - Exhibit 27. Financial Data Schedule June 30,1998

                   Exhibit 27.397 Restated Financial Data Schedule June 30, 1997

    (b) Reports on Form 8-K - During the three months ended June 30,l998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated:     August 6, 1998        COLONIAL COMMERCIAL CORP.

                                 /s/ Bernard Korn
                                 ----------------
                                 Bernard Korn, Chairman
                                 of the Board and President

                                 /s/ James W. Stewart
                                 --------------------
                                 James W. Stewart
                                 Executive Vice President
                                 and Treasurer