Form 10QSB
period 1998-09-30
COLONIAL COMMERCIAL CORP
filed 1998-11-12
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED SEPTEMBER 30, 1998              COMMISSION FILE NO. 1-6663

                            COLONIAL COMMERCIAL CORP.
                            -------------------------
               (Exact Name of Company as Specified in its Charter)

              NEW YORK                                  11-2037182
              --------                                  ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

      3601 HEMPSTEAD TURNPIKE, LEVITTOWN NEW YORK         11756-1315
      -------------------------------------------         ----------
       (Address of Principal Executive Offices)           (Zip Code)

      Company's Telephone Number, Including Area Code:  516-796-8400
                                                        ------------


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X             No
                            ---              ---

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of September 30, 1998.

      Common Stock, par value $.01 per share                - 1,460,417 shares
      Convertible Preferred Stock, par value $.01 per share - 1,602,462 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           September 30,1998 (unaudited) and
           December 31, 1997                                                 1

          Consolidated Statements of Operations
           Three Months ended September 30, 1998 and
           1997 (unaudited)                                                  2

          Consolidated Statements of Operations
           Nine Months ended September 30, 1998 and
           1997 (unaudited)                                                  3

          Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 1998 and
           1997 (unaudited)                                                  4

          Notes to Consolidated Financial Statements
           (unaudited)                                                       5

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                                  10

 Item 6 - Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                   11

                                     PART 1.
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997


       ASSETS                                                1998               1997
       ------                                                ----               ----
                                                           (Unaudited)
Current assets:
  Cash and cash equivalent                                  $  3,565,967      1,240,986
  Accounts receivable, net of allowance for doubtful
    accounts of $406,979 in 1998 and $416,688 in 1997          7,378,931      7,904,353
  Inventory                                                      760,352        823,267
  Notes receivable - current portion                             158,035        278,035
  Prepaid expenses and other assets                              116,439        114,245
  Investment in Monroc, Inc.                                        --        3,321,790
  Land held for sale                                             174,226        174,226
  Deferred taxes                                                 234,000        306,000
                                                             -----------    -----------
             Total current assets                             12,387,950     14,162,902

Notes receivable, excluding current portion                      395,087        652,854
Property and equipment, net                                      418,029        344,701
                                                             -----------    -----------
                                                             $13,201,066     15,160,457
                                                             ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable                                             1,122,633      1,748,551
  Accrued liabilities                                          1,088,091      1,075,218
  Income taxes payable                                           121,413        112,606
  Borrowings under line of credit                                614,751      1,990,108
  Notes payable - current portion                                   --          447,363
                                                             -----------    -----------
             Total current liabilities                         2,946,888      5,373,846

Excess of acquired net assets over cost                          752,844        837,543
                                                             -----------    -----------
             Total liabilities                                 3,699,732      6,211,389
                                                             -----------    -----------

Stockholders' equity:
  Convertible preferred stock, $.05 par value,
    liquidation preference of $8,012,310 and $8,337,710
    at September 30,1998 and December 31,1997,
    respectively 2,468,860 shares authorized, 1,602,462
    and 1,667,542 shares issued and outstanding, at
    September 30, 1998 and December 31, 1997, respectively,       80,123         83,377
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,479,154 and 1,429,735 shares issued at
    September 30, 1998 and December 31, 1997,
    respectively, 1,460,584 and 1,429,735 shares
    outstanding at September  30, 1998 and
    December 31, 1997, respectively                               73,958         71,487
  Additional paid-in capital                                   8,986,048      9,023,669
  Accumulated other comprehensive income                           --         1,889,990
                                                                                                                  1,889,990
  Retained earnings (accumulated deficit)                        408,804     (2,119,455)
  Treasury stock, 18,570 common shares, at cost                  (47,599)          --
                                                             -----------    -----------
             Total stockholders' equity                        9,501,334      8,949,068
                                                             -----------    -----------

Commitments and contingencies
                                                             $13,201,066     15,160,457
                                                             ===========    ===========


See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                 Three Months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                      1998             1997
                                                   -----------      -----------

Sales                                              $ 6,467,564        4,681,882
Cost of sales                                        4,747,628        3,501,895
                                                   -----------      -----------

     Gross profit                                    1,719,936        1,179,987
                                                   -----------      -----------

Selling, general and
  administrative expenses, net                       1,434,423        1,308,264
Write-off of deferred expenses for
  abandoned acquisition                                   --            385,705
                                                   -----------      -----------

     Operating income (loss)                           285,513         (513,982)

Gain on sale of Monroc, Inc. stock                        --
Interest income                                         59,884           11,293
Other income                                            99,832          168,411
Interest expense                                       (44,236)         (74,857)
                                                   -----------      -----------

     Income (loss) before income                       400,993         (409,135)
       taxes

Income taxes                                            57,000           10,000
                                                   -----------      -----------

     Net income (loss)                             $   343,993         (419,135)
                                                   ===========      ===========

Net earnings (loss) per common share:

  Basic                                            $       .24             (.29)
                                                   -----------      -----------
  Diluted                                          $       .11             (.29)
                                                   -----------      -----------

Weighted average shares outstanding:
  Basic                                              1,456,544        1,423,976
  Diluted                                            3,120,768        1,423,976







See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                  Nine Months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                     1998              1997
                                                 ------------      ------------

Sales                                            $ 18,613,774        16,698,842
Cost of sales                                      13,731,857        12,608,120
                                                 ------------      ------------

     Gross profit                                   4,881,917         4,090,722
                                                 ------------      ------------

Selling, general and
  administrative expenses, net                      4,291,917         4,096,172
Write-off of deferred expenses for
  abandoned acquisition                                  --             385,705
                                                 ------------      ------------

     Operating (loss) income                          590,000          (391,155)
                                                 ------------      ------------

Gain on sale of Monroc, Inc. stock                  2,101,853           238,033
Interest income                                       118,677            35,493
Other income                                          113,380           171,156
Interest expense                                     (163,651)         (227,418)
                                                 ------------      ------------

     Income (loss) before income                    2,760,259          (173,891)
       taxes

Income taxes                                          232,000            70,000
                                                 ------------      ------------

     Net income (loss)                           $  2,528,259          (243,891)
                                                 ============      ============

Net earnings (loss) per common share:

  Basic                                          $       1.75              (.17)
                                                 ------------      ------------
  Diluted                                        $        .80              (.17)
                                                 ------------      ------------

Weighted average shares outstanding:
  Basic                                             1,441,550         1,401,331
  Diluted                                           3,140,712         1,401,331





See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                  Nine Months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                          1998             1997
                                                          ----             ----
Reconciliation of net income to net cash
   used in operating activities:
   Net income                                         $ 2,528,259       (243,891)
   Adjustments to reconcile net income to cash
    used in operating activities:
      Provision for allowance for doubtful accounts       190,249        202,500
      Depreciation                                         73,119         51,274
      Amortization of excess of acquired net assets
       over cost                                          (84,699)       (84,699)
      Deferred tax provision                               72,000           --
      Gain on sale of Monroc, Inc. stock               (2,101,853)      (238,033)
      Gain on disposal of fixed assets                       --           (6,988)
      Changes in assets and liabilities:
       Accounts receivable                                335,173      1,410,678
       Inventory                                           62,915        620,220
       Prepaid expenses and other assets                   (2,194)        (3,828)
       Accounts payable                                  (625,918)    (1,737,637)
       Accrued liabilities                                 12,873       (123,119)
       Income taxes payable                                 8,807        (13,381)
                                                      -----------    -----------
          Net cash provided by (used in)
            operating activities                          468,731       (166,904)
                                                      -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of Monroc, Inc. stock              3,533,653        456,233
  Payments received on notes receivable                   377,767         90,000
  Proceeds from disposal of fixed assets                     --           19,457
  Additions to property and equipment                    (146,447)      (146,390)
                                                      -----------    -----------
          Net cash provided by investing activities     3,764,973        419,300
                                                      -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                              (447,363)      (469,082)
  Net repayments under line of credit                  (1,375,357)      (582,906)
  Payments for purchase of treasury stock                 (86,003)          --
                                                      -----------    -----------
          Net cash used in financing activities        (1,908,723)    (1,051,988)
                                                      -----------    -----------

Increase (decrease) in cash and cash equivalents        2,324,981       (799,592)

Cash and cash equivalents - beginning of period         1,240,986      1,322,533
                                                      -----------    -----------

Cash and cash equivalents - end of period             $ 3,565,967        522,941
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 30, 1998 and December 31, 1997

                                   (Unaudited)

(1) BASIS OF PRESENTATION
    ---------------------

    The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(2) CASH EQUIVALENT
    ---------------

    Cash equivalent of $2,700,000 at September 30, 1998 consists of a certificate of deposit with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1997.

(3) SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:
                                              NINE MONTHS ENDED
                                      SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                      ------------------     ------------------
    Cash paid during the period for:

         Interest                          $ 174,628              $ 230,760
         Income taxes                      $ 154,386              $ 154,417

    Non-Cash Transactions:

    During the nine month period of 1998, the Company retired 65,080 shares of convertible preferred stock, 15,662 shares it acquired during the nine month period and 49,418 shares which were converted to a similar number of common shares. During the nine month period of 1997, 47,987 shares of convertible preferred stock, which were exchanged for a similar number of common shares, were retired.
                                       -5-

(4)  INVESTMENT IN MONROC, INC.
     --------------------------

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

(5)  COMPREHENSIVE INCOME
     --------------------

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

         The Company's total comprehensive income was as follows:


                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER  30,
                                  1998            1997            1998          1997
                                  ----            ----            ----          ----
Net income (loss)             $ 2,528,259       (243,891)       343,993      (419,135)
Other comprehensive income:
  Unrealized holding gains
   arising during period          211,863      1,695,837           --         656,220
  Less: reclassification
   adjustment for gains
   realized in net income      (2,101,853)      (238,038)          --            --
                              -----------    -----------    -----------   -----------
Total comprehensive income    $   638,269      1,213,908        343,993       237,085
                              ===========    ===========    ===========   ===========

 (6) NET EARNINGS PER COMMON SHARE
     -----------------------------

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



                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                     1998          1997          1998          1997
                                     ----          ----          ----          ----

Net income (loss) (numerator)    $2,528,259     (243,891)      343,993     (419,135)

Weighted average common shares
 (denominator for basic
 earnings per share)              1,441,550    1,401,331     1,456,544    1,423,976
Effect of dilutive securities:
 Convertible preferred stock      1,641,762         --       1,611,834         --
 Employee stock options              57,400         --          52,390         --
                                 ----------   ----------    ----------   ----------

Weighted average common and
 potential common shares
 outstanding (denominator for
 diluted earnings per share)      3,140,712    1,401,331     3,120,768    1,423,976
                                 ==========   ==========    ==========   ==========

Basic earnings (loss) per
 share                           $     1.75         (.17)          .24         (.29)
                                 ==========   ==========    ==========   ==========

Diluted earnings (loss) per
 share                           $      .80         (.17)          .11         (.29)
                                 ==========   ==========    ==========   ==========


(7)        SUBSEQUENT EVENT
           ----------------

           On October 31, 1998, the Company completed the sale of a real estate parcel in Salt Lake County, Utah for $1.1 million in cash, net of its 50 percent partner's ownership interest, resulting in $1.0 million of net cash proceeds. The sale will result in a pre-tax gain of approximately $830,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
           FINANCIAL CONDITION AND RESULTS
           -------------------------------

Results of Operations - Three Months Ended
  September 30, 1998 and 1997

           The Company reported net income of $343,993 for the third quarter of 1998, which includes $417,517 of net income from Atlantic Hardware and Supply Corporation ("Atlantic") as compared to a net loss of $419,135 for the third quarter of l997, which included $12,454 of net income from Atlantic.

           Sales increased $1,785,682 (38%) to $6,467,564 in the 1998 period due to the timing of delivery on contracts and continued strong construction activity in the Company's market area. Selling, general and administrative expenses net, increased $126,159 principally due to variable costs which increased with sales; however, as a percentage of sales decreased approximately
5.7 percentage points. The Company had no write-off of deferred acquisition expenses during the third quarter of 1998, whereas $385,705 was written off during the third quarter of the 1997 period. Interest expense decreased $30,621 principally due to lower borrowings resulting from the Company's improved accounts receivable collections and utilization of internal cash. Other income includes approximately $98,000 of unclaimed payments made on the Company's 6% notes in the third quarter of 1998 as compared to approximately $150,000 in the third quarter of 1997. The Company has provided for current state income taxes associated with the income from Atlantic.

Results of Operations - Nine Months Ended
  September 30, 1998 and 1997

      The Company reported net income of $2,528,259 for the nine months of 1998, which principally includes $1,010,260 of net income from Atlantic Hardware and Supply Corporation ("Atlantic") and a $2,101,853 gain on the sale of Monroc, Inc. common stock, as compared to a net loss of $243,891 for the nine months of 1997, which included $352,500 of net income from Atlantic and a $238,033 gain on the sale of Monroc, Inc. common stock.

           Sales increased $1,914,932 (11%) to $18,613,774 in the 1998 period compared to sales of $16,698,842 in the 1997 period. Atlantic's sales backlog has increased $1,553,000 to $10,424,000 since December 31, 1997. The September 30, 1998 backlog has increased $919,000 from September 30, 1997. These increases are partially attributable to the continued strong construction activity in the Company's market areas.

           Gross margins improved primarily as a result of changes in product mix and a decrease in reserve requirements in comparison to the 1997 period. Selling, general and administrative expense increased $194,745, however, as a percentage of sales decreased 1.4 percentage points. The Company had no write-off of deferred acquisition expenses during the 1998 period, whereas $385,705 was written off during the 1997 period. Interest expense decreased $63,767 principally due to lower borrowings on Atlantic's revolving line of credit resulting from improved accounts receivable collections and utilization of internal cash. Interest income increased principally as a result of short-term investment of $2.7 million of proceeds from the sale of Monroc, Inc. stock. Other income includes approximately $98,000 of unclaimed payments made on the Company's 6% notes in the third quarter 1998 as compared to approximately $150,000 in the third quarter of 1997. The Company has provided for current state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of the common stock of Monroc.

           The Company continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions and the operating results of Atlantic.

Liquidity and Capital Resources

           As of September 30, l998, the Company had $3,565,967 in cash and cash equivalent compared to $1,240,986 at December 31, 1997. Such improvement in cash position is principally attributed to the proceeds from the sale of Monroc common stock.

           Cash flows provided by operations were $468,731 during the nine months 1998 as compared to $166,904 used in operations during the nine months 1997 principally due to increased operating income and a smaller reduction in accounts payable.

           Cash flows provided by investing activities increased $3,345,673 to $3,764,973 in the 1998 period as compared to $419,300 in the 1997 period principally due to the Company's sale of its remaining shares in Monroc, Inc. common stock (328,071 shares) as compared to the sale of 50,000 shares in the 1997 period and the payment in full of a $298,750 note receivable from Monroc, Inc.

           Cash flows used in financing activities during the nine months of 1998 of $1,908,723 were due to payments made on notes of $447,363, repayments on the line of credit of $1,375,357 and payments of $86,003 to acquire treasury stock.

           On October 31, 1998, the Company received $1.0 million of net cash proceeds from the sale of a real estate parcel in Salt Lake County, Utah.

           The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash, investment in Atlantic and a note receivable.

Year 2000 Date Conversion

           The year 2000 issue affects computer systems, equipment and other systems that have time sensitive programs that may not properly recognize the year 2000.

           The Company's computer systems are currently being upgraded and, upon completion in mid 1999, they will be year 2000 compliant. At this time, management believes that the Company does not have any internal critical year 2000 issues that it cannot remedy.

           Management is in the process of surveying third parties with whom it has a material relationship primarily through written correspondence. Management is relying upon the response of these third parties in its assessment of Year 2000 readiness. Although the Company does not have significant data communications with its customers, suppliers, financial institutions and others, management cannot be certain as to the Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

           The Company expects to incur internal staff cost, as well as consulting and other expenses, in preparing for the Year 2000. Because the Company has replaced a significant portion of its computer hardware in recent years and is currently updating its software, the costs to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity.

           The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources that should be read in conjunction with the following disclosure on forward-looking statements.

Forward-Looking Statements

           Management's discussion and analysis of the results of operations and financial condition, and other sections of this 10-QSB, include "forward-looking statements". Within the meaning of Section 27(A) of the Securities and Exchange Act of 1933 and Section 21(E) of the Securities and Exchange Act of 1934 (the "Exchange Act"), all statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic condition, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

           Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the company files, or has filed from time to time with the Securities and Exchange Commission, pursuant to the Exchange Act.

Recent Accounting Pronouncements

           The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - Exhibit 27. Financial Data Schedule September 30,1998

                         Exhibit 27.397 Restated Financial Data Schedule September 30, 1997

          (b) Reports on Form 8-K - During the three months ended September 30,l998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:      November 12, 1998              COLONIAL COMMERCIAL CORP.

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