Form 10KSB
period 1998-12-31
COLONIAL COMMERCIAL CORP
filed 1999-03-30
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NO. 1-6663
-------------------------------------------           --------------------------

                            COLONIAL COMMERCIAL CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW YORK                                          11-2037182
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

3601 HEMPSTEAD TURNPIKE, LEVITTOWN, NEW YORK           11756-1315
--------------------------------------------           ----------
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:    516-796-8400
                                                       ------------
Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
--------------                     ------------------------------------
    None                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
              CONVERTIBLE PREFERRED STOCK, PAR VALUE $.05 PER SHARE
           --------------------------------------------------------
                                (Title of Class)

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

                      Yes  X          No
                          ---

Revenues for the fiscal year ended December 31, 1998 were $25,233,909.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,492,000 as of March 19, 1999.

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 19, 1999

Common Stock, par value $.05 per share - 1,485,015 shares. Convertible Preferred Stock par value $.05 per share - 1,571,031 shares.

                       Documents Incorporated by Reference

Document                                               Part
Registrant's 1999 Proxy Statement for Annual Meeting
  of Shareholders on June 9, 1999                       III
Registrant's 1999 Annual Report to Shareholders         I, II

PART I.

Item 1(A)  Business Developments

      Colonial Commercial Corp. (the "Company" or "Registrant") is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant" or "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

      On January 13, 1998, shareholders approved a five-to-one reverse split, which the Registrant made effective January 30, 1998. The reverse split had the effect of reducing the number of authorized shares of common stock, par value $.01, from 40,000,000 shares to 8,000,000 shares, par value $.05 and the number of authorized shares of convertible preferred stock, par value $.01, from 12,344,300 shares to 2,468,860 shares, par value $.05 and reducing the common shares outstanding from 7,159,228 to 1,431,776 and reducing the convertible preferred shares from 8,326,957 to 1,662,271. In addition, shareholders also approved a proposal to amend the Registrant's Certificate of Incorporation immediately following the amendment effecting the reverse split to increase the amount of authorized common stock to 20,000,000 with a par value of $.05 per share.

      In June 1998, the Company sold all of its shares of Monroc, Inc. ("Monroc") common stock for proceeds of $3,533,653 and realized a gain of $2,101,853. In October 1998, the Company sold its last parcel of Utah real estate for net proceeds of $1,001,023 and realized a gain of $826,797.

Item 1(B)  Business Description
---------  --------------------

      Since the May 19, 1995 acquisition of Atlantic Hardware and Supply Corporation ("Atlantic"), the Registrant's principal business activity is the distribution of builders' hardware, which is described in more detail below. The Registrant continues to seek acquisitions of going concerns.

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

     Atlantic had approximately 400 customers in 1998. No customer accounted for more than 10% of sales in 1998. Atlantic believes that the loss of any one customer would not have a material adverse effect on its business.

     As of December 31, 1998, Atlantic had $ 11,865,000 in firm backlog of orders. Atlantic expects that approximately 95% of the backlog of orders as of December 31, 1998 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations.

     Atlantic purchases products from approximately 400 suppliers. In 1998, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect upon its business.

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

Management And Employees
------------------------

     As of December 31, 1998, the Registrant had 64 employees, of whom 2 were executive officers at its corporate offices in Levittown, New York. Sixty (60) of the employees are employed by Atlantic. The Company believes its employee relations are satisfactory.

Item 2.  Properties
-------  ----------

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

     The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance.

Item 3.  Legal Proceedings
-------  -----------------

                                         None.

Item 4.  Submission Of Matters To A Vote Of Security Holders
-------  ---------------------------------------------------

                            Not Applicable


Item 5. Market For The Registrant's Common Stock, Convertible Preferred Stock And Related Stockholder Matters
-------------------------------------------------------------------------

      The information required to be provided is incorporated by reference from page 3 of the Registrant's 1998 Annual Report to Stockholders.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
--------------------------------------------------------------------------------

     The information required to be provided is incorporated by reference from pages 4 and 5 of the Registrant's 1998 Annual Report to Stockholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.  Financial Statements And Supplementary Data
-------  -------------------------------------------

     The consolidated financial statements of the Registrant and the independent auditors' report thereon of KPMG LLP, independent certified public accountants, as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998, are incorporated herein by reference from pages 6 through 20 of the Registrant's 1998 Annual Report to Stockholders.

Item 8.  Disagreements On Accounting And Financial Disclosures
-------  -----------------------------------------------------

                            None

PART III

Item 9.  Directors And Executive Officers Of The Registrant
-------  --------------------------------------------------

     The information required to be provided is incorporated by reference to Registrant's 1999 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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

Name, Age                               Business Experience
And Position                            During Past Five Years
------------                            ----------------------

Bernard Korn,  73                   From prior to January 1993 to present,
  Chairman of the Board,                Chairman of the Board and President,
  President, Chief Executive            Chief Executive Officer of the Company
  Officer

James W. Stewart, 52                From prior to January 1993, Executive
  Executive Vice President,             Vice President, Treasurer and
  Secretary, Treasurer                  Secretary of the Company.

     The information required to be provided is incorporated by reference to Registrant's 1999 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 10.  Executive Compensation.
--------  -----------------------

Item 11.  Security Ownership Of Certain Beneficial Owners And
Management.
-------------------------------------------------------------

Item 12.  Certain Relationships And Related Transactions
--------  ----------------------------------------------

     The information required to be provided under Part III, Items 10, 11 and 12 is incorporated by reference to the Registrant's 1999 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Exhibits And Report On Form 8-K
--------  -------------------------------

Exhibits
--------

        The exhibits listed on the Index to Exhibits following the signature page herein are filed as part of this Form 10-KSB.

Reports On Form 8-K
-------------------

        Registrant filed no reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLONIAL COMMERCIAL CORP.
                                            (Registrant)

                                            By:/S/ BERNARD KORN
                                               -------------------
                                               Bernard Korn, Pres.

                                            By:/S/ JAMES W. STEWART
                                               --------------------
                                               James W. Stewart
                                               Treasurer, Chief Financial
                                               and Accounting Officer

Dated:  March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 19, 1999 by the following persons on behalf of the Registrant and in the capacities indicated:

                                By: /S/ BERNARD KORN
                                    ----------------------------------
                                    Bernard Korn, President & Director

                                By: /S/ JAMES W. STEWART
                                    --------------------------------
                                    James W. Stewart, Executive Vice
                                    President, Treasurer and
                                    Secretary/Director

                                By: /S/ GERALD S. DEUTSCH
                                    ---------------------------
                                    Gerald S. Deutsch, Director

                                By: /S/ WILLIAM KOON
                                    ----------------------
                                    William Koon, Director

                                By: /S/ DONALD K. MACNEILL
                                    ----------------------------
                                    Donald K. MacNeill, Director

                                By: /S/ RONALD MILLER
                                    -----------------------
                                    Ronald Miller, Director

                                By: /S/ JACK ROSE
                                    -------------------
                                    Jack Rose, Director

                                By: /S/ PAUL SELDEN
                                    ---------------------
                                    Paul Selden, Director

                                By: /S/ CARL L. SUSSMAN
                                    -------------------------
                                    Carl L. Sussman, Director

                                INDEX TO EXHIBITS
                                     Item 1

                                                            Incorporated by
                                    Filed                   Reference From
Exhibits                          Herewith        Form     Date       Exhibit
--------                          --------        ----     ----       -------

3(a)  Certificate of Incor-
      poration of Registrant                      8-K     1/5/83      1

      (i) Certificates of Amend-
          ment of the Certificate
          of Incorporation Re:
          Authorized Common and
          Convertible Preferred
          Shares

  (b)  By-Laws of Registrant                      8-K     1/5/83      1

10 (a)Employment Agreement dated
      as of January 1, 1998 between
      Registrant and Bernard Korn                 10-KSB  3/31/98     10(a)

   (b)Employment Agreement dated
   as of January 1, 1998 between
   Registrant and James W. Stewart                10-KSB  3/31/98     10(b)

(c)1986 Stock Option Plan                         10-K    3/30/88     10(c)(ii)

(d)1996 Stock Option Plan                         S-8     10/2/97     28 B

(e)Promissory Note dated
     December 8, 1997 for
   $632,139.37 Wilbur F. Breslin
   to Registrant

(f) Certain documents relating to
      Atlantic Hardware and Supply
      Corporation

       (i)    Revolving Credit Agreement
                    between Atlantic Hardware
                    and Supply Corporation and
                    Sterling National Bank &
                    Trust Company of New York     8-K     6/5/95      10(g)(ii)

        (ii)  Guarantee of all liabilities and
                  security agreement of Atlantic
                  Hardware and Supply Corporation
                  by Colonial Commercial Corp. to
                  Sterling National Bank and Trust
                  of New York                     8-K     6/5/95      10(g)(iii)

         (i11) Employment Agreement dated
               January 1, 1998 between Atlantic
                   Hardware and Supply Corporation
                   and Paul Selden                10-KSB  3/31/98     10(g)(v)

    (g)Purchase agreement dated March 25, 1998
         for business and assets subject to
         certain liabilities of Universal Supply
         Group, Inc.                              Yes

    (h)Lease dated February 27,1992 by and
         between Registrant and 3601
            Turnpike Associates                   10-KSB  3/29/93     10(h)(iii)
            (i) Renewal letter dated May 6,1996   10-KSB  3/25/96     10(g)(i)

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

     13 Annual Report of the Registrant
        for the fiscal year ended
        December 31, 1998.  Such
           report except for those portions
        which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing. Financial statement schedules that are not applicable are omitted or included in the consolidated financial statement
        footnotes.                                Yes

     21 Subsidiaries of Registrant                Yes

     23 Consent of Independent Accountants        Yes

     27 Financial Data Schedule                   Yes