Form 10QSB
period 1999-03-31
COLONIAL COMMERCIAL CORP
filed 1999-05-13
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED MARCH 31, 1999                COMMISSION FILE NO. 1-6663
------------------------------------                --------------------------

                            COLONIAL COMMERCIAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                    11-2037182
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

3601 HEMPSTEAD TURNPIKE, LEVITTOWN NEW YORK                11756-1315
-------------------------------------------                ----------
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

                        Yes  X             No
                           ----              ----

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 31, 1999.

      Common Stock, par value $.05 per share    - 1,497,015 shares Convertible
      Preferred Stock, par value $.05 per share - 1,559,031 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           March 31,1999 (unaudited) and
           December 31, 1998                                                   1

          Consolidated Statements of Operations for the
           Three Months ended March 31, 1999 and
           1998 (unaudited)                                                    2

          Consolidated Statements of Cash Flows for
           the Three Months ended March 31, 1999 and
           1998 (unaudited)                                                    3

          Notes to Consolidated Financial Statements
           (unaudited)                                                         4

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       6

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                                    8

 Item 4 - Submission of Matters to a Vote of Security Holders                  8

 Item 6 - Exhibits and Reports on Form 8-K                                     8

SIGNATURES                                                                     9

                                     PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998



       ASSETS                                                       1999             1998
       ------                                                       ----             ----
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                       $   4,225,348    5,001,881
  Accounts receivable, net of allowance for doubtful
    accounts of $672,100 in 1998 and $667,500 in 1997                7,456,666    8,571,701
  Inventory                                                          1,078,183    1,177,907
  Notes receivable - current portion                                   158,035      158,035
  Prepaid expenses and other assets                                     92,446       97,408
  Deferred taxes                                                       165,000      165,000
                                                                  ------------   ----------
             Total current assets                                   13,175,678   15,171,932

Notes receivable, excluding current portion                            316,069      316,069
Deferred taxes                                                         278,000      335,000
Property and equipment, net                                            532,682      502,312
                                                                  ------------   ----------
                                                                  $ 14,302,429   16,325,313
                                                                  ============   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    831,606    1,090,135
  Accrued liabilities                                                1,023,839    1,392,034
  Income taxes payable                                                 217,309      203,640
  Borrowings under line of credit                                      521,049    2,049,268
  Notes payable - current portion                                       19,022       18,677
                                                                  ------------   ----------
             Total current liabilities                               2,612,825    4,753,754

Note payable, excluding current portion                                 34,971       39,858
Excess of acquired net assets over cost, net                           696,378      724,611
                                                                  ------------   ----------
             Total liabilities                                       3,344,174    5,518,223
                                                                  ------------   ----------

Stockholders' equity:
  Convertible preferred stock, $.05 par value,
     liquidation preference of $7,795,155 and
     $7,964,970 at March 31,1999 and December 31,1998,
     respectively 2,468,860 shares authorized,
     1,559,031 and 1,592,994 shares issued and
     outstanding at March 31, 1999 and
     December 31, 1998, respectively                                    77,952       79,650
  Common stock, $.05 par value, 20,000,000 shares
     authorized, 1,497,015 and 1,463,052 shares issued
     and outstanding at March 31, 1999 and
     December 31, 1998, respectively                                    74,851       73,153
  Additional paid-in capital                                         8,921,989    8,921,989
  Retained earnings                                                  1,883,463    1,732,298
                                                                  ------------   ----------

             Total stockholders' equity                             10,958,255   10,807,090
                                                                  ------------   ----------

Commitments
                                                                  $ 14,302,429   16,325,313
                                                                  ============   ==========



See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                   Three Months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                      1999               1998
                                                      ----               ----

Sales                                              $ 5,987,085        5,082,652
Cost of sales                                        4,268,971        3,647,261
                                                   -----------      -----------

     Gross profit                                    1,718,114        1,435,391
                                                   -----------      -----------

Selling, general and
  administrative expenses, net                       1,489,598        1,414,979
                                                   -----------      -----------

     Operating income                                  228,516           20,412

Interest income                                         66,994           24,656
Other income                                             2,465            4,322
Interest expense                                       (37,110)         (57,944)
                                                   -----------      -----------

     Income (loss) before income taxes                 260,865           (8,554)
Income taxes                                           109,700           39,000
                                                   -----------      -----------

     Net income (loss)                             $   151,165          (47,554)
                                                   ===========      ===========

Net income (loss) per common share:
  Basic                                            $       .10             (.03)
                                                   ===========      ===========
  Diluted                                          $       .05             (.03)
                                                   ===========      ===========

Weighted average shares outstanding:
  Basic                                              1,470,367        1,431,767
  Diluted                                            3,125,471        1,431,767












See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                   Three Months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                               1999             1998
                                                               ----             ----
Reconciliation of net income (loss) to net cash provided
  by (used in) operating activities:
   Net income (loss)                                       $   151,165        (47,554)
   Adjustments to reconcile net income (loss)to cash
    provided by (used in) operating activities:
      Deferred tax expense                                      57,000           --
      Provision for allowance for doubtful accounts             60,000         70,000
      Depreciation                                              30,167         24,591
      Amortization of excess of acquired net assets
       over cost                                               (28,233)       (28,233)
      Changes in assets and liabilities:
       Accounts receivable                                   1,055,035        821,744
       Inventory                                                99,724       (316,051)
       Prepaid expenses and other assets                         4,962         24,414
       Accounts payable                                       (258,529)      (547,852)
       Accrued liabilities                                    (368,195)      (151,605)
       Income taxes payable                                     13,669          5,866
                                                           -----------    -----------
          Net cash provided by (used in)operating
               activities                                      816,765       (144,680)
                                                           -----------    -----------

Cash flows from investing activities:
  Additions to property and equipment                          (60,537)       (31,927)
                                                           -----------    -----------
          Net cash used in investing activities                (60,537)       (31,927)
                                                           -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                                     (4,542)      (447,363)
  Net repayments under line of credit                       (1,528,219)       (48,774)
  Payments for purchase of treasury stock                         --          (38,603)
                                                           -----------    -----------
          Net cash used in financing activities             (1,532,761)      (534,740)
                                                           -----------    -----------

Decrease in cash and cash equivalents                         (776,533)      (711,347)

Cash and cash equivalents - beginning of period              5,001,881      1,240,986
                                                           -----------    -----------

Cash and cash equivalents - end of period                  $ 4,225,348        529,639
                                                           ===========    ===========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 1999 and December 31, 1998

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results which may be achieved for the full year.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l998 Annual Report filed on Form 10-KSB.

(2) Supplemental Cash Flow Information
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:
                                                 Three Months Ended
                                           March 31, 1999     March 31, 1998
                                           --------------     --------------
    Cash paid during the period for:

         Interest                            $   41,596        $   60,645
         Income taxes                        $  152,768        $   64,208

(3)  Comprehensive Income
     --------------------

         The Company's total comprehensive income was as follows:

                                                 Three Months Ended March 31
                                                   1999               1998
                                                   ----               ----

     Net income (loss)                         $   151,165          (47,554)
     Other comprehensive income                          -          102,615
                                                  --------          -------
       Total comprehensive income              $   151,165           55,061
                                                  ========          =======

     For the three months ended March 31, 1998, the Company's only item of other comprehensive income is the net change in unrealized gain on available for sale securities.

(4)  Reclassifications
     -----------------

     Certain reclassifications have been made to the 1998 financial data to conform to the 1999 presentation.

(5)  Net Income (loss) Per Common Share

     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                        Three Months Ended
                                                             March 30,
                                                         1999          1998
                                                         ----          ----
     Net income (loss) (numerator)                   $  151,165      (47,554)

     Weighted average common shares
       (denominator for basic income
       per share)                                     1,470,367    1,431,767
                                                     ----------   ----------
     Effect of dilutive securities:
       Convertible preferred stock                    1,585,679         --
       Employee stock options                            69,425         --
                                                     ----------   ----------

     Weighted average common and
       potential common shares
       outstanding (denominator for
       diluted income per share)                      3,125,471    1,431,767
                                                     ==========   ==========

     Basic income (loss) per share                   $      .10         (.03)
                                                            ---         -----

     Diluted income (loss) per share                 $      .05         (.03)
                                                            ===         =====



(6)  Industry Segments
     -----------------

     The Company has two reportable segments: (1) door hardware and doors and
     (2) investing activities. Summarized financial information for each of the Company's two business segments for the three months ended March 31, 1999 and 1998 follows. The financial data for the three months ended March 31, 1998 has been reclassified to reflect the quarterly allocations of management fees and interest expense.


THREE MONTHS ENDED
MARCH 31, 1999

                            Door                               Un-                            Consoli-
                           hardware        Investing        allocated                          dated
                           and doors       activities        amount        Eliminations        totals
                           ---------       ----------      ----------      ------------       -------,

     Revenues            $5,987,085            --             --               --            5,987,085
     Operating
      income (loss)         411,894(a)     (183,378)(a)       --               --              228,516
     Other income             2,081             384           --               --                2,465
     Interest
      income                   --           107,808           --            (40,814)(b)         66,994
     Interest
      expense                77,924            --             --            (40,814)(b)         37,110
     Income (loss)
      before income
      taxes                 336,051         (75,186)          --               --              260,865
     Net income
      (loss)                287,051         (75,186)       (60,700)(c)         --              151,165
     Total assets         9,222,327       8,481,826        443,000(d)    (3,844,724)(e)     14,302,429
                         ----------       ---------        -------       ----------         ----------







THREE MONTHS ENDED
MARCH 31, 1998

                              Door                             Un-                             Consoli-
                             hardware        Investing       allocated                           dated
                            and doors       activities        amount        Eliminations         totals
                            ---------       ----------      ----------      ------------       -------
     Revenues            $5,082,652             --             --               --           5,082,652
     Operating
      income (loss)         224,169(a)     (203,757)(a)        --               --              20,412
     Other income               572           3,750            --               --               4,322
     Interest
      income                     --          43,440            --           (18,784)(b)         24,656
     Interest
      expense                76,728              --            --           (18,784)(b)         57,944
     Income (loss)
      before
      income taxes          148,013        (156,567)           --               --              (8,554)
     Net income
      (loss)                109,013        (156,567)           --               --             (47,554)
     Total assets         8,652,240       7,637,652        306,000(D)    (2,636,938)(e)     13,958,954
                          ---------       ---------        -------       ----------         ----------




     (a) Includes an allocation from the investing segment to the door hardware and doors segment of $37,500 and $30,000 in 1999 and 1998, respectively based on management's estimate of costs incurred by the investing segment on behalf of the door hardware and doors segment.

     (b) Represents elimination of interest charged on intercompany borrowings.

     (c) Represents deferred tax expense and alternative minimum taxes that are not allocated to either segment.

     (d) Represents deferred tax assets that are not allocated to either segment.

     (e) Represents elimination of intercompany receivable and the investing activities' investment in the door hardware and doors segment.



Item 2.  Management's Discussion And Analysis Of Financial Condition And Results

Results of Operations - Three Months Ended March 31, 1999 and 1998

           Registrant reported net income of $151,165 for the first quarter of 1999, which includes $287,051 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to a net loss of $47,554 for the first quarter of l998, which included $109,013 of net income from Atlantic.

           Sales increased $904,433 (17.8%) to $5,987,085 in the 1999 period due to the timing of contracts resulting in increased sales in most of Atlantic's markets. Sales backlog has remained relatively consistent at $11,864,000 since December 31, 1998 as new bookings matched sales. Gross margins improved slightly (.5%) as a result of changes in product mix. Selling, general and administrative expenses, net increased $74,619, however, as a percentage of sales, such expenses decreased from 27.8% to 24.9% due to operating efficiencies. Interest expense decreased $20,834 due to lower borrowings at lower rates. Interest income increased $42,338 due to greater cash balances invested due to the 1998 sale of available-for-sale securities and land sale.

           In the first quarter of 1999, the Registrant provided for federal and state income taxes at an effective tax rate of 42%. During the first quarter of 1998, the Registrant provided only for state income taxes associated with the income from Atlantic, due to the use of a previously unrecognized federal net operating loss carryforward.

           The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions and the operating results of Atlantic.

Liquidity and Capital Resources

         As of March 31, l999, the Registrant had $4,225,348 in cash and cash equivalents, compared to $5,001,881 at December 31, 1998.

           Cash flows provided by operations during the first quarter 1999 improved in comparison to the first quarter 1998 principally due to the net income generated in the first quarter of 1999 and reduction in accounts receivable and inventory.

           Cash flows used in financing activities during the first quarter of 1999 of $1,532,761 was principally due to net repayments on the line of credit.

           The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash and cash equivalents, investment in Atlantic and notes receivable.

Year 2000 Date Conversion

           The Year 2000 issue affects computer systems, equipment and other systems that have time-sensitive programs that may not properly recognize the year 2000.

           The Company's computer systems are currently being upgraded and, upon completion in mid-1999, they are expected to be Year 2000 compliant. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

           Management is in the process of surveying third parties with whom it has a material relationship primarily through written correspondence. Management is relying upon the response of these third parties in its assessment of Year 2000 readiness. Although the Company does not have significant data communications with its customers, suppliers, financial institutions and others, management cannot be certain as to the Year 2000 readiness of these third parties, or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

           The Company expects to incur internal staff cost in preparing for the Year 2000. Because the Company has replaced a significant portion of its computer hardware in recent years and is currently updating its software, which updating is independent of the Year 2000 compliance, the costs to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. The Company has established a contingency plan to address potential non-compliance of the third parties with whom it does business or the possible failure or non-completion of the internal systems upgrade. The contingency plan includes the training of employees on the use of alternative procedures and a possible increase in inventory levels in the latter half of 1999.

           The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources that should be read in conjunction with the disclosure on forward-looking statements.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments, including those embedded in other contracts and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 4.  Submission Of Matters To A Vote Of Security Holders - None

Item 6.  Exhibits And Reports On Form 8-K

          (a) Exhibits - Exhibit 27. Financial Data Schedule March 31, 1999

          (b) Reports on Form 8-K - During the three months ended March 31, l999, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated: May 13, 1999              COLONIAL COMMERCIAL CORP.

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