Form 10QSB
period 1999-06-30
COLONIAL COMMERCIAL CORP
filed 1999-08-13
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended June 30, 1999         Commission File No. 1-6663
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

                        Yes  X             No
                            ----             ----

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of June 30, 1999.

      Common Stock, par value $.05 per share                - 1,515,815  shares
      Convertible Preferred Stock, par value $.05 per share - 1,540,231  shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                      PAGE NO.
                                                                      --------

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           June 30,1999 (unaudited) and
           December 31, 1998                                                 1

          Consolidated Statements of Income
           Three Months ended June 30, 1999 and
           1998 (unaudited)                                                  2

          Consolidated Statements of Income
           Six Months ended June 30, 1999 and
           1998 (unaudited)                                                  3

          Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 1999 and
           1998 (unaudited)                                                  4

          Notes to Consolidated Financial Statements
           (unaudited)                                                       5

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

PART II.  OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote of Security Holders                13

 Item 6 - Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

                                     PART 1.
Item 1.  Financial Statements
-------  --------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998



       Assets                                                         1999           1998
       ------                                                         ----           ----
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                       $  1,784,811    5,001,881
  Accounts receivable, net of allowance for doubtful
    accounts of $901,262 in 1999 and $453,906 in 1998               11,132,148    8,571,701
  Inventory                                                          7,927,466    1,177,907
  Notes receivable - current portion                                   158,035      158,035
  Prepaid expenses and other assets                                    547,241       97,408
  Deferred taxes                                                       251,632      165,000
                                                                  ------------   ----------
             Total current assets                                   21,801,333   15,171,932

Notes receivable, excluding current portion                            237,052      316,069
Deferred taxes                                                       3,860,368      335,000
Property and equipment, net                                            754,188      502,312
Excess of cost over fair value of net assets
     acquired and other intangibles, net                               242,685         --
Other assets                                                            78,798         --
                                                                  ------------   ----------
                                                                  $ 26,974,424   16,325,313
                                                                  ============   ==========
        Liabilities And Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                $  3,207,453    1,090,135
  Accrued liabilities                                                2,169,818    1,392,034
  Income taxes payable                                                  90,157      203,640
  Borrowings under line of credit                                    9,181,273    2,049,268
  Notes payable - current portion                                      201,758       18,677
                                                                  ------------   ----------
             Total current liabilities                              14,850,459    4,753,754

Notes payable, excluding current portion                               426,202       39,858
Excess of acquired net assets over cost, net                           668,145      724,611
                                                                  ------------   ----------
             Total liabilities                                      15,944,806    5,518,223
                                                                  ------------   ----------

Stockholders' equity:
  Convertible preferred stock, $.05 par value,
     liquidation preference of
     $7,701,155 and $7,964,970 at June 30,1999
     and December 31,1998, respectively
     2,468,860 shares authorized, 1,540,231 and
     1,592,994 shares issued and outstanding,
     at June 30, 1999 and
     December 31, 1998, respectively,                                   77,012       79,650
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,515,815 and 1,463,052 shares issued
    at June 30, 1999 and December 31, 1998, respectively,               75,791       73,153
  Additional paid-in capital                                         8,921,989    8,921,989
  Retained earnings                                                  1,954,826    1,732,298
                                                                  ------------   ----------

             Total stockholders' equity                             11,029,618   10,807,090
                                                                  ------------   ----------

Commitments

                                                                  $ 26,974,424   16,325,313
                                                                  ============   ==========



See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                        Consolidated Statements of Income

                    Three Months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                       1999            1998
                                                       ----            ----

Sales                                              $ 6,341,983      $ 7,063,558
Cost of sales                                        4,645,408        5,336,968
                                                   -----------      -----------

     Gross profit                                    1,696,575        1,726,590
                                                   -----------      -----------

Selling, general and
  administrative expenses, net                       1,571,335        1,442,515
                                                   -----------      -----------

     Operating income                                  125,240          284,075

Gain on sale of Monroc, Inc. stock                        --          2,101,853
Interest income                                         57,651           34,137
Other income                                             1,369            9,226
Interest expense                                       (45,397)         (61,471)
                                                   -----------      -----------

     Income before income taxes                        138,863        2,367,820

Income taxes                                            67,500          136,000
                                                   -----------      -----------
     Net income                                    $    71,363      $ 2,231,820
                                                   ===========      ===========
Net income per common share:
  Basic                                            $       .05      $      1.55
                                                   -----------      -----------
  Diluted                                          $       .02      $       .71
                                                   -----------      -----------

Weighted average shares outstanding:
  Basic                                              1,508,882        1,436,963
  Diluted                                            3,150,989        3,154,514










See accompanying notes to consolidated financial statements.

                            COLONIAL COMMERCIAL CORP.

                        Consolidated Statements of Income

                     Six Months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                      1999              1998
                                                      ----              ----

Sales                                            $ 12,329,068      $ 12,146,210
Cost of sales                                       8,914,379         8,984,229
                                                 ------------      ------------

     Gross profit                                   3,414,689         3,161,981
                                                 ------------      ------------

Selling, general and
  administrative expenses, net                      3,060,933         2,857,494
                                                 ------------      ------------

     Operating income                                 353,756           304,487

Gain on sale of Monroc, Inc. stock                       --           2,101,853
Interest income                                       124,644            58,793
Other income                                            3,835            13,548
Interest expense                                      (82,507)         (119,415)
                                                 ------------      ------------

     Income before income taxes                       399,728         2,359,266

Income taxes                                          177,200           175,000
                                                 ------------      ------------

     Net income                                  $    222,528      $  2,184,266
                                                 ============      ============

Net income per common share:
  Basic                                          $        .15      $       1.52
                                                 ------------      ------------
  Diluted                                        $        .07      $        .69
                                                 ------------      ------------

Weighted average shares outstanding:
  Basic                                             1,489,624         1,434,052
  Diluted                                           3,138,230         3,150,682


                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                     Six Months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                      1999           1998
                                                                      ----           ----
Reconciliation of net income to net cash provided by
  (used in) operating activities:
   Net income                                                     $   222,528    $ 2,184,266
   Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Provision for allowance for doubtful accounts                   120,000        140,000
      Depreciation                                                     62,856         48,693
      Amortization of excess of acquired net assets
       over cost                                                      (56,466)       (56,466)
      Deferred tax provision                                           88,000         72,000
      Gain on sale of Monroc, Inc. stock                                 --       (2,101,853)
      Changes in assets and liabilities, net of
       effects of the purchase of Universal Supply Group, Inc.
         Accounts receivable                                        1,121,599         98,814
         Inventory                                                   (161,161)      (171,306)
         Prepaid expenses and other assets                            (73,844)        16,836
         Accounts payable                                              63,744       (412,261)
         Accrued liabilities                                         (371,647)       (30,776)
         Income taxes payable                                        (113,483)        25,175
                                                                  -----------    -----------
          Net cash provided by (used in)
             operating activities                                     902,126       (186,878)
                                                                  -----------    -----------

Cash flows from investing activities:
  Payment for acquisition of Universal Supply Group
    Inc., net of cash acquired                                     (3,808,498)          --
  Proceeds from sale of Monroc, Inc. stock                               --        3,533,653
  Payments received on notes receivable                                79,017        124,017
  Additions to property and equipment                                (212,552)      (101,798)
                                                                  -----------    -----------
          Net cash provided by (used in)
             investing activities                                  (3,942,033)     3,555,872
                                                                  -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                                            (9,168)      (447,363)
  Net repayments under line of credit                                (167,995)       (97,729)
  Payments for purchase of treasury stock                                --          (66,503)
                                                                  -----------    -----------

          Net cash used in financing activities                      (177,163)      (611,595)
                                                                  -----------    -----------

Increase (decrease) in cash                                        (3,217,070)     2,757,399

Cash - beginning of period                                          5,001,881      1,240,986
                                                                  -----------    -----------
Cash - end of period                                              $ 1,784,811    $ 3,998,385
                                                                  ===========    ===========




See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       June 30, 1999 and December 31, 1998

                                   (Unaudited)


(1) Basis of Presentation
    ---------------------

    The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(2) Business Acquisition
    --------------------

    On June 25, 1999, effective June 30, 1999, the Company purchased all the assets, subject to all of the liabilities of Universal Supply Group, Inc. (Universal), for $10,867,848 in cash (including direct acquisition expenses and net of cash acquired). Four million dollars of the purchase price was paid from the Company's funds and the balance was financed through an asset based loan secured by the assets of Universal. The acquisition was accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the net assets acquired, based upon their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The excess of the cost over the fair value of the net assets acquired, amounting to approximately $11,018, will be amortized on a straight-line basis over a twenty-year period. The fair value of the net assets acquired have been included in the balance sheet as of June 30, 1999. The results of operations of Universal will be included in the Company's consolidated statement of income commencing July 1, 1999.

    In connection with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                           $  14,890,097
      Cash paid and other accrued
        purchase price of $309,350                               10,867,848
                                                                 ----------
        Fair value of liabilities assumed                     $   4,022,249
                                                                 ----------

    Universal's primary business is the distribution of heating, ventilation, air conditioning and climate controls. Universal's products are marketed primarily to heating, ventilation and air conditioning (HVAC) contractors, which, in turn, sell such products to residential and commercial/industrial customers. In addition to its approximately 500 different product lines, Universal also provides technical field support, in-house training and climate control consultation for engineers and installers. Universal is headquartered in Hawthorne, New Jersey and has six operating locations in New Jersey and one in New York.

    The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each period. The pro forma information contains adjustments for interest on acquisition financing and amortization of the excess cost over the fair value of net assets acquired. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, which actually would have resulted had the acquisition occurred the first day of the period indicated or which may result in the future.

                                                             (Unaudited)
                                                      Six Months Ended June 30,
                                                        1999            1998
                                                        ----            ----


Sales                                               $24,491,942      $22,423,649

Net Income                                              269,327        2,081,401

Net income per common share:
  Basic                                             $       .18      $      1.45
  Diluted                                           $       .09      $       .66

Weighted average shares outstanding:
  Basic                                               1,489,624        1,434,052
  Diluted                                             3,138,230        3,150,682



(3) Supplemental Cash Flow Information
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:


                                                     Six Months Ended
                                               June 30, 1999     June 30, 1998
                                               -------------     -------------
    Cash paid during the period for:


         Interest                               $   80,335      $   122,890
         Income taxes                           $  203,268      $    94,208

    Non-Cash Transactions:

    During the six month period of 1999, the Company retired 52,763 shares of convertible preferred stock, which were converted to a similar number of common shares. During the six month period of 1998, 36,743 shares of convertible preferred stock, which were exchanged for a similar number of common shares, were retired.

    On June 25, 1999, the Company acquired the net assets of Universal (note 2). Debt financed in connection with the acquisition was $6,750,000 (note 4).

(4) Bank Financing
    --------------

    In June 1999, the Company entered into a loan and security agreement with a financial institution for a $16,000,000 line of credit. Borrowings under the line of credit bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. The credit facility allows the Company to borrow against eligible accounts receivable and inventory under a formula basis and up to $3,000,000 on a five-year term loan to be amortized in equal monthly installments to June 2004. Borrowings under the facility are secured by accounts receivable, inventory, and fixtures and equipment. Monthly interest and principal payments are based upon monthly accounts receivable collections, as defined. The loan and security agreement is in effect until June 24, 2002, unless demand for payment is made by the financial institution and is automatically renewed from year to year thereafter. The loan and security agreement contains a number of covenants relating to the financial condition of the Company and its business operations. The Company borrowed $7,300,000 to finance the acquisition and refinance assumed debt of Universal.

(5) Comprehensive Income
    --------------------

    The Company's total comprehensive income was as follows:


                                  Six Months Ended June 30,  Three Months Ended June 30,
                                   1999          1998          1999           1998
                                   ----          ----          ----           ----

Net income                    $   222,528   $ 2,184,266    $    71,363     2,231,820
Other comprehensive income:
  Unrealized holding gains
   arising during period             --         211,863           --         109,248
  Less: reclassification
   adjustment for gains
   realized in net income            --      (2,101,853)          --      (2,101,853)
                              -----------   -----------    -----------   -----------

Total comprehensive income    $   222,528   $   294,276    $    71,363       239,215
                              ===========   ===========    ===========   ===========


(6) NET INCOME PER COMMON SHARE

    A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                  Six Months Ended June 30, Three Months Ended June 30,
                                    1999        1998         1999       1998
                                    ----        ----         ----       ----

Net income (numerator)           $  222,528   $2,184,266   $   71,363   $2,231,820
                                 ==========   ==========   ==========   ==========
Weighted average common shares
 (denominator for basic
 income per share)                1,489,624    1,434,052    1,508,882    1,436,963
Effect of dilutive securities:
 Convertible preferred stock      1,566,422    1,656,725    1,547,164    1,647,315
 Employee stock options              82,184       59,905       94,943       70,236
                                 ----------   ----------   ----------   ----------

Weighted average common and
 potential common shares
 outstanding (denominator for
diluted income per share)         3,138,230    3,150,682    3,150,989    3,154,514
                                 ==========   ==========   ==========   ==========

Basic income per share           $      .15   $     1.52   $      .05         1.55
                                 ==========   ==========   ==========   ==========

Diluted income per share         $      .07   $      .69   $      .02          .71
                                 ==========   ==========   ==========   ==========




(7) Industry Segments
    ------------------

         The Company has three reportable segments: (1) door hardware and doors,
(2) heating, ventilating and air conditioning (HVAC) (effective June 30, 1999) and (3) investing activities. Summarized financial information for each of the Company's three business segments for the six and three months ended June 30, 1999 and 1998 follows. The financial data for the six and three months ended June 30, 1998 have been reclassified to reflect the quarterly allocations of management fees and interest expense.



THREE  MONTHS ENDED
JUNE 30, 1999

                     Door                                            Un-                          Consoli-
                   hardware                     Investing         allocated                        dated
                   and doors        Hvac        Activities          Amount     Eliminations       Totals
                   ---------       ------     -------------        -------     ------------       ------

Revenues         $6,341,983            --           --                  --           --          6,341,983
                 ==========      ==========   ==========       =============   ==========       ==========
Operating
 income (loss)      339,626(a)         --       (214,386)(a)            --           --            125,240
Other income          1,370            --             (1)               --           --              1,369
Interest
 income                --              --         81,473                --        (23,822)(b)       57,651
Interest
 expense             69,219            --           --                  --        (23,822)(b)       45,397
                 ----------      ----------   ----------       -------------   ----------       ----------
Income (loss)
 before income
taxes               271,777            --       (132,914)               --           --            138,863
                 ==========      ==========   ==========       =============   ==========       ==========
Net income
(loss)              236,777            --       (132,914)            (32,500)(c)     --             71,363
                 ==========      ==========   ==========       =============   ==========       ==========
Total assets     $9,542,747      11,438,121    8,336,095           4,112,000(d)(6,454,539)(e)   26,974,424
                 ==========      ==========   ==========       =============   ==========       ==========




SIX MONTHS ENDED
JUNE 30, 1999



                              Door                                                  Un-                            Consoli-
                             hardware                          Investing         allocated                          dated
                            and doors           Hvac           Activities         Amount     Eliminations          Totals
                            ---------          ------         -------------       -------     ------------          ------


Revenues                   $12,329,068             --                  --                --            --          12,329,068
                           ===========      ===========       =============   ===============   ===========       ===========
Operating
 income (loss)                 751,520(a)          --              (397,764)(a)          --            --             353,756
Other income                     3,451             --                   384              --            --               3,835
Interest
 income                           --               --               189,280              --        (64,636)(b)        124,644
Interest
 expense                       147,143             --                  --                --        (64,636)(b)         82,507
                           -----------      -----------       -------------   ---------------   -----------       -----------
Income (loss)
 before income
 taxes                         607,828             --              (208,100)             --            --             399,728
                           ===========      ===========       =============   ===============   ===========       ===========
Net income
 (loss)                        523,828             --              (208,100)      (93,200)(c)          --             222,528
                           ===========      ===========       =============   ===============   ===========       ===========
Total assets               $ 9,542,747       11,438,121           8,336,095     4,112,000 (d)   (6,454,539)(e)     26,974,424
                          ============      ===========       =============   ===============   ===========       ===========




THREE MONTHS ENDED
JUNE 30, 1998


                              Door                                  Un-                             Consoli-
                             hardware           Investing        allocated                            dated
                            and doors           Activities         Amount      Eliminations          Totals
                            ---------           ------------       -------     ------------          ------



Revenues                   $ 7,063,558                  --              --              --           7,063,558
                           ===========          ============     =========      ===========        ===========
Operating
 income (loss)                 528,104(a)            (244,029)(a)       --              --             284,075
Gain on sale of
  Monroc stock                    --                2,101,853           --              --           2,101,853
Other income                     2,313                  6,913           --              --               9,226
Interest
 income                           --                   53,131           --         (18,994)(b)          34,137
Interest
 expense                        80,456                   --             --         (18,994)(b)          61,471
                           -----------          -------------    ---------      -----------        -----------
Income (loss)
 before
 income taxes                  449,952              1,917,868           --              --           2,367,820
                           ===========          =============    =========      ===========        ===========
Net income
 loss)                         385,952              1,917,868      (72,000)(c)          --           2,231,820
                           ===========          =============    =========      ===========        ===========
Total assets                 9,216,371              7,555,853      234,000 (d)  (2,637,414)         14,368,810
                           ===========          =============    =========      ===========        ===========


SIX MONTHS ENDED
JUNE 30, 1998

                             Door                                                     Un-               Consoli-
                             hardware                                Investing      allocated             dated
                            and doors               Activities         Amount      Eliminations          Totals
                            ---------              -------------       -------     ------------          ------



 Revenues                  $12,146,210                       --              --             --          12,146,210
                           ===========            ==============   ===========      ===========        ===========
Operating
 income (loss)                 752,273(a)              (447,786)(a)          --             --             304,487
Gain on sale of
  Monroc stock                    --                  2,101,853              --             --           2,101,853
Other income                     2,885                   10,663              --             --              13,548
Interest
 income                           --                     96,571              --         (37,778)(b)         58,793
Interest
 expense                       157,193                       --              --         (37,778)(b)        119,415
                           -----------               ----------      ----------     -----------        -----------
Income (loss)
 before
 income taxes                  597,965                1,761,301              --            --           2,359,266
                           ===========               ==========     ===========     ===========        ===========
Net income
 (loss)                        494,965                1,761,301        (72,000)(c)         --           2,184,266
                           ===========              =============   ==========      ===========        ===========
Total assets               $ 9,216,371                7,555,501        234,000 (d)   (2,637,062)(e)    14,368,810
                           ===========            ===============   ==========      ===========        ===========


     (a) Includes an allocation from the investing segment to the door hardware and doors segment of $75,000 and $60,000 in the six months ended June 30, 1999 and 1998, respectively and $37,500 and $30,000 in the three months ended June 30, 1999 and 1998, respectively, based on management's estimate of costs incurred by the investing segment on behalf of the door hardware and doors segment.

     (b)  Represents elimination of interest charged on intercompany borrowings.

     (c) Represents deferred tax expense and alternative minimum taxes that are not allocated to a segment.

     (d)  Represents deferred tax assets that are not allocated to a segment.

     (e) Represents elimination of intercompany receivable and the investing activities' initial cash investment in the door hardware and doors and HVAC segments.

ITEM 2.  Management's Discussion and Analysis of
         ---------------------------------------
           Financial Condition and Results
           -------------------------------

Results of Operations - Three Months Ended
  June 30, 1999 and 1998

           Registrant reported net income of $71,363 for the second quarter of 1999, which includes $236,777 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to net income of $2,231,820 for the second quarter of l998, which included $385,952 of net income from Atlantic and a $2,101,853 gain on the sale of Monroc, Inc. common stock.

           Sales decreased $721,575(10.2%) to $6,341,983 in the 1999 period due to the timing of delivery on contracts. Gross margins increased 2.4 percentage points due to changes in product mix and purchase discounts realized in the 1999 period. Selling, general and administrative expenses, net, increased $128,820 principally due to costs associated with the relocation of Atlantic's headquarters, as well as compensation and commissions. Interest expense decreased $16,074 due to lower borrowings at lower rates. Interest income increased $23,514 due to greater cash balances invested due to the 1998 sale of available-for-sale securities and land sales. During the second quarter of 1999, the Company provided for federal and state taxes at an effective tax rate of 49%. During the second quarter of 1998, the Company provided for state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of available-for-sale securities due to the use of a previously unrecognized federal net operating loss carryforward.

Results of Operations - Six Months Ended
  June 30, 1999 and 1998

      Registrant reported net income of $222,528 for the first half of 1999, which principally reflects $523,828 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), as compared to net income of $2,184,266 for the first half of 1998, which included $494,965 of net income from Atlantic and a $2,101,853 gain on the sale of Monroc, Inc. common stock.

           Sales increased $182,858(1.5%) to $12,329,068 in the 1999 period compared to sales of $12,146,210 in the 1998 period. Atlantic's sales backlog has increased $789,000 to $12,653,000 since December 31, 1998. The June 30, 1999 backlog has increased $2,016,000 from June 30, 1998.

           Gross margins increased 1.7 percentage points primarily as a result of changes in product mix and purchase discounts realized in the 1999 period. Selling, general and administrative expenses, net increased $203,439 principally due to costs associated with the relocation of Atlantic's headquarters, as well as compensation and commissions. As a percentage of sales, selling, general and administrative expenses increased 1.3 percentage points. Interest expense decreased $36,908 principally due to lower borrowings on Atlantic's revolving line of credit at lower rates. Interest income increased $65,851 due to greater cash balances invested due to the 1998 sale of available-for-sale securities and a land sale. During the first half of 1999, the Company provided for federal and state taxes at an effective tax rate of 44%. During the first half of 1998, the Company provided for state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of available-for-sale securities due to the use of a previously unrecognized federal net operating loss carryforward.

           The Registrant continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions, and the operating results of Atlantic and Universal.

Liquidity and Capital Resources

         As of June 30, l999, the Registrant had $1,784,811 in cash and cash equivalents, compared to $5,001,881 at December 31, 1998.

           Cash flows provided by operations during the six months of 1999 improved in comparison to the six months of 1998 principally due to the reduction of accounts receivable.

           Cash flows used in investing activities during the six months of 1999 of $3,942,033 were primarily due to $3,808,498, net of cash acquired, used for the acquisition of Universal and for $212,552 of additions to property and equipment.

           Cash flows used in financing activities during the six months of 1999 of $177,163 were due to payments made on notes of $9,168 and repayments on the line of credit of $167,995.

       In connection with the acquisition of Universal, the Company entered into a loan and security agreement with a financial institution for a $16,000,000 line of credit. Borrowings under the line of credit bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. The credit facility allows the Company to borrow against eligible accounts receivable and inventory under a formula basis and up to $3,000,000 on a five-year term loan to be amortized in equal monthly installments to June 2004. Borrowings under the facility are secured by accounts receivable, inventory, and fixtures and equipment. Monthly interest and principal payments are based upon monthly accounts receivable collections, as defined. The loan and security agreement is in effect until June 24, 2002, unless demand for payment is made by the financial institution and is automatically renewed from year to year thereafter. The loan and security agreement contains a number of covenants relating to the financial condition of the Company and its business operations. The Company borrowed $7,300,000 to finance the acquisition and refinance assumed debt of Universal.

           The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash, investment in Atlantic and Universal and its notes receivable.

Year 2000 Date Conversion

           The Year 2000 issue affects computer systems, equipment and other systems that have time-sensitive programs that may not properly recognize the year 2000.

           The Company's computer systems are currently being upgraded and, upon completion in the latter half of 1999, they are expected to be Year 2000 compliant. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

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

Recent Accounting Pronouncements

           The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments, including those embedded in other contracts and for hedging activities. Statement 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.


                           PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           (a) Annual Meeting of Shareholders on June 9, 1999.

           (c) On June 9, 1999, the Preferred shareholders elected William Koon, Donald K. MacNeill, Ronald Miller and Jack Rose as Preferred Stock directors of the Company, and the Common shareholders elected Gerald S. Deutsch, Bernard Korn, James W. Stewart, Paul Selden and Carl L. Sussman as Common Stock directors. The Common and Preferred shareholders voted in favor of a resolution appointing KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1999.

         PROPOSAL                               FOR     AGAINST    ABSTAINED
         --------                               ---     -------    ---------
For the Preferred shareholders to
elect William Koon, Ronald Miller,
Jack Rose and Donald K. MacNeill as
Preferred Stock directors:
   William Koon                              706,293      -         13,231
   Ronald Miller                             706,504      -         13,020
   Jack Rose                                 705,936      -         13,588
   Donald K. MacNeill                        706,390      -         13,135

For the Common shareholders to
elect Gerald S. Deutsch, Bernard
Korn, Paul Selden, James W. Stewart
and Carl L. Sussman as Common Stock
directors:
   Gerald S. Deutsch                        1,234,274     -         12,421
   Bernard Korn                             1,234,114     -         12,581
   Paul Selden                              1,234,274     -         12,421
   James W. Stewart                         1,234,274     -         12,421
   Carl L. Sussman                          1,234,274     -         12,421

To ratify the selection of KPMG
LLP as independent public
accountants of the Company
for the fiscal year ending
December 31, 1999.                          1,939,264    6,234      20,721

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - Exhibit 27. Financial Data Schedule June 30,1999

          (b) Reports on Form 8-K - The Registrant filed a report on Form 8-K dated July 8, 1999, which reported the Registrant's acquisition of the assets and business of Universal Supply Group, Inc. on June 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated:     August 16,1999                            COLONIAL COMMERCIAL CORP.

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