Form 10QSB
period 1999-09-30
COLONIAL COMMERCIAL CORP
filed 1999-11-15
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1999              Commission File No. 1-6663

                            COLONIAL COMMERCIAL CORP.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

           New York                                   11-2037182
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

3601 Hempstead Turnpike, Levittown New York         11756-1315
--------------------------------------------        ----------
 (Address of Principal Executive Offices)           (Zip Code)

      Company's Telephone Number, Including Area Code:  516-796-8400
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

                        Yes  X             No __

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of September 30, 1999.

      Common Stock, par value $.05 per share - 1,520,313 shares Convertible Preferred Stock, par value $.05 per share - 1,535,683 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           September 30,1999 (unaudited) and
           December 31, 1998                                               1

          Consolidated Statements of Income
           Three Months ended September 30, 1999 and
           1998 (unaudited)                                                2

          Consolidated Statements of Income
           Nine Months ended September 30, 1999 and
           1998 (unaudited)                                                3

          Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 1999 and
           1998 (unaudited)                                                4

          Notes to Consolidated Financial Statements
           (unaudited)                                                     5

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                12

Item 1.  Financial Statements
                                     PART 1.
                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     September 30, 1999 and December 31,1998



                                    Assets                                             1999              1998
                                                                                 -----------------  ----------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $ 1,520,126     5,001,881
    Accounts receivable, net of allowance for doubtful accounts
      of $923,427 in 1999 and $667,500 in 1998, respectively                       11,617,124     8,571,701
    Inventory                                                                       7,953,053     1,177,907
    Notes receivable - current portion                                                158,035       158,035
    Prepaid expenses and other assets                                                 620,648        97,408
    Deferred taxes                                                                    251,632       165,000
                                                                                  -----------   -----------
                   Total current assets                                            22,120,618    15,171,932

Notes receivable, excluding current portion                                           237,052       316,069
Deferred taxes                                                                      3,737,694       335,000
Property and equipment, net                                                         1,196,338       502,312
Excess of cost over fair value of net assets acquired and other
    intangibles, net                                                                  303,608          --
                                                                                  -----------   -----------
                                                                                  $27,595,310    16,325,313
                                                                                  ===========   ===========

                     Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                              $ 3,033,696     1,090,135
    Accrued liabilities                                                             1,805,066     1,392,034
    Income taxes payable                                                              253,865       203,640
    Borrowings under line of credit                                                 6,890,397     2,049,268
    Notes payable - current portion                                                   754,666        18,677
                                                                                  -----------   -----------
                   Total current liabilities                                       12,737,690     4,753,754

Notes payable, excluding current portion                                            2,665,599        39,858
Excess of acquired net assets over cost, net                                          639,912       724,611
                                                                                  -----------   -----------
                   Total liabilities                                               16,043,201     5,518,223
                                                                                  -----------   -----------

Stockholders' equity:
    Convertible preferred stock, $.05 par value, liquidation preference of
      $7,678,415 and $7,964,970 at September 30,1999 and December 31, 1998,
      respectively. 2,468,860 shares authorized, 1,535,683 and 1,592,994 shares issued and outstanding at September 30, 1999 and Deember 31, 1998,
      respectively                                                                     76,784        79,650
    Common stock, $.05 par value, 20,000,000 shares authorized,
      1,520,363 and 1,463,052 shares issued at September 30, 1999 and
      December 31, 1998, respectively                                                  76,018        73,153
    Additional paid-in capital                                                      8,921,989     8,921,989
    Retained earnings                                                               2,477,318     1,732,298
                                                                                  -----------   -----------
                   Total stockholders' equity                                      11,552,109    10,807,090
                                                                                  -----------   -----------

Commitments and contingencies

                                                                                  $27,595,310    16,325,313
                                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 Three Months ended September 30, 1999 and 1998
                                   (Unaudited)




                                                        1999           1998
                                                   --------------  -------------

Sales                                               $ 14,728,837       6,467,564
Cost of sales                                         10,491,700       4,747,628
                                                    ------------    ------------
           Gross profit                                4,237,137       1,719,936

Selling, general and administrative expenses, net      3,354,605       1,434,423
                                                    ------------    ------------
           Operating income                              882,532         285,513
                                                    ------------    ------------

Interest income                                           24,134          59,884
Other income                                             127,313          99,832
Interest expense                                        (206,580)        (44,236)
                                                    ------------    ------------
           Income before income taxes                    827,399         400,993

Income taxes                                             304,907          57,000
                                                    ------------    ------------

           Net income                               $    522,492         343,993
                                                    ============    ============



Net income per common share:

    Basic                                           $       0.34            0.24
                                                    ------------    ------------
    Diluted                                         $       0.17            0.11
                                                    ------------    ------------

Weighted average shares outstanding:
    Basic                                              1,517,814       1,456,544
    Diluted                                            3,147,123       3,120,768












See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  Nine Months ended September 30, 1999 and 1998
                                   (Unaudited)






                                                         1999           1998
                                                    ------------   -------------

Sales                                               $ 27,057,905      18,613,774
Cost of sales                                         19,406,079      13,731,857
                                                    ------------    ------------
            Gross profit                               7,651,826       4,881,917

Selling, general and administrative expenses, net      6,415,538       4,291,917
                                                    ------------    ------------
            Operating income                           1,236,288         590,000
                                                    ------------    ------------

Gain on sale of Monroc, Inc. stock                          --         2,101,853
Interest income                                          148,778         118,677
Other income                                             131,148         113,380
Interest expense                                        (289,087)       (163,651)
                                                    ------------    ------------
            Income before income taxes                 1,227,127       2,760,259

Income taxes                                             482,107         232,000
                                                    ------------    ------------

            Net income                              $    745,020       2,528,259
                                                    ============    ============



Net income per common share:

     Basic                                          $       0.50            1.75
                                                    ------------    ------------
     Diluted                                        $       0.24            0.80
                                                    ------------    ------------

Weighted average shares outstanding:
     Basic                                             1,499,021       1,441,550
     Diluted                                           3,141,194       3,140,712




See accompanying notes to consolidated financial statements.

                    COLONIAL COMMERCIAL CORP.AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows

                  Nine Months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                                    1999          1998
                                                                                -----------    -----------

Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                  $   745,020      2,528,259
    Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation and amortization                                              126,224         73,119
         Provision for allowance for doubtful accounts                              180,000        190,249
         Amortization of excess of acquired net assets over cost                    (84,699)       (84,699)
         Deferred tax provision                                                     210,674         72,000
         Gain on sale of Monroc, Inc. stock                                            --       (2,101,853)
         Changes in assets and liabilities, net of effects of the purchase of
           Universal Supply Group, Inc.
            Accounts receivable                                                     576,623        335,173
            Inventory                                                              (186,748)        62,915
            Prepaid expenses and other assets                                       (68,452)        (2,194)
            Accounts payable                                                       (110,017)      (625,918)
            Accrued liabilities                                                    (736,399)        12,873
            Income taxes payable                                                     50,225          8,807
                                                                                -----------    -----------
            Net cash provided by operating activities                               702,451        468,731
                                                                                -----------    -----------

Cash flows from investing activities:
    Payment for acquisition of Universal Supply Group, Inc., net
      of cash acquired                                                           (3,879,427)          --
    Proceeds from sale of Monroc, Inc. stock                                           --        3,533,653
    Payments received on notes receivable                                            79,017        377,767
    Additions to property and equipment                                            (708,064)      (146,447)
                                                                                -----------    -----------
            Net cash provided by (used in) investing activities                  (4,508,474)     3,764,973
                                                                                -----------    -----------

Cash flows from financing activities:
    Payments of notes payable                                                      (116,861)      (447,363)
    Net borrowings (repayments) under line of credit                                441,129     (1,375,357)
    Payments for purchase of treasury stock                                            --          (86,003)
                                                                                -----------    -----------
            Net cash provided by (used in) financing activities                     324,268     (1,908,723)
                                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                                 (3,481,755)     2,324,981

Cash and cash equivalents - beginning of period                                   5,001,881      1,240,986
                                                                                -----------    -----------

Cash and cash equivalents - end of period                                       $ 1,520,126      3,565,967
                                                                                ===========    ===========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

(1) Basis of Presentation
    ----------------------

    The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the Company), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results which may be achieved for the full year.

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

(2) Business Acquisitions
    ---------------------

    (a) On June 25, 1999, effective June 30, 1999, the Company purchased all the assets, subject to all of the liabilities of Universal Supply Group, Inc. (Universal), for $10,867,848 in cash (including direct acquisition expenses and net of cash acquired). During the quarter ended September 30, 1999, an additional $70,929 was paid to the previous owners of Universal pursuant to the purchase agreement. Four million dollars of the purchase price was paid from the Company's funds and the balance was financed through an asset based loan secured by the assets of Universal. The acquisition was accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the net assets acquired, based upon their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The excess of the cost over the fair value of the net assets acquired, (as adjusted for the additional $70,929 payment), amounting to approximately $81,947, is being amortized on a straight-line basis over a twenty-year period. The fair value of the net assets acquired has been included in the balance sheet as of June 30, 1999. The results of operations of Universal have been included in the Company's consolidated statement of income commencing July 1, 1999.

    In connection with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                    $  14,961,026
      Cash paid and other accrued
        purchase price of $309,350                        10,938,777
                                                          ----------
        Fair value of liabilities assumed              $   4,022,249
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

    The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each period. The pro forma information contains adjustments for interest on acquisition financing and amortization of the excess cost over the fair value of net assets acquired. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, that actually would have resulted had the acquisition occurred on the first day of the period indicated or that may result in the future.

                                                         (Unaudited)
                                                 Nine Months Ended September 30,
                                                      1999             1998
                                                      ----             ----

    Sales                                       $  40,220,779       $ 35,468,389

    Net Income                                        614,619          2,494,985

    Net income per common share:
      Basic                                     $     .41           $    1.73
      Diluted                                   $     .20           $     .79

    Weighted average shares outstanding:
      Basic                                         1,499,021          1,441,550
      Diluted                                       3,141,194          3,140,712

    (b) On October 15, 1999, Universal Supply Group, Inc. ("Universal") purchased all of the accounts receivable, inventory, fixed assets, trade names and customer lists of Ramsco, Inc. for approximately $221,000 in cash. The transaction was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets amounted to approximately $150,000 and will be amortized over a fifteen-year period. Pro forma results of operations were not provided as their effects on the consolidated results of operations were not material.

    In connection with the acquisition, Universal entered into a five-year employment agreement and a non-competition agreement with the former owner. Universal also entered into a new five-year lease with the landlord of the former owner's premises.

(3) Supplemental Cash Flow Information
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:
                                              Nine Months Ended
                                      September 30, 1999     September 30, 1998
                                      ------------------     ------------------
    Cash paid during the period for:

         Interest                          $ 286,906              $ 174,628
         Income taxes                      $ 294,214              $ 154,386

    Non-Cash Transactions:

    During the nine-month period of 1999, the Company retired 57,311 shares of convertible preferred stock, which were converted to a similar number of common shares. During the nine-month period of 1998, 65,080 shares of convertible preferred stock were retired, 15,662 shares the Company acquired during the nine-month period and 49,418 shares that were converted to a similar number of common shares.

    During the quarter ended September 30, 1999, the Company converted $2,900,000 of its borrowing under its line of credit to a term loan (note
    4).

    On June 25, 1999, the Company acquired the net assets of Universal (note 2). Debt financed in connection with the acquisition was $6,750,000 (note 4).

(4) Bank Financing
    --------------

       In June 1999, the Company entered into a loan and security agreement with a financial institution for a $16,000,000 line of credit. Borrowings under the line of credit and term loan bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. The credit facility allows the Company to borrow against eligible accounts receivable and inventory on a formula basis and up to $3,000,000 on a five-year term loan to be amortized in equal monthly installments to June 2004. Borrowings under the facility are secured by accounts receivable, inventory, and fixtures and equipment. Monthly interest and principal payments are based upon monthly accounts receivable collections, as defined. The loan and security agreement is in effect until June 24, 2002, unless demand for payment is made by the financial institution and is automatically renewed from year to year thereafter. The loan and security agreement contains a number of covenants relating to the financial condition of the Company and its business operations. The Company borrowed $7,300,000 to finance the acquisition and refinance assumed debt of Universal. During the quarter ended September 30, 1999, the Company converted $2,900,000 of borrowings under its line of credit to a term loan maturing June 2004. At September 30, 1999, $2,900,000 was outstanding under the term loan and is included in notes payable on the accompanying consolidated balance sheet.

(5)  Comprehensive Income
     --------------------

         The Company's total comprehensive income was as follows:

                                 Nine Months Ended         Three Months Ended
                                   September 30,             September  30,
                                  1999        1998            1999      1998
                                  ----        ----            ----      ----
Net income                     $745,020    $ 2,528,259    $ 522,492   $  343,993
Other comprehensive income:
  Unrealized holding gains
   arising during period              -        211,863            -            -
  Less: reclassification
   adjustment for gains
   realized in net income             -     (2,101,853)           -            -
                               --------    -----------    ---------   ----------
Total comprehensive income     $745,020    $   638,269    $ 522,492   $  343,993
                               ========    ===========    =========   ==========

 (6) Net Earnings Per Common Share
     -----------------------------

     A reconciliation between the numerators and denominators of the basic and diluted earnings per common share calculations is as follows:

                                         Nine Months Ended             Three Months Ended
                                           September 30,                 September 30,
                                     1999            1998           1999             1998
                                     ----            ----           ----             ----

Net income (numerator)             $  745,020       $2,528,259      $  522,492      $ 343,993

Weighted average common shares
 (denominator for basic
 earnings per share)                1,499,021        1,441,550       1,517,814      1,456,544
Effect of dilutive securities:
 Convertible preferred stock        1,557,025        1,641,762       1,538,232      1,611,834
 Employee stock options                85,147           57,400          91,077         52,390
                                   ----------       ----------      ----------      ---------

Weighted average common and
 potential common shares
 outstanding (denominator for
 diluted earnings per share)        3,141,194        3,140,712       3,147,123      3,120,768
                                    =========       ==========       =========      =========

Basic earnings per
 share                               $.50             $1.75            $.34           $.24
                                      ===              ====             ===            ===

Diluted earnings per
 share                               $.24             $ .80            $.17           $.11
                                      ===               ===             ===            ===


(7)  Industry Segments
     -----------------


           The Company has three reportable segments: (1) door hardware and doors, (2)heating, ventilating and air conditioning (HVAC) (effective July 1, 1999) and (3) investing activities. Summarized financial information for each of the Company's three business segments for the nine and three months ended September 30,1999 and 1998 follows. The financial data for the nine and three months ended September 30, 1998 have been reclassified to reflect the quarterly allocations of management fees and interest expense.


THREE MONTHS ENDED
SEPTEMBER  30, 1999
                              Door                                                  Un-                         Consoli-
                            hardware                           Investing          allocated                       dated
                            and doors          HVAC            activities          amount       Eliminations     totals
                            ---------         ------         -------------        -------       ------------     ------

Revenues                  $  7,297,471       7,431,366               --                  --           --       14,728,837
                          ============    ============       ============       =============   ==========   ============
Operating
 income (loss)                 637,669(a)      383,794(a)        (138,931)(a)            --           --          882,532
Other income                     1,502          26,843             98,968                --           --          127,313
Interest
 income                           --              --               39,024                --        (14,890)(b)     24,134
Interest
 expense                       (58,970)       (162,500)              --                  --         14,890 (b)   (206,580)
                          ------------    ------------       ------------       -------------   ----------   ------------
Income (loss)
 before income
 taxes                         580,201         248,137               (939)               --           --          827,399
                          ============    ============       ============       =============   ==========   ============
Net income
 (loss)                        495,201         225,804               (939)           (197,574)(c)     --          522,492
                          ============    ============       ============       =============   ==========   ============



NINE  MONTHS ENDED
SEPTEMBER 30, 1999

                               Door                                                  Un-                         Consoli-
                             hardware                           Investing          allocated                       dated
                             and doors          HVAC            activities          amount       Eliminations     totals
                             ---------         ------         -------------        -------       ------------     ------

Revenues                  $ 19,626,539       7,431,366               --                  --           --       27,057,905
                          ------------    ============       ============       =============   ==========   ============
Operating
 income (loss)               1,389,189(a)     383,794(a)        (536,695)(a)            --           --        1,236,288
Other income                     4,953         26,843             99,352                --           --          131,148
                                                                                                             ------------
Interest
 income                           --              --              228,304                --        (79,526)(b)    148,778
Interest
 expense                      (206,113)      (162,500)               --                  --         79,526 (b)   (289,087)
                          ------------    ------------       ------------       -------------   ----------   ------------
Income (loss)
 before income
 taxes                       1,188,029         248,137           (209,039)               --           --        1,227,127
                          ============    ============       ============       =============   ==========   ============
Net income
 (loss)                      1,019,029         225,804           (209,039)           (290,774)(c)     --          745,020
                          ============    ============       ============       =============   ==========   ============
Total assets              $ 10,511,269      11,451,072          8,503,393       3,989,326 (d)   (6,859,750)(e  27,595,310
                          ============    ============       ============       =============   ----------   ============




THREE MONTHS ENDED
SEPTEMBER  30, 1998
                       Door                                 Un-                           Consoli-
                     hardware           Investing        allocated                         dated
                     and doors          activities         amount     Eliminations         totals
                     ---------          ----------         ------     ------------         ------

Revenues             $  6,467,564               --             --           --            6,467,654
                     ============       ============    ===========   ==========       ============
Operating
 income (loss)            487,876(a)        (202,363)(a)       --           --              285,513
Gain on sale of
  Monroc stock               --                 --             --           --                 --
                                                                                       ------------
Other income                  876             98,956           --           --               99,832
Interest
 income                      --               87,536           --        (27,652)(b)         59,884
Interest
 expense                  (71,888)              --             --         27,652 (b)        (44,236)
                     ------------       ------------    -----------   ----------       ------------
Income (loss)
 before
 income taxes             416,864            (15,871)          --           --              400,993
                     ============       ============    ===========   ==========       ============
Net income
 (loss)                   359,864            (15,871)          --           --              343,993
                     ============       ============    ===========   ==========       ============


NINE MONTHS ENDED
SEPTEMBER 30, 1998



                        Door                                 Un-                           Consoli-
                      hardware           Investing        allocated                         dated
                      and doors          activities         amount     Eliminations         totals
                      ---------          ----------         ------     ------------         ------



Revenues             $ 18,613,774               --             --           --           18,613,774
                     ============       ============    ===========   ==========       ============
Operating
 income (loss)          1,240,152(a)       (650,152)(a)        --           --              590,000
                                                                                       ------------
Gain on sale of
  Monroc stock               --            2,101,853           --           --            2,101,853
                                                                                       ------------
Other income                3,761            109,619           --           --              113,380
Interest
 income                      --              184,108           --        (65,431)(b)        118,677
Interest
 expense                 (229,082)              --             --         65,431 (b)       (163,651)
                     ------------       ------------    -----------   ----------       ------------
Income (loss)
 before
 income taxes           1,014,831          1,745,428           --           --            2,760,259
                     ============       ============    ===========   ==========       ------------
Net income
 (loss)                   854,831          1,745,428      (72,000)(c)     --              2,528,259
==================   ============       ============    -----------   ==========       ------------
Total assets         $  8,721,692          7,284,658      234,000 (d) (3,039,284)(e)     13,201,066
                     ============       ============    ===========   ==========       ============




     (a) Includes an allocation from the investing segment to the door hardware and doors segment of $112,500 and $90,000 in the nine months ended September 30, 1999 and 1998, respectively and $37,500 and $30,000 in the three months ended September 30, 1999 and 1998, respectively, and $62,400 to the HVAC segment for the nine months and three months ended September 30, 1999, based on management's estimate of costs incurred by the investing segment on behalf of the door hardware and doors segment and HVAC segment.

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


(8)  Contingencies
     -------------

     During September 1999, Atlantic Hardware and Supply Corp. ("Atlantic") guaranteed payment of certain accounts receivable of BRS Products, Inc. ("BRS") to BRS' factor. BRS, a supplier to Atlantic, is a manufacturer of hollow metal doors and frames located in Hoboken, New Jersey. As of November 10, 1999, there was $77,282 of BRS' accounts receivable outstanding guaranteed by Atlantic.

     On October 28, 1999 BRS filed a petition for Chapter 11 bankruptcy. Atlantic agreed to provide debtor-in-possession financing to BRS in the form of a $750,000 revolving line of credit on eligible accounts receivable and a $320,000 term loan. The financing agreement is secured by a super priority lien on all of BRS' post-petition assets and a secured lien on all of its pre-petition assets. As of November 10, 1999, there was $119,377 outstanding on the revolving line of credit and $240,000 outstanding on the term loan.

Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------
           Financial Condition and Results
           -------------------------------

Results of Operations - Three Months Ended
  September 30, 1999 and 1998

           The Company reported net income of $522,492 for the third quarter of 1999, which included $495,201 of net income from Atlantic and $225,804 of net income from Universal as compared with net income of $343,993 for the third quarter of 1998, which included $359,864 of net income from Atlantic. Universal was acquired effective July 1, 1999.

         Sales increased $8,261,273 (128%) to $14,728,837, due to sales of Universal of $7,431,366, which was acquired effective July 1, 1999 and increased sales at Atlantic of $829,907 (12.8%) due to continued strength in construction activity in Atlantic's markets, particularly the New York metropolitan area. Selling, general and administrative expenses, net increased $1,920,182 principally due to $1,846,067 relating to Universal, variable costs associated with increased sales at Atlantic and costs related to the relocation of Atlantic's headquarters. Atlantic's selling and administrative expense as a percentage of sales did not significantly change. Interest expense increased $162,344, principally due to increased borrowings relating to the Universal acquisition. Interest income decreased $35,750 due to lower average invested cash resulting from the Company's investment in Universal. Other income increased $27,481 largely due to service fees generated by Universal's credit card program and accounts receivable credit programs. During the third quarter of 1999, the Company provided for federal and state taxes at an effective tax rate of 36.9%, whereas during the third quarter of 1998, the Company provided for current state income taxes associated with the income from Atlantic.

Results of Operations - Nine Months Ended
  September 30, 1999 and 1998

     The Company reported net income of $745,020 for the nine months ended September 30, 1999, which included $1,019,029 of net income from Atlantic and $225,804 of net income from Universal, as compared with net income of $2,528,259 for the nine months ended September 30, 1998, which included $1,014,831 of net income from Atlantic and a $2,101,853 gain on sale of available-for-sale securities. Universal was acquired effective July 1, 1999.

           Sales increased $8,444,131 (45%) to $27,057,905, principally due to sales from Universal ($7,431,366), which was acquired effective July 1, 1999 and increased sales at Atlantic of $1,012,765 (5.4%), due to continued strength in construction activity in Atlantic's markets, particularly in the New York metropolitan area. Selling, general and administrative expenses, net increased $2,123,621, principally due to $1,846,067 of expenses relating to Universal, variable costs associated with increased sales at Atlantic and costs related to the relocation of Atlantic's headquarters. Atlantic's selling and administrative expense, as a percentage of sales, did not significantly change. Interest expense increased $125,436, principally due to increased borrowings related to the Universal acquisition. Interest income decreased $30,101 due to lower average invested cash resulting from the Company's investment in Universal. Other income increased $17,768 largely due to service fees generated by Universal's credit card program and accounts receivable credit programs. During the nine months of 1999, the Company provided for federal and state taxes at an effective tax rate of 39.3%, whereas during the nine months of 1998, the Company provided for current state income taxes associated with the income from Atlantic, as well as deferred tax expense resulting from the realized gain on the sale of the Company's holdings of the common stock of Monroc, Inc.

         The Company continues to seek the acquisition of or merger with privately held companies which businesses generate a recurring stream of income. Reported earnings in the near term will be affected by the timing and the size of any new acquisitions and the operating results of Atlantic and Universal.

Liquidity and Capital Resources

           As of September 30, l999, the Company had $1,520,126 in cash and cash equivalents compared with $5,001,881 at December 31, 1998.

           Cash flow provided by operations during the nine months of 1999 improved in comparison to the nine months of 1998 from $468,731 to $702,451 primarily due to improved operating income.

           Cash flows used in investing activities during the nine months of 1999 of $4,508,474 were primarily due to $3,879,427, net of cash acquired, used for the acquisition of Universal and $708,064 for additions to property and equipment, principally leasehold improvements, to Atlantic's new headquarters and the relocation of one of Universal's facilities.

           Cash flows provided by financing activities during the nine months of 1999 of $324,268 were from borrowings on the line of credit of $441,129, net of $116,861 of payments made on notes payable.

         In connection with the acquisition of Universal, the Company entered into a loan and security agreement with a financial institution for a $16,000,000 line of credit. Borrowings under the line of credit and term loan bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. The credit facility allows the Company to borrow against eligible accounts receivable and inventory under a formula basis and up to $3,000,000 on a five-year term loan to be amortized in equal monthly installments to June 2004. During the quarter ended September 30, 1999, the Company converted $2,900,000 of its borrowing under its line of credit to a term loan. Borrowings under the facility are secured by accounts receivable, inventory, and fixtures and equipment. Monthly interest and principal payments are based upon monthly accounts receivable collections, as defined. The loan and security agreement is in effect until June 24, 2002, unless demand for payment is made by the financial institution, and is automatically renewed from year to year thereafter. The loan and security agreement contains a number of covenants relating to the financial condition of the Company and its business operations. The Company borrowed $7,300,000 to finance the acquisition and refinance assumed debt of Universal.

           During September 1999 Atlantic Hardware and Supply Corp. ("Atlantic") guaranteed payment of certain accounts receivable of BRS Products, Inc. ("BRS") to its factor. BRS, a supplier to Atlantic, is a manufacturer of hollow metal doors and frames located in Hoboken, New Jersey. As of November 10, 1999, there was $77,282 of BRS' accounts receivable outstanding guaranteed by Atlantic.

           On October 28, 1999 BRS filed a petition for Chapter 11 bankruptcy. Atlantic agreed to provide debtor-in-possession financing to BRS in the form of a $750,000 revolving line of credit on eligible accounts receivable and a $320,000 term loan. The financing agreement is secured by a super priority lien on all of BRS' post-petition assets and a secured lien on all of its pre-petition assets. As of November 10, 1999, there was $119,377 outstanding on the revolving line of credit and $240,000 outstanding on the term loan.

         The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required. The Company's resources consist primarily of cash, investment in Atlantic and Universal, and notes receivable.

Year 2000 Date Conversion

           The year 2000 issue affects computer systems, equipment and other systems that have time-sensitive programs that may not properly recognize the year 2000.

           The Company's computer systems are currently being upgraded and, upon completion in the fourth quarter of 1999, they are expected to be Year 2000 compliant. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

         Management continues the process of surveying third parties with whom it has a material relationship primarily through written correspondence. Management is relying upon the response of these third parties in its assessment of Year 2000 readiness. Although the Company does not have significant data communications with its customers, suppliers, financial institutions and others, management cannot be certain as to the Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

           The Company has incurred internal staff cost, as well as consulting and other expenses, in preparing for the Year 2000. Because the Company has replaced a significant portion of its computer hardware in recent years and is currently updating its software, the costs incurred in addressing the Year 2000 issue have not had a material impact on the Company's business, results of operations, financial condition or liquidity.

         The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources that should be read in conjunction with the following disclosure on forward-looking statements.

Forward-Looking Statements

           This report contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words "anticipates," "expect," "may", "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe the implementation of SFAS 133 will have a significant impact on its financial position and results of operations.

                           PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a) Exhibits - Exhibit 27. Financial Data Schedule September 30,1999.

          (b) Reports on Form 8-K - The Registrant filed a report on Form 8-K dated July 8, 1999, which reported the Registrant's acquisition of the assets and business of Universal Supply Group, Inc. on June 25, 1999.

          Report on Form 8-K/A-1 - The Registrant filed a report on Form 8-K/A-1 dated September 8,1999, which amended the Company's report on Form 8-K dated July 8, 1999 relative to the acquisition of Universal Supply Group, Inc. on June 25, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 15, 1999                 COLONIAL COMMERCIAL CORP.

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