Form 10KSB
period 1999-12-31
COLONIAL COMMERCIAL CORP
filed 2000-03-31
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999   Commission File No. 1-6663

                            COLONIAL COMMERCIAL CORP.
                          ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

        New York                                       11-2037182
        --------                                       ----------
(State or other jurisdiction of                      (IRS Employer
Incorporation or Organization)                    Identification No.)

3601 Hempstead Turnpike, Levittown, New York           11756-1315
--------------------------------------------           ----------
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:    516-796-8400
                                                       ------------

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class                     Name of Exchange on Which Registered
    None                                          None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.05 Per Share
              Convertible Preferred Stock, Par Value $.05 Per Share
                                (Title of Class)

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

                      Yes  x          No
                         -----

Revenues for the fiscal year ended December 31, 1999 were $42,258,954.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $12,147,605 as of March 27, 2000.

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 27,2000.

Common Stock, par value $.05 per share - 1,523,521 shares. Convertible Preferred Stock par value $.05 per share - 1,532,525 shares.

                       Documents Incorporated by Reference

Document                                               Part
Registrant's 2000 Proxy Statement for Annual Meeting
  of Shareholders on June 7,2000                       III
Registrant's 1999 Annual Report to Shareholders        I, II

PART I.

Item 1(a)  Business Developments
---------  ---------------------

           Colonial Commercial Corp. (the "Company" or "Registrant") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant" or "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

           On March 24, 2000, the Company acquired BRS Products, Inc. ("BRS") a manufacturer of hollow metal doors and frames, pursuant to its prior agreement to fund BRS's plan of reorganization. The BRS corporate name was changed to Well-Bilt Steel Products, Inc. ("Well-Bilt").

           On June 25, 1999, the Company purchased all of the assets, subject to all of the liabilities of Universal Supply Group, Inc. ("Universal") for approximately $10.9 million in cash. In connection with the acquisition, Colonial entered into a $16 million secured lending facility with LaSalle National Bank. Colonial financed the acquisition with $4.0 million of existing cash and a $6.5 million borrowing under the new facility. The borrowings are secured by substantially all of the assets of Universal and Atlantic Hardware and Supply Corporation ("Atlantic"), a wholly-owned subsidiary of Colonial, as well as the corporate guarantee of the Company.

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

Item 1(b)  Business Description
---------  --------------------

     Since the acquisition of Universal in 1999 and the 1995 acquisition of Atlantic, the Registrant's principal business activity is the distribution of builders' hardware, which is described in more detail below and climate control systems, heating, ventilation and air conditioning equipment to building contractors, which is also described below. The Registrant continues to seek acquisitions of going concerns.

Atlantic - Builders' Hardware
-----------------------------

     Atlantic's primary business is the distribution of door hardware, doors and doorframes used in new building construction, buildings being rehabilitated, interior tenant buildouts, and building maintenance. Products sold by Atlantic include all types of mechanical and electronic hardware, such as locks, doorknobs, door closers, hinges and other door-related hardware. Atlantic services the contract hardware market, usually as a material supplier only, on a wide range of commercial, residential, and institutional construction projects, such as office buildings, hospitals, schools, hotels and high-rise apartment buildings.

     Atlantic had approximately 475 customers in 1999. No customer accounted for more than 9.5% of Atlantic's sales in 1999. Atlantic believes that the loss of any one customer would not have a material adverse effect on its business.

     As of December 31, 1999, Atlantic had $13,425,000 in firm backlog of orders. Atlantic expects that approximately 95% of the backlog of orders as of December 31, 1999 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations.

     Atlantic purchases products from approximately 390 suppliers. In 1999, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect upon its business.

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

Universal - Climate Control Systems, Heating, Ventilation And Air Conditioning
------------------------------------------------------------------------------
Equipment
---------

           Universal is a distributor of heating, ventilation, air conditioning equipment(HVAC) and climate control systems. Universal's products are marketed primarily to HVAC contractors, who, in turn, sell such products to residential, commercial and industrial customers. Universal also provides technical field support, in-house training and climate control consultation for engineers and installers.

           Universal had approximately 4,000 customers in 1999. No customer accounted for more than 4.6% of Universal's sales in 1999. Universal believes that the loss of any one customer would not have a material adverse effect on its business.

           Universal purchases products from approximately 500 suppliers. In 1999, two suppliers accounted for 39.5% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect upon its business.

           Universal competes primarily with other distributors in its geographical region. Universal believes it's one of the largest HVAC distributors in northern New Jersey. Universal believes it maintains a competitive edge by providing in-house training and technical field support to its customers.

Management and Employees
------------------------

     As of December 31, 1999, the Registrant had 155 employees, of whom two were executive officers at its corporate offices in Levittown, New York. Sixty two
(62) of the employees are employed by Atlantic and eight-nine (89) employees are employed by Universal. The Company believes its employee relations are satisfactory.

Item 2.  Properties
-------  ----------

     Registrant's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

     Atlantic maintains office and warehouse space of approximately 16,000 square feet at 5-20 54th Avenue, Long Island City, New York under a lease expiring in 2009. Atlantic also maintains leased sales offices and warehouse space in Bensenville, Illinois; Norcross, Georgia and Bensalem, Pennsylvania.

           Universal maintains its general and warehouse office in Hawthorne, New Jersey and additional warehouses in Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Rochelle Park, New Jersey and Long Island City and New Hampton, New York.

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

                                      None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                            Not Applicable


Item 5. Market for the Registrant's Common Stock, Convertible Preferred Stock and Related Stockholder Matters

     The information required to be provided is incorporated by reference from page 3 of the Registrant's 1999 Annual Report to Stockholders.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

     The information required to be provided is incorporated by reference from pages 4 and 5 of the Registrant's 1999 Annual Report to Stockholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The consolidated financial statements of the Registrant and the independent auditors' report thereon of KPMG LLP, independent certified public accountants, as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, are incorporated herein by reference from pages 8 through 30 of the Registrant's 1999 Annual Report to Stockholders.

Item 8.  Disagreements on Accounting and Financial Disclosures
-------  -----------------------------------------------------

                            None

PART III

Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

     The information required to be provided is incorporated by reference to Registrant's 2000 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

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


      Name, Age                       Business Experience
     and Position                    During Past Five Years
     ------------                    ----------------------

Bernard Korn,  74             From prior to January 1993 to present,
  Chairman of the Board,        Chairman of the Board and President,
  President, Chief Executive    Chief Executive Officer of the Company
  Officer

James W. Stewart, 53          From prior to January 1993, Executive
  Executive Vice President,     Vice President, Treasurer and
  Secretary, Treasurer          Secretary of the Company.

     The information required to be provided is incorporated by reference to Registrant's 2000 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 10.  Executive Compensation.
--------  -----------------------

           The information required to be provided is incorporated by reference to Registrant's 2000 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
Management.
-----------

           The information required to be provided is incorporated by reference to Registrant's 2000 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information required to be provided is incorporated by reference to the Registrant's 2000 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Exhibits and Report on Form 8-K
--------  -------------------------------

Exhibits
--------

        The exhibits listed on the Index to Exhibits following the signature page herein are filed as part of this Form 10-KSB.

Reports on Form 8-K
-------------------

        Registrant filed no reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLONIAL COMMERCIAL CORP.
                            (Registrant)


                             By: /s/ Bernard Korn
                                 ----------------
                             Bernard Korn, President

                             By: /s/ James W. Stewart
                                 --------------------
                             James W. Stewart
                             Treasurer, Chief Financial
                             And Accounting Officer

Dated:  March 29 , 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated:

                             By: /s/ Bernard Korn
                                 ----------------
                                 Bernard Korn, President & Director

                             By: /s/ James W. Stewart
                                 --------------------
                                 Executive Vice President, Treasurer
                                 And Secretary/Director

                             By: /s/ Gerald S. Deutsch
                                 ---------------------
                                 Gerald S. Deutsch, Director

                             By: /s/ William Koon
                                 ----------------
                                 William Koon, Director

                             By: /s/ Donald K. MacNeill
                                 ----------------------
                                 Donald K. MacNeill

                             By: /s/ Ronald Miller
                                 -----------------
                                 Ronald Miller, Director

                             By: /s/ Jack Rose
                                 -------------
                                 Jack Rose, Director

                             By: /s/ Paul Selden
                                 ---------------
                                 Paul Selden, Director

                             By: /s/ Carl L. Sussman
                                 -------------------
                                 Carl l. Sussman



                                INDEX TO EXHIBITS
                                     Item 1

                                                                             Incorporated by
                                               Filed                           Reference From
Exhibits                                      Herewith   Form      Date           Exhibit
--------                                      --------   ----      ----            ------

  3 (a) Certificate of  Incorporation of
        Registrant                                       8-K       1/5/83              1
        (i ) Certificate of Amendment of
             the Certificate of Incorporation
             Re: Authorized Common and
             Convertible Preferred Shares
    (b) By-Laws of Registrant                            8-K       1/5/83              1
10  (a) Employment Agreement dated as
          of January 1, 1999 between
          Registrant and Bernard Korn                    10-KSB    3/31/99        10(a)
    (b) Employment Agreement dated as
         of January 1, 2000 between
         Registrant and James W. Stewart       Yes
    (c) 1986 Stock Option Plan                           10-K      3/30/88        10(c)(ii)
    (d) 1996 Stock Option Plan                           S-8       10/2/97         28 B
    (e)  Promissory Note dated December 8
          1997 for $632,139.37 Wilbur F.
          Breslin to Registrant
    (f) Certain documents relating to
         Atlantic Hardware & Supply Corp.
        (iii) Employment Agreement dated
               January 1, 1999 between
               Atlantic Hardware and Supply
               Corporation and Paul Selden              10-KSB     3/31/99        10(g)(iii)
    (g) Purchase agreement dated March,
         25, 1999 for business and assets
         subject to certain liabilities of
         Universal Supply Group, Inc.                   10-KSB    12/31/98        10(g)
         (i) Amendment No. 1 dated June
              25, 1999 to Purchase Agreement
              dated March 25, 1999                       8-K        7/8/99        10(a)(ii)
        (ii) Employment agreement dated
              June 25, 1999 between Colonial
              Commercial Sub Corp. and
              William Pagano                             8-K        7/8/99        10(a)(iii)
        (iii) Loan and Security Agreement
               dated June 24, 1999 between
               LaSalle Bank National Associa-
               tion and Colonial Commercial
               Sub Corp.                                 8-K        7/8/99         10(a)(iv)





                                INDEX TO EXHIBITS
                                     Item 1

                                                                   Incorporated by
                                     Filed                           Reference From
 Exhibits                           Herewith   Form      Date           Exhibit
---------                           --------   ----       ---            ------


        (iv) Demand Note dated June 24,
               1999 between LaSalle Bank
               National Association and
               Colonial Commercial Sub Corp.    8-K    7/8/99   10(a)(v)
         (v) Guaranty of all liabilities and
               Security Agreement of Colonial
               Commercial Sub Corp. by
               Colonial Commercial Corp. to
               LaSalle Bank National Associa-
               tion dated June 24, 1999         8-K    7/8/99   10(a)(vi)
    (h) Lease dated February 27, 1992 by
           and between Registrant and 3601
           Turnpike Associates                 10-KSB  3/29/93  10(h)(iii)
    (i) Renewal letter dated May 6, 1996       10-KSB  3/25/96  10(g)(i )
11      Statement re computation of per share
        Earnings (loss) (not filed since
        computations are readily apparent from
        the consolidated financial statements)
13      Annual Report of the Registrant for
        The fiscal year ended December 31,
        1999. Such report, except for those
        portions which are expressly
        incorporated by reference herein, is
        furnished for the information of the
        Commission and is not to be deemed
        "filed" as part of this filing.
        Financial statement schedules that are
        not applicable are omitted or
        included in The consolidated financial
        statement footnotes.                   Yes
21      Subsidiaries of Registrant             Yes
23      Consent of Independent Accountants     Yes
27      Financial Data Schedule                Yes

