Form 10-Q
period 2000-03-31
COLONIAL COMMERCIAL CORP
filed 2000-05-15
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




         For the Quarter Ended March 31, 2000 Commission File No. 1-6663
         ------------------------------------ --------------------------

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

                        Yes X             No __
                            -

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of April 21, 2000.

      Common Stock, par value $.05 per share - 1,523,521 shares Convertible Preferred Stock, par value $.05 per share - 1,532,525 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                      PAGE NO.
                                                                      --------
PART I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           March 31,2000(unaudited) and
           December 31, 1999                                             1

          Consolidated Statements of Operations for the
           Three Months ended March 31, 2000 and
           1999(unaudited)                                               2

          Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2000 and
           1999(unaudited)                                               3

          Notes to Consolidated Financial Statements
           (unaudited)                                                   4

 Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                             10

 Item 4 - Submission of Matters to a Vote of Security Holders           10

 Item 6 - Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                              10

Item 1.  Financial Statements
                                     PART 1.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

ASSETS                                                                 2000          1999
------                                                                 ----          ----
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                         $ 2,095,698     1,759,954
  Accounts receivable, net of allowance for doubtful accounts
    of $989,000 in 2000 and $828,000 in 1999, respectively           11,738,442    11,961,043
  Inventory                                                          10,526,231     8,126,981
  Note receivable - current portion                                        --         316,069
  Advances to BRS Products, Inc.                                           --       1,101,251
  Prepaid expenses and other assets                                   1,042,274       755,267
  Deferred taxes                                                        686,000       498,000
                                                                    -----------   -----------
           Total current assets                                      26,088,645    24,518,565

Deferred taxes                                                        3,192,002     3,192,002
Property and equipment, net                                           3,149,551     1,502,028
Excess of cost over fair value of net assets acquired
     and other intangibles, net                                       3,753,155       365,482
                                                                    -----------   -----------
                                                                    $36,183,353    29,578,077
                                                                    -----------   -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 3,971,751     2,803,946
  Accrued liabilities                                                 1,770,352     2,111,311
  Income taxes payable                                                   24,807        40,393
  Borrowings under credit facility                                   15,009,879    11,778,995
  Notes payable - current portion                                       173,091       158,335
                                                                    -----------   -----------
            Total current liabilities                                20,949,880    16,892,980

Notes payable, excluding current portion                                331,893       345,166
Obligations to former creditors of BRS Products, Inc.                 2,930,981          --
Excess of acquired net assets over cost, net                            583,446       611,679
                                                                    -----------   -----------
            Total liabilities                                        24,796,200    17,849,825
                                                                    -----------   -----------

Stockholders' equity:
  Convertible preferred stock, $.05 par value, liquidation
    preference of $7,662,625 and $7,664,915 at March 31, 2000 and
    December 31, 1999, respectively, 2,468,860 shares authorized,
    1,532,525 and 1,532,983 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                76,626        76,649
  Common stock, $.05 par value, 20,000,000 shares authorized
     1,523,521 and 1,523,063 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                76,177        76,154
  Additional paid-in capital                                          8,936,114     8,936,114
  Retained earnings                                                   2,298,236     2,639,335
                                                                    -----------   -----------
            Total stockholders' equity                               11,387,153    11,728,252
                                                                    -----------   -----------

Commitments and contingencies
                                                                    $36,183,353    29,578,077
                                                                    ===========   ===========






See accompanying notes to consolidated financial statements.





                            COLONIAL COMMERCIAL CORP.

                        Consolidated Statements of Income

                   Three Months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                       2000             1999
                                                       ----             ----
Sales                                              $ 11,604,330       5,987,085
Cost of sales                                         8,080,566       4,268,971
                                                   ------------      ----------
          Gross profit                                3,523,764       1,718,114
                                                   ------------      ----------


Selling, general and administrative
   expenses, net                                      3,869,300       1,489,598
                                                   ------------      ----------

          Operating income (loss)                      (345,536)        228,516

Interest income                                          13,265          66,994
Other income                                             19,833           2,465
Interest expense                                       (256,661)        (37,110)
                                                   ------------      ----------

          Income (loss) before income taxes            (569,099)        260,865

Income taxes                                           (228,000)        109,700
                                                   ------------      ----------

          Net income (loss)                        $   (341,099)        151,165
                                                   ============      ==========

Net income (loss) per common share:
   Basic                                           $      (0.22)           0.10
                                                   ============      ==========
   Diluted                                         $      (0.22)           0.05
                                                   ============      ==========
Weighted average shares outstanding:
   Basic                                              1,523,216       1,470,367
   Diluted                                            1,523,216       3,125,471



See accompanying notes to consolidated financial statements






                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Cash Flows

                   Three Months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                        2000             1999
                                                                        ----             ----
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
    Net income (loss)                                               $  (341,099)       151,165
    Adjustments to reconcile net income (loss) to cash
       provided by (used in) operating activities:
         Deferred tax expense (benefit)                                (188,000)        57,000
          Provision for allowance for doubtful accounts                 104,657         60,000
          Depreciation                                                   89,402         30,167
          Amortization of intangibles                                    13,959           --
          Amortization of excess of acquired net assets
             over cost                                                  (28,233)       (28,233)
          Changes in assets and liabilities, net of effects of
             the purchase of Well-Bilt Steel Products, Inc.:
              Accounts receivable                                     1,163,737      1,055,035
              Inventory                                              (2,273,106)        99,724
              Prepaid expenses and other assets                        (144,414)         4,962
              Accounts payable                                          945,073       (258,529)
              Accrued liabilities                                      (343,552)      (368,195)
              Income taxes payable                                      (15,586)        13,669
                                                                    -----------      ---------
          Net cash provided by (used in) operating activities        (1,017,162)       816,765
                                                                    -----------      ---------

Cash flows from investing activities:
   Purchase of licensing agreement                                      (22,000)          --
   Acquisition of Well-Bilt Steel Products, Inc.,
      net of cash acquired                                             (440,755)          --
   Payments received on notes receivable                                316,069           --
   Additions to property and equipment                                 (355,889)       (60,537)
   Advances to BRS Products, Inc.                                    (1,223,481)          --
                                                                    -----------      ---------
          Net cash used in investing activities                      (1,726,056)       (60,537)
                                                                    -----------      ---------

Cash flows from financing activities:
   Payments on notes payable                                            (40,042)        (4,542)
   Payments of obligations of former creditors of
     BRS Products, Inc.                                                (111,880)          --
   Net borrowings (repayments) under credit facility                  3,230,884     (1,528,219)
                                                                    -----------      ---------
          Net cash provided by (used in) financing activities         3,078,962     (1,532,761)
                                                                    -----------      ---------
Increase (decrease) in cash and cash equivalents                        335,744       (776,533)

Cash and cash equivalents - beginning of period                       1,759,954      5,001,881
                                                                    -----------      ---------

Cash and cash equivalents - end of period                           $ 2,095,698      4,225,348
                                                                    ===========      =========

See accompanying notes to consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 2000 and December 31, 1999

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company"), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results that may be achieved for the full year.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l999 Annual Report filed on Form 10-KSB.

(2)  Business Acquisition
     --------------------

     On March 24, 2000, the Company acquired all of the stock of Well-Bilt Steel Products, Inc.("Well-Bilt") (formerly BRS Products, Inc. ("BRS")). Well-Bilt is a manufacturer of hollow metal doors and frames. On February 8, 2000, the bankruptcy court confirmed BRS' plan of reorganization with the effective date to be the date that BRS vacated its Hoboken, New Jersey facility. On March 24,2000, BRS vacated its New Jersey facility and, in accordance with the plan of reorganization, the Company made its required minimum capital contribution of $800,000 and funded an unsecured creditors' trust in the amount of $105,000. The Company is required to make an additional $400,000 capital contribution on or before the first anniversary of the effective date and to make four (4) equal annual installments of $67,500 to the unsecured creditors' trust on the first four anniversaries of the effective date. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the fair value of the net liabilities assumed at the date of the acquisition, pending final determination of certain acquired assets and liabilities. In particular, the Company has not finalized the impact of the acquisition on the Company's combined projected future taxable income and, accordingly, no determination has been made as to the amount, if any, of deferred tax asset that will be recognized in the final allocation of the purchase price. The excess of cost over the fair value of net liabilities assumed, prior to the final allocation, is estimated to be approximately $3,379,000. The excess cost over the fair value of net liabilities assumed will be amortized on a straight-line basis over a twenty-year period. The results of operations of Well-Bilt have been included in the Company's consolidated statement of operations commencing March 24, 2000. Pro forma results of operations for the three-month periods ended March 31, 1999 and March 31,2000 were not provided as the information to prepare such pro forma results was not readily available.

     In connection with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired           $  6,653,230
     Cash paid (including advances of
        $2,324,732) and amounts accrued         3,384,094
                                                ---------
     Fair value of liabilities assumed       $  3,269,136
                                                =========

(3)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:
                                          Three Months Ended March 31,
                                              2000             1999
                                              ----             ----
     Cash paid during the period for:

     Interest                            $  282,462         $   41,596
     Income taxes                        $   86,382         $  152,768

     During the three months ended March 31, 2000, the Company retired 458 shares of convertible preferred stock, which were converted to a similar number of common shares.

     During the three months ended March 31, 2000, notes payable of $41,525 were incurred for the purchase of automobiles.

     The amounts previously reflected as advances to BRS Products, Inc. on the accompanying consolidated balance sheet as of December 31, 1999, as well as additional advances made subsequent to December 31, 1999, have been treated as part of the purchase price of Well-Bilt and allocated to assets acquired and liabilities assumed.

(4)  Comprehensive Income
     --------------------
     The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss).

(5)  Net Income (Loss) Per Common Share
     ----------------------------------
     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                               Three Months Ended March 30,
                                                  2000           1999
                                               ----------      ---------
Net income (loss) (numerator)                $  (341,099)     $  151,165

Weighted average common shares
  (denominator for basic income
  (loss) per share)                            1,523,216       1,470,367

Effect of dilutive securities:
  Convertible preferred stock                       --         1,585,679
  Employee stock options                            --            69,425
                                              ----------      ----------
Weighted average common and
  potential common shares
  outstanding (denominator for
  diluted income (loss) per share)             1,523,216       3,125,471
                                              ==========      ==========

Basic income (loss) per share                       (.22)            .10
                                              ==========      ==========
Diluted income (loss) per share                     (.22)            .05
                                              ==========      ==========


(6) Industry Segments
    -----------------

    The Company has three reportable segments: (1) door hardware and door distribution (previously referred to as door hardware and doors),(2)door and doorframe manufacturing (effective March 24, 2000), and (3) heating, ventilating and air conditioning ("HVAC")(effective July 1, 1999). Summarized financial information for each of the Company's segments for the three months ended March 31, 2000 and 1999 follows.

    Upon the completion of the acquisition of Well-Bilt (note 2), the Company changed the composition of its reportable segments. The segment previously reported as investing activities is no longer operating in that capacity, but rather only represents corporate headquarters. As such, previously reported segment information has been restated to conform to this new presentation.

THREE MONTHS ENDED
MARCH 31, 2000
                   Door  hardware         Door and
                       and door           doorframe                         Corporate and                      Consolidated
                    distribution        manufacturing       HVAC             unallocated      Eliminations       totals
                   -------------        -------------       ----           -------------      ------------        -----

Revenues           $  4,336,499               --         7,267,831               --                 --           11,604,330
Operating income
   (loss)              (114,683)(a)       (153,106)         74,992(a)        (152,739)(a)           --             (345,536)
Other income
  (loss)                   (481)             5,394          14,671                249               --               19,833
Interest income            --                 --               389             38,713            (25,837)(b)         13,265
Interest expense         86,190              9,883         186,425               --              (25,837)(b)        256,661
Income before
  income taxes         (201,354)          (157,595)        (96,373)          (113,777)              --             (569,099)
Net income
  (loss)               (169,022)          (157,895)        (88,105)            73,923(c)            --             (341,099)
Total assets       $ 14,474,408          6,683,639      12,969,271          9,035,720(d)      (6,979,685)(e)     36,183,353
                   ============       ============    ============       ============       ============       ============



THREE MONTHS ENDED
MARCH 31, 1999
                         Door hardware
                            and door       Corporate and                    Consolidated
                          distribution     unallocated     Eliminations       totals
                         -------------     ------------     ------------       ------

Revenues                  $5,987,085            --               --          5,987,085
Operating income (loss)      411,894(a)     (183,378)(a)         --            228,516
Other income                   2,081             384             --              2,465
Interest income              107,808         (40,814)(b)        66,994
                                                                            ----------
Interest expense              77,924            --             (40,814)(b)      37,110
Income (loss) before
  income taxes               336,051         (75,186)            --            260,865
Net income (loss)            287,051        (135,886)(c)         --            151,165
Total assets              $9,222,327       8,924,826 (d)    (3,844,724)(e)  14,302,429
                          ----------      ----------        ----------      ----------


(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $62,400 in 2000 and $37,500 to the door hardware and door distribution segment in 1999, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments.

(b) Represents elimination of interest charged on intercompany borrowings.

(c) Includes $(188,000) and $60,700 of deferred tax expense (benefit), in 2000 and 1999, respectively, that is not allocated to any of the segments.

(d) Includes $3,878,002 and $493,000 in 2000 and 1999, respectively, of deferred tax assets that are not allocated to any segment.

(e) Represents elimination of intercompany receivables and the investment in the door hardware and door distribution segment, door and doorframe manufacturing segment and HVAC segment.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------

Results of Operations - Three Months Ended March 31, 2000 and 1999

    Registrant reported a net loss of $341,099 for the first quarter of 2000, which includes $169,022 of net loss from Atlantic Hardware and Supply Corporation ("Atlantic"), $88,105 of net loss from Universal Supply Group, Inc. ("Universal") and $157,895 of net loss from Well-Bilt Steel Products, Inc. ("Well-Bilt")(acquired effective March 24, 2000), as compared to net income of $151,165 for the first quarter of 1999, which included $287,051 of net income from Atlantic.

     Sales increased $5,617,245 to $11,604,330 principally due to Universal's sales of $7,267,831 (acquired June 30, 1999) net of a reduction in sales of Atlantic of $1,650,586. Well-Bilt had no sales during the quarter subsequent to its acquisition, due to the relocation of its manufacturing facilities. Atlantic's reduction in sales was due to the timing of shipments from its backlog of firm contracts. Atlantic's backlog of $15,200,000 is an increase of $1,900,000 from December 31, 1999 and $3,336,000 from March 31, 1999. Well-Bilt has a backlog of $6,548,000 as of March 31, 2000.

    Selling, general and administrative expenses, net, increased $2,379,702 from last year principally due to expenses relating to Universal ($2,083,187) and Well-Bilt ($153,106). Well-Bilt's expenses were mainly related to start-up costs related to the establishment of its relocated manufacturing facilities. Universal's expenses included approximately $110,000 of start-up expenses related to the expansion of its control systems business, and the opening of a new sales and distribution office in Long Island City, New York.

     Interest expense increased $219,551 due to increased borrowings related to Universal and the acquisition and financing of Well-Bilt. Interest income decreased $53,729 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt. Other income increased $17,368 largely due to service fees generated by Universal's credit card program and accounts receivable credit programs. During the March 31, 2000 quarter, the Company provided for a federal and state tax benefit at an effective rate of 40.1% as compared to a provision for federal and state taxes at an effective tax rate of 42.1% in the comparable 1999 quarter. Management anticipates that the tax benefit recorded in the quarter ended March 31, 2000 will be realized during the balance of the year as the operations return to profitability.

             The results of the first quarter are not indicative of the results expected for the entire year. Management expects that the Company will be profitable by the end of the year. Additional start-up expenses at Well-Bilt and Universal are anticipated in the second quarter. The expenses incurred for Universal's expanded control systems business during the first half of this year should have the effect of increasing earnings in the second half of the year. Well-Bilt is expected to become profitable during the third quarter of this year.

Liquidity and Capital Resources
-------------------------------

             As of March 31, 2000, the Registrant had $2,095,698 in cash and cash equivalents, compared to $1,759,954 at December 31, 1999.

             Cash flows provided by (used in) operations during the first quarter of the 2000 year decreased in comparison to the first quarter of the 1999 year from $816,765 to $(1,017,162) principally due to the loss from operations and a $2,273,106 increase in inventory, primarily at Atlantic, due to the timing of its shipments.

         Cash flows used in investing activities during the 2000 quarter of $1,726,056 were primarily due to $1,664,236, for the advances to and acquisition of Well-Bilt and $355,889 for the purchase of property and equipment, offset by the prepayment of the Breskel note in the amount of $316,069.

             Cash flows provided by financing activities during the 2000 quarter of $3,078,962 were primarily from net borrowings on a credit facility due to additional working capital needs this quarter, principally to finance the increase in inventory and advances to BRS prior to the acquisition on March 24, 2000, as well as other costs associated with such acquisition.

             The Company believes that its cash is adequate for its present operations and that additional credit is available should it be required.

Recent Accounting Pronouncements
--------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to the first fiscal quarter of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe that the implementation of SFAS 133 will have a significant impact on its financial position and results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. While management has not determined the impact of this interpretation, it is not expected to be material to the Company's results of operations.

Forward-looking Statements
--------------------------

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, "anticipates", "expects", "may", "intends" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited, to the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $130,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2000. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

The company's remaining interest bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None
------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits - Exhibit 27. Financial Data Schedule March 31, 2000.

            (b) Reports on Form 8-K - During the three months ended March 31,
                2000, the Registrant did not file any reports on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated: May 15, 2000              COLONIAL COMMERCIAL CORP.

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