Form 10-Q
period 2000-06-30
COLONIAL COMMERCIAL CORP
filed 2000-08-14
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED JUNE 30, 2000        COMMISSION FILE NO. 1-6663
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

                        Yes  X             No __
                            ---

Indicate the number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of July 31, 2000.

      Common Stock, par value $.05 per share                  - 1,529,020 shares
      Convertible Preferred Stock, par value $.05 per share   - 1,532,525 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.

PART I    FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheets as of
           June 30,2000 (unaudited) and
           December 31, 1999                                                   1

          Consolidated Statements of Operations
           Three Months ended June 30, 2000 and
           1999 (unaudited)                                                    2

          Consolidated Statements of Operations
           Six Months ended June 30, 2000 and
           1999 (unaudited)                                                    3

          Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 2000 and
           1999 (unaudited)                                                    4

          Notes to Consolidated Financial Statements
           (unaudited)                                                         5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                                   12

 Item 4 - Submission of Matters to a Vote of Security Holders                 12

 Item 6 - Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    13

Item 1.  Financial Statements



                                     PART 1.
                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

                  Assets                                                2000         1999
                  ------                                                ----         ----
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                         $ 1,672,985     1,759,954
  Accounts receivable, net of allowance for doubtful accounts
    of $1,054,000 in 2000 and $828,000 in 1999, respectively         15,680,063    11,961,043
  Inventory                                                          10,033,470     8,126,981
  Note receivable - current portion                                        --         316,069
  Advances to BRS Products, Inc.                                           --       1,101,251
  Prepaid expenses and other assets                                   1,020,221       755,267
  Deferred taxes                                                        829,000       498,000
                                                                    -----------   -----------
              Total current assets                                   29,235,739    24,518,565

Deferred taxes                                                        3,192,002     3,192,002
Property and equipment, net                                           4,499,773     1,502,028
Excess of cost over fair value of net assets acquired
     and other intangibles, net                                       3,719,316       365,482
                                                                    -----------   -----------
                                                                    $40,646,830    29,578,077
                                                                    -----------   -----------
              Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                  $ 6,210,098     2,803,946
  Accrued liabilities                                                 1,477,086     2,111,311
  Income taxes payable                                                   66,292        40,393
  Borrowings under credit facility                                   18,090,413    11,778,995
  Notes payable - current portion                                       173,489       158,335
                                                                    -----------   -----------
              Total current liabilities                              26,017,378    16,892,980

Notes payable, excluding current portion                                319,162       345,166
Obligations to former creditors of BRS Products, Inc.                 2,821,719          --
Excess of acquired net assets over cost, net                            555,213       611,679
                                                                    -----------   -----------
              Total liabilities                                      29,713,472    17,849,825
                                                                    -----------   -----------

Stockholders' equity:
  Convertible preferred stock, $.05 par value, liquidation
    preference of $7,662,623 and $7,664,915 at June 30, 2000 and
    December 31, 1999, respectively, 2,468,860 shares authorized,
    1,532,525  and 1,532,983 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                 76,626        76,649
  Common stock, $.05 par value, 20,000,000 shares authorized
    1,529,020  and 1,523,063 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                 76,451        76,154
  Additional paid-in capital                                          8,944,089     8,936,114
  Retained earnings                                                   1,836,192     2,639,335
                                                                    -----------   -----------
              Total stockholders' equity                             10,933,358    11,728,252
                                                                    -----------   -----------

Commitments and contingencies
                                                                    $40,646,830    29,578,077
                                                                    ===========   ===========


See accompanying notes to consolidated financial statements                   1





                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                    Three Months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                        2000             1999
                                                        ----             ----

Sales                                              $ 17,239,144       6,341,983
Cost of sales                                        12,455,682       4,645,408
                                                   ------------      ----------
         Gross profit                                 4,783,462       1,696,575
                                                   ------------      ----------


Selling, general and administrative
   expenses, net                                      4,922,629       1,571,335
                                                   ------------      ----------

          Operating income (loss)                      (139,167)        125,240

Interest income                                          18,442          57,651
Other income                                              5,153           1,369
Interest expense                                       (418,472)        (45,397)
                                                   ------------      ----------

          Income (loss) before income taxes            (534,044)        138,863

Income tax expense (benefit)                            (72,000)         67,500
                                                   ------------      ----------

          Net income (loss)                        $   (462,044)         71,363
                                                   ============      ==========

Net income (loss) per common share:
   Basic                                           $      (0.30)           0.05
                                                   ============      ==========
   Diluted                                         $      (0.30)           0.02
                                                   ============      ==========

Weighted average shares outstanding:
   Basic                                              1,523,521       1,508,882
   Diluted                                            1,523,521       3,150,989




See accompanying notes to consolidated financial statements                   2


                            COLONIAL COMMERCIAL CORP.

                      Consolidated Statements of Operations

                     Six Months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                        2000            1999
                                                        ----            ----
Sales                                              $ 28,843,474      12,329,068
Cost of sales                                        20,536,248       8,914,379
                                                   ------------      ----------
         Gross profit                                 8,307,226       3,414,689
                                                   ------------      ----------


Selling, general and administrative
   expenses, net                                      8,791,929       3,060,933
                                                   ------------      ----------

          Operating income (loss)                      (484,703)        353,756

Interest income                                          41,589         124,644
Other income                                             24,987           3,835
Interest expense                                       (685,016)        (82,507)
                                                   ------------      ----------

          Income (loss) before income taxes          (1,103,143)        399,728

Income tax expense (benefit)                           (300,000)        177,200
                                                   ------------      ----------

          Net income (loss)                        $   (803,143)        222,528
                                                   ============      ==========

Net income (loss) per common share:
   Basic                                           $      (0.53)           0.15
                                                   ============      ==========
   Diluted                                         $      (0.53)           0.07
                                                   ============      ==========

Weighted average shares outstanding:
   Basic                                              1,523,368       1,489,624
   Diluted                                            1,523,368       3,138,230








See accompanying notes to consolidated financial statements                   3


                            COLONIAL COMMERCIAL CORP.
                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                        2000           1999
                                                                        ----           ----
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
    Net income (loss)                                                (803,143)       222,528
    Adjustments to reconcile net income (loss) to cash
       provided by (used in) operating activities:
          Deferred tax expense (benefit)                             (331,000)        88,000
          Provision for allowance for doubtful accounts               209,480        120,000
          Depreciation                                                231,827         62,856
          Amortization of excess of cost over fair value of net
             assets acquired and other intangibles                     76,288           --
          Amortization of excess of acquired net assets
             over cost                                                (56,466)       (56,466)
          Changes in assets and liabilities, net of effects of
             the purchase of Well-Bilt Steel Products, Inc.:
              Accounts receivable                                  (2,882,707)     1,121,599
              Inventory                                            (1,780,345)      (161,161)
              Prepaid expenses and other assets                      (122,361)       (73,844)
              Accounts payable                                      3,189,497         63,744
              Accrued liabilities                                    (636,153)      (371,647)
              Income taxes payable                                     24,699       (113,483)
                                                                   ----------     ----------
          Net cash provided by (used in) operating activities      (2,880,384)       902,126
                                                                   ----------     ----------

Cash flows from investing activities:
   Purchase of licensing agreement                                    (22,000)          --
  Payment for acquisition of Universal Supply Group, Inc.,
   net of cash acquired                                                  --       (3,808,498)
   Acquisition of Well-Bilt Steel Products, Inc.,
      net of cash acquired                                           (474,788)          --
   Payments received on notes receivable                              316,069         79,017
   Additions to property and equipment                             (1,848,535)      (212,552)
   Advances to BRS Products, Inc.                                  (1,223,481)          --
                                                                   ----------     ----------
          Net cash used in investing activities                    (3,252,735)    (3,942,033)
                                                                   ----------     ----------

Cash flows from financing activities:
   Payments on notes payable                                          (52,375)        (9,168)
   Payments of obligations of former creditors of
     BRS Products, Inc.                                              (221,142)          --
   Net borrowings (repayments) under credit facility                6,311,418       (167,995)
    Proceeds from the exercise of employee stock options                8,249           --
                                                                   ----------     ----------
          Net cash provided by (used in) financing activities       6,046,150       (177,163)
                                                                   ----------     ----------

Increase (decrease) in cash and cash equivalents                      (86,969)    (3,217,070)

Cash and cash equivalents - beginning of period                     1,759,954      5,001,881
                                                                   ----------     ----------

Cash and cash equivalents - end of period                         $ 1,672,985      1,784,811
                                                                  ===========     ==========





See accompanying notes to consolidated financial statements.                  4

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       June 30, 2000 and December 31, 1999

                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company"), included herein have been prepared by the Company and are unaudited; however, such information reflects all adjust-ments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results that may be achieved for the full year.

    Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's l999 Annual Report filed on Form 10-KSB.

(2) BUSINESS ACQUISITION
    --------------------

    On March 24, 2000, the Company acquired all of the stock of Well-Bilt Steel Products, Inc.("Well-Bilt") (formerly BRS Products, Inc. ("BRS")). Well-Bilt is a manufacturer of hollow metal doors and frames. On February 8, 2000, the bankruptcy court confirmed BRS' plan of reorganization with the effective date to be the date that BRS vacated its Hoboken, New Jersey facility. On March 24,2000, BRS vacated its New Jersey facility and, in accordance with the plan of reorganization, the Company made its required minimum capital contribution of $800,000 and funded an unsecured creditors' trust in the amount of $105,000. The Company is required to make an additional $400,000 capital contribution on or before the first anniversary of the effective date and to make four (4) equal annual installments of $67,500 to the unsecured creditors' trust on the first four anniversaries of the effective date. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the fair value of the net liabilities assumed at the date of the acquisition, pending final determination of certain acquired assets and liabilities. In particular, the Company has not finalized the impact of the acquisition on the Company's combined projected future taxable income and, accordingly, no determination has been made as to the amount, if any, of deferred tax asset that will be recognized in the final allocation of the purchase price. The excess of cost over the fair value of net liabilities assumed, prior to the final allocation, is estimated to be approximately $3,379,000. The excess cost over the fair value of net liabilities assumed will be amortized on a straight-line basis over a twenty-year period. The results of operations of Well-Bilt have been included in the Company's consolidated statement of operations commencing March 24, 2000. Pro forma results of operations for the three and six month periods ended June 30, 1999 and June 30,2000 were not provided as the information to prepare such pro forma results was not readily available.

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
                                                =========

(3) SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

    The following is supplemental information relating to the consolidated statements of cash flows:
                                                     Six Months Ended
                                               June 30, 2000     June 30, 1999
                                               -------------     -------------
    Cash paid during the period for:
         Interest                               $ 704,210          $   80,335
         Income taxes                           $  86,234          $  203,268

     During the six months ended June 30, 2000 and 1999, the Company retired 458 and 52,763 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

(4)  COMPREHENSIVE INCOME
     --------------------

     The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

(5)  NET INCOME (LOSS) PER COMMON SHARE
     ----------------------------------

     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                              Six Months Ended June 30,    Three Months Ended June 30,
                                    2000           1999        2000           1999
                                    ----           ----        ----           ----

Net income (loss) (numerator)    $ (803,143)   $  222,528   $ (462,044)   $   71,363
                                 ==========    ==========   ==========    ==========

Weighted average common shares
 (denominator for basic
 income per share)                1,523,368     1,489,624    1,523,521     1,508,882
Effect of dilutive securities:
 Convertible preferred stock           --       1,566,422         --       1,547,164
 Employee stock options                --          82,184         --          94,943
                                 ----------    ----------   ----------    ----------

Weighted average common and
 potential common shares
 outstanding (denominator for
 diluted income per share)        1,523,368     3,138,230    1,523,521     3,150,989
                                 ==========    ==========   ==========    ==========

Basic income per share           $     (.53)   $      .15   $     (.30)   $      .05
                                 ==========    ==========   ==========    ==========

Diluted income per share         $     (.53)   $      .07   $     (.30)   $      .02
                                 ==========    ==========   ==========    ==========

             Employee stock options totaling 301,800 for the quarter and six months ended June 30, 2000 were not included in the net income
             (loss) per common share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options for the quarter or six months ended June 30, 1999.

(6)   INDUSTRY SEGMENTS
      -----------------

      The Company has three reportable segments: (1) door hardware and door distribution (previously referred to as door hardware and doors), (2) door and doorframe manufacturing (effective March 24, 2000), and (3) heating, ventilating and air conditioning ("HVAC") (effective July 1, 1999). Summarized financial information for each of the Company's segments for the three and six months ended June 30, 2000 and 1999 follows.

      Upon the completion of the acquisition of Well-Bilt (note 2), the Company changed the composition of its reportable segments. The segment previously reported as investing activities is no longer operating in that capacity, but rather only represents corporate headquarters. As such, previously reported segment information has been restated to conform to this new presentation.



THREE MONTHS ENDED
JUNE 30, 2000

                   Door  hardware      Door and
                       and door        doorframe                          Corporate and                           Consolidated
                    distribution     manufacturing          HVAC           unallocated         Eliminations           totals
                   -------------     -------------          ----          ------------         ------------           -----

Revenues           $  7,504,475          1,885,958          8,651,089             --             ( 802,378)(f)     17,239,144
Operating income
   (loss)               599,236(a)        (793,671)(a)        297,020(a)       (241,752)(a)           --             (139,167)
Other income
  (loss)                   (126)           (10,095)            15,374              --                 --                5,153
Interest income          62,384               --                  406            35,451            (79,799)(b)         18,442
Interest expense        193,830             98,710            205,731              --              (79,799)(b)        418,472
Income  (loss)
  before income
  taxes                 467,664           (902,476)           107,069          (206,301)              --             (534,044)
Net income
  (loss)                356,402           (902,776)            94,131            (9,801)(c)             --           (462,044)
Total assets         16,024,280          8,309,431         13,692,526        12,451,320 (d)     (9,830,727)(e)     40,646,830
                   ============       ============       ============      ============       ============       ============

SIX MONTHS ENDED
JUNE 30, 2000
                    Door  hardware      Door and
                        and door        doorframe                          Corporate and                           Consolidated
                     distribution     manufacturing          HVAC           unallocated         Eliminations           totals
                    -------------     -------------          ----          ------------         ------------           -----

Revenues            $11,840,974          1,891,380         15,918,920          --                 (807,800)(f)     28,843,474
Operating income
   (loss)               479,131(a)        (941,355)(a)        372,012(a)       (394,491)(a)           --             (484,703)
Other income
  (loss)                   (607)            (4,701)            30,045               250               --               24,987
Interest income          72,267                                   795            74,163           (105,636)(b)         41,589
Interest expense        289,903            108,593            392,156          --                 (105,636)(b)        685,016
Income (loss)
  before income
  taxes                 260,888         (1,054,649)            10,696          (320,078)              --           (1,103,143)
Net income
  (loss)                181,958         (1,055,249)             6,026            64,122(c)            --             (803,143)

Total assets         16,024,280          8,309,431         13,692,526        12,451,320(d)      (9,830,727)(e)     40,646,830
                     ==========       ============         ==========        ==========       ============        ===========


THREE MONTHS ENDED
JUNE 30, 1999
                     Door                                                             Consolidated
                   hardware                        Corporate                             Dated
                   and door             HVAC       unallocated        Eiminations        Totals
                 distribution
                   --------             ----       -----------        -----------        ------

Revenues           $ 6,341,983             --            --                --           6,341,983
Operating
 income (loss)         339,626(a)          --        (214,386)(a)          --             125,240
Other income             1,370             --              (1)             --               1,369
Interest
 Income                   --               --          81,473           (23,822)(b)        57,651
Interest
 Expense                69,219             --            --             (23,822)(b)        45,397
Income (loss)
 before income
 Taxes                 271,777             --        (132,914)             --             138,863
Net income
 (loss)                236,777             --        (165,414)(c)          --              71,363
Total assets       $ 9,542,747       11,438,121    12,448,095(d)     (6,454,539)(e)    26,974,424
                   -----------      ===========   ===========       ===========       ===========



SIX MONTHS ENDED
JUNE 30, 1999

                   Door                                                             Consolidated
                   hardware                        Corporate                             Dated
                   and door             HVAC       unallocated        Eiminations        Totals
                 distribution
                   --------             ----       -----------        -----------        ------

Revenues           $12,329,068             --            --                --          12,329,068
Operating
 income (loss)         751,520(a)          --        (397,764)(a)          --             353,756
Other income             3,451             --             384              --               3,835
Interest
 Income                   --               --         189,280           (64,636)(b)       124,644
Interest
 Expense               147,143             --            --             (64,636)(b)        82,507
Income (loss)
 before income
 Taxes                 607,828             --        (208,100)             --             399,728
Net income
 (loss)                523,828             --        (301,300)(c)          --             222,528
Total assets       $ 9,542,747       11,438,121    12,448,095(d)     (6,454,539)(e)    26,974,424
                   ===========      ===========   ===========       ===========       ===========


(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $124,800 and $75,000 in the six months ended June 30, 2000 and 1999, respectively and $62,400 and $37,500 in the three months ended June 30, 2000 and 1999, respectively, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments. No allocation was made to the door and doorframe manufacturing segment, as an allocation of costs incurred by corporate on behalf of the door and doorframe manufacturing segment has not been made.

(b)   Represents elimination of interest charged on intercompany borrowings.

(c) Includes $(331,000) and $93,200 of deferred tax expense (benefit) in the six months ended June 30, 2000 and 1999, respectively and $(143,000)and $32,500 in the three months ended June 30, 2000 and 1999, respectively, that is not allocated to any of the segments.

(d) Includes $4,021,002 and $4,112,000 in the six months and three months ended June 30, 2000 and 1999, respectively of deferred tax assets that are not allocated to any segment.






(e) Represents elimination of intercompany receivable and the investment in the door hardware and door distribution segment, door and doorframe manufacturing segment and HVAC segment.

(f)   Represents elimination of intersegment sales, which are priced at market.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------

Results of Operations - Three Months Ended June 30, 2000 and 1999

    Registrant reported a net loss of $462,044 for the second quarter of 2000, which includes $356,402 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), $94,131 of net income from Universal Supply Group, Inc. ("Universal") and $902,776 of net loss from Well-Bilt Steel Products, Inc. ("Well-Bilt")(acquired effective March 24, 2000), as compared to net income of $71,363 for the second quarter of 1999, which included $236,777 of net income from Atlantic.

    Sales increased $10,897,161 to $17,239,144 principally due to Universal's sales of $8,651,089 (acquired June 30, 1999), an increase in sales of Atlantic of $1,162,492 and sales of Well-Bilt of $1,083,580 (net of $802,378 of sales to Atlantic). Atlantic's confirmed order backlog of $13,900,000 is an increase of $1,247,000 from June 30, 1999. Well-Bilt has a backlog of $8,000,000 as of June 30, 2000.

    Selling, general and administrative expenses, net, increased $3,351,294 from last year principally due to expenses relating to Universal ($2,121,170) and Well-Bilt ($1,001,571). A portion of Well-Bilt's expenses was related to start-up costs associated with the establishment of its relocated manufacturing facilities. Universal's expenses included approximately $140,000 of start-up expenses related to the expansion of its control systems business, and the opening of a new sales and distribution office in Long Island City, New York.

     Interest expense increased $373,075 due to increased borrowings related to Universal and the acquisition and financing of Well-Bilt. Interest income decreased $39,209 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt. During the June 30, 2000 quarter, the Company provided for an income tax benefit at an effective rate of 13.5%, as compared to a provision for income taxes at an effective tax rate of 48.6% in the comparable 1999 quarter. The tax benefit recorded in the second quarter of 2000 includes the effect of a change in the estimated annual federal tax rate from 34% estimated during the first quarter of 2000, to 28%, representing management's current estimated annual federal tax rate for 2000. Management anticipates that the federal tax benefit recorded in the quarter ended June 30, 2000 will be realized during the balance of the year as the operations return to profitability.

Results of Operations - Six Months Ended June 30, 2000

    Registrant reported a net loss of $803,143 for the first half of 2000, which includes $181,958 of net income from Atlantic, $6,026 of net income from Universal and $1,055,249 of net loss from Well-Bilt(acquired effective March 24, 2000), as compared to net income of $222,528 for the first half of 1999, which included $523,828 of net income from Atlantic.

    Sales increased $16,514,406 to $28,843,474 principally due to Universal's sales of $15,918,920 (acquired June 30, 1999), Well-Bilt's sales of $1,083,580 (net of sales to Atlantic of $807,800) offset by a reduction in sales of Atlantic of $488,094. Well-Bilt did not commence production until the third week in April 2000, upon acquisition by the Company, due to the relocation of its manufacturing facilities. Atlantic's reduction in sales was due to the timing of shipments from its backlog of firm contracts.

    Selling, general and administrative expenses, net, increased $5,730,996 from last year principally due to expenses relating to Universal ($4,204,357) and Well-Bilt ($1,154,677). A portion of Well-Bilt's expenses was related to start-up costs associated with the establishment of its relocated manufacturing facilities. Universal's expenses included approximately $250,000 of start-up expenses related to the expansion of its control systems business, and the opening of a new sales and distribution office in Long Island City, New York.

    Interest expense increased $602,509 due to increased borrowings related to Universal and the acquisition and financing of Well-Bilt. Interest income decreased $83,055 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt. Other income increased $21,152 largely due to service fees generated by Universal's credit card program and accounts receivable credit programs. During the first half of the year 2000, the Company recorded a federal tax benefit at the estimated annual effective tax rate of 28%, which is offset by a provision for state taxes. During the first half of 1999, the Company provided for a provision for federal and state taxes at an effective rate of 44.3%. Management anticipates that the tax benefit recorded in the six months ended June 30, 2000 will be realized during the balance of the year as the operations return to profitability.

             The results of the six months ended June 30, 2000 are not indicative of the results expected for the entire year. Management expects that the Company will be profitable by the end of the year. Additional start-up expenses at Well-Bilt and Universal are anticipated in the second six months. The expenses incurred for Universal's expanded control systems business during the first half of this year should have the effect of increasing earnings in the second half of the year.

Liquidity and Capital Resources

             As of June 30,2000, the Registrant had $1,672,985 in cash and cash equivalents, compared with $1,759,954 at December 31, 1999.

             Cash flows used in operations ($2,880,384) during the six months ended June 30,2000 were primarily a result of the loss from operations, principally due to the startup operations of Well-Bilt, and an increase in accounts receivable and inventory due to increased sales.

             Cash flows used in investing activities of $3,252,735 during the six months ended June 30, 2000 were primarily due to $1,698,269 for the advance to and the acquisition of Well-Bilt and $1,848,535 for the purchase of property and equipment, principally at Well-Bilt, offset by the prepayment of the Breskel note in the amount of $316,069.

             Cash flows provided by financing activities during the six months ended June 30, 2000 of $6,046,150 were primarily from net borrowings on a credit facility due to additional working capital needs during the six months, principally to finance increased accounts receivable and inventory, advances to BRS prior to the acquisition on March 24, 2000 and equipment purchases and leasehold improvements for Well-Bilt's relocated manufacturing facility.

             The Company believes that its cash and credit facility is adequate for its present operations and that additional credit is available should it be required.

Recent Accounting Pronouncements
--------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to the first fiscal quarter of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133", was issued, which amended certain provisions of SFAS 133. Management of the Company does not believe that the implementation of SFAS 133, as amended, will have a significant impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis generally from July 1, 2000. While management has not determined the impact of this interpretation, it is not expected to be material to the Company's results of operations.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $199,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30,2000. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

             (a) Annual Meeting of Shareholders on June 7, 2000.

             (b) On June 7, 2000, the preferred shareholders elected William Koon, Donald K. MacNeill, Ronald Miller and Jack Rose as preferred stock directors of the Company, and the common shareholders elected Gerald S. Deutsch, Bernard Korn, James W. Stewart, Paul Selden and Carl L. Sussman as common stock directors. The common and preferred shareholders voted in favor of a resolution appointing KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2000.

         PROPOSAL                          FOR            AGAINST      ABSTAINED
         --------                          ---            -------      ---------
For the preferred shareholders to
Elect  William Koon, Ronald Miller,
Jack Rose and Donald K. MacNeill as
Preferred Stock directors:
   William Koon                         745,004             -           10,988
   Ronald Miller                        742,832             -           13,160
   Jack Rose                            744,788             -           11,204
   Donald K. MacNeill                   745,465             -           10,527

For the common shareholders to
Elect Gerald S. Deutsch, Bernard
Korn, Paul Selden, James W. Stewart
and Carl L. Sussman as Common Stock
Directors:
   Gerald S. Deutsch                   1,148,564            -            7,965
   Bernard Korn                        1,148,544            -            7,985
   Paul Selden                         1,148,564            -            7,965
   James W. Stewart                    1,148,564            -            7,965
   Carl L. Sussman                     1,148,564            -            7,965

To ratify the selection of KPMG
LLP as independent public
accountants of the Company
for the fiscal year ending
December 31, 2000.                     1,891,846         7,411          13,264

Item 6.  Exhibits and Reports On Form 8-K
-----------------------------------------

            (a) Exhibits - Exhibit 27. Financial Data Schedule June 30,2000.

            (b) Reports on Form 8-K - During the three months ended June 30,
                2000, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated:       August 14,2000                       COLONIAL COMMERCIAL CORP.

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