Form 10-Q
period 2000-09-30
COLONIAL COMMERCIAL CORP
filed 2000-11-14
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NO. 1-6663
       ---------------------------------------- --------------------------


                            COLONIAL COMMERCIAL CORP.
                            -------------------------
               (Exact Name of Company as Specified in its Charter)


             NEW YORK                                        11-2037182
             --------                                        ----------
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
      Incorporation or Organization)                          Number)


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

                                    Yes  X                           No __
                                        ---

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of November 2, 2000.

            Common Stock, par value $.05 per share - 1,582,595 shares Convertible Preferred Stock, par value $.05 per share - 1,485,451 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                   PAGE NO.

PART I.    FINANCIAL INFORMATION

      Item 1 -       Financial Statements

                     Consolidated Balance Sheets as of
                       September 30, 2000 (unaudited) and
                       December 31, 1999                                1

                     Consolidated Statements of Operations
                       Three Months Ended September 30, 2000
                       and 1999 (unaudited)                             2

                     Consolidated Statements of Operations
                        Nine Months Ended September 30, 2000
                        and 1999 (unaudited)                            3

                     Consolidated Statements of Cash Flows for
                        the Nine Months Ended September 30, 2000
                        and 1999 (unaudited)                            4

                     Notes to Consolidated Financial Statements
                        (unaudited)                                     5

     Item 2 -        Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    11

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                   14

PART II.   OTHER INFORMATION

     Item 1 -        Legal Proceedings                                  15

     Item 6 -        Exhibits and Reports on Form 8-K                   15

SIGNATURES                                                              15

ITEM 1.  FINANCIAL STATEMENTS


                                     PART 1.
                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     September 30, 2000 and December 31,1999

                                Assets

                                                                                     2000            1999
                                                                                   -----------   ------------
                                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $ 1,032,874     1,759,954
    Accounts receivable, net of allowance for doubtful accounts
       of $1,031,000 in 2000 and $828,000 in 1999, respectively                     15,299,957    11,961,043
    Inventory                                                                       10,820,287     8,126,981
    Notes receivable - current portion                                                    --         316,069
    Advances to BRS Products, Inc.                                                        --       1,101,251
    Prepaid expenses and other assets                                                  636,037       755,267
    Deferred taxes                                                                     498,000       498,000
                                                                                   -----------   -----------
                      Total current assets                                          28,287,155    24,518,565

Deferred taxes                                                                       3,192,002     3,192,002
Property and equipment, net                                                          4,772,944     1,502,028
Excess of cost over fair value of net assets acquired and other
    intangibles, net                                                                 3,766,757       365,482
                                                                                   -----------   -----------
                                                                                   $40,018,858    29,578,077
                                                                                   ===========   ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                               $ 7,854,909     2,803,946
    Accrued liabilities                                                              1,456,857     2,111,311
    Income taxes payable                                                                57,867        40,393
    Borrowings under credit facility                                                17,334,168    11,778,995
    Notes payable - current portion                                                    173,874       158,335
    Obligations to former creditors of BRS Products, Inc.-current portion              503,747          --
                                                                                   -----------   -----------
                      Total current liabilities                                     27,381,422    16,892,980

Notes payable, excluding current portion                                               245,738       345,166
Obligations to former creditors of BRS Products, Inc., excluding
   current portion                                                                   1,917,349          --
Excess of acquired net assets over cost, net                                           526,980       611,679
                                                                                   -----------   -----------
                      Total liabilities                                             30,071,489    17,849,825
                                                                                   -----------   -----------

Stockholders' equity:
    Convertible preferred stock, $.05 par value, liquidation preference of
       $7,479,985 and $7,664,915 at September 30,2000 and December 31, 1999,
       respectively. 2,468,860 shares authorized, 1,495,997 and 1,532,983 shares issued and outstanding at September 30, 2000 and December 31, 1999,
       respectively                                                                     74,800        76,649
    Common stock, $.05 par value, 20,000,000 shares authorized,
       1,572,049 and 1,523,063 shares issued at September 30, 2000 and
       December 31, 1999, respectively                                                  78,602        76,154
    Additional paid-in capital                                                       8,966,514     8,936,114
    Retained earnings                                                                  827,453     2,639,335
                                                                                   -----------   -----------
                      Total stockholders' equity                                     9,947,369    11,728,252
                                                                                   -----------   -----------

Commitments and contingencies

                                                                                  $ 40,018,858    29,578,077
                                                                                  ============   ===========

See accompanying notes to consolidated financial statements.        1





                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three Months ended September 30, 2000 and 1999
                                   (Unaudited)




                                                        2000            1999
                                                    ------------    ------------

Sales                                               $ 16,198,793      14,728,837
Cost of sales                                         11,965,418      10,491,700
                                                    ------------    ------------
             Gross profit                              4,233,375       4,237,137

Selling, general and administrative expenses, net      4,564,719       3,354,605
                                                    ------------    ------------
             Operating income (loss)                    (331,344)        882,532
                                                    ------------    ------------

Interest income                                           10,438          24,134
Other income                                             147,245         127,313
Interest expense                                        (473,490)       (206,580)
                                                    ------------    ------------
             Income (loss) before income taxes          (647,151)        827,399

Income taxes                                             361,588         304,907
                                                    ------------    ------------

             Net income (loss)                      $ (1,008,739)        522,492
                                                    ============    ============



Net income (loss) per common share:

    Basic                                           $      (0.65)           0.34
                                                    ------------    ------------
    Diluted                                         $      (0.65)           0.17
                                                    ------------    ------------

Weighted average shares outstanding:

    Basic                                              1,542,030       1,517,814
    Diluted                                            1,542,030       3,147,123












See accompanying notes to consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Nine Months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                         2000            1999
                                                     -----------    ------------

Sales                                               $ 45,042,267      27,057,905
Cost of sales                                         32,638,965      19,406,079
                                                    ------------    ------------
             Gross profit                             12,403,302       7,651,826

Selling, general and administrative expenses, net     13,219,349       6,415,538
                                                    ------------    ------------
             Operating income (loss)                    (816,047)      1,236,288
                                                    ------------    ------------


Interest income                                           52,027         148,778
Other income                                             172,233         131,148
Interest expense                                      (1,158,507)       (289,087)
                                                    ------------    ------------
             Income (loss) before income taxes        (1,750,294)      1,227,127

Income taxes                                              61,588         482,107
                                                    ------------    ------------

             Net income (loss)                      $ (1,811,882)        745,020
                                                    ============    ============



Net income (loss) per common share:

     Basic                                          $      (1.18)           0.50
                                                    ------------    ------------
                                                                    ------------
     Diluted                                        $      (1.18)           0.24
                                                    ------------    ------------

Weighted average shares outstanding:

     Basic                                             1,529,589       1,499,021
     Diluted                                           1,529,589       3,141,194




See accompanying notes to consolidated financial statements.




                    COLONIAL COMMERCIAL CORP.AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                     2000              1999
                                                                                 -----------     ----------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
    Net income (loss)                                                             $(1,811,882)       745,020
    Adjustments to reconcile net income (loss) to cash provided by
       (used in) operating activities:
          Depreciation and amortization                                               394,964        126,224
          Provision for allowance for doubtful accounts                               309,744        180,000
          Amortization of excess of cost over fair value of net assets
             acquired and other intangibles                                           138,124           --
          Amortization of excess of acquired net assets over cost                     (84,699)       (84,699)
          Deferred tax provision                                                         --          210,674
          Changes in assets and liabilities, net of effects
            of the purchase of Well-Bilt Steel Products, Inc.:
             Accounts receivable                                                   (2,602,865)       576,623
             Inventory                                                             (2,567,162)      (186,748)
             Prepaid expenses and other assets                                        261,823        (68,452)
             Accounts payable                                                       4,834,307       (110,017)
             Accrued liabilities                                                     (749,367)      (736,399)
             Income taxes payable                                                      17,474         50,225
                                                                                  -----------    -----------
             Net cash provided by (used in) operating activities                   (1,859,539)       702,451
                                                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of licensing agreement                                                   (22,000)          --
    Payment for acquisition of Universal Supply Group, Inc., net
      of cash acquired                                                               (141,299)    (3,879,427)
    Acquisition of Well-Bilt Steel Products, Inc. net of cash acquired               (515,979)          --
    Payments received on notes receivable                                             316,069         79,017
    Additions to property and equipment                                            (2,284,844)      (708,064)
    Advances to BRS Products, Inc.                                                 (1,223,481)          --
                                                                                  -----------    -----------
             Net cash  used in investing activities                                (3,871,534)    (4,508,474)
                                                                                  -----------    -----------

Cash flows from financing activities:
    Payments of notes payable                                                        (125,414)      (116,861)
    Payments of obligations to former creditors of BRS Products,Inc                  (456,765)          --
    Net borrowings under credit facility                                            5,555,173        441,129
    Proceeds from the exercise of employee stock options                               30,999           --
                                                                                  -----------    -----------
             Net cash provided by financing activities                              5,003,993        324,268
                                                                                  -----------    -----------

Decrease in cash and cash equivalents                                                (727,080)    (3,481,755)

Cash and cash equivalents - beginning of period                                     1,759,954      5,001,881
                                                                                  -----------    -----------

Cash and cash equivalents - end of period                                         $ 1,032,874      1,520,126
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.


                                        4

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

(1)        The consolidated financial statements of Colonial Commercial Corp.
           and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjust- ments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results that may be achieved for the full year.

           Certain reclassifications have been made to the nine months ended September 30, 2000 information to conform with the current quarter presentation.

           Certain information and footnote disclosures, normally included in con- solidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report filed on Form 10-KSB.

(2)        BUSINESS ACQUISITIONS

     (a) On March 24, 2000, the Company acquired all of the stock of Well-Bilt Steel Products, Inc. ("Well-Bilt") (formerly BRS Products, Inc. ("BRS")). Well-Bilt is a manufacturer of hollow metal doors and frames. On February 8, 2000, the bankruptcy court confirmed BRS' plan of reorganiza- tion with the effective date to be the date that BRS vacated its Hoboken, New Jersey facility. On March 24, 2000, BRS vacated its New Jersey facility and, in accordance with the plan of reorganization, the Company made its required minimum capital contribution of $800,000 and funded an unsecured creditors' trust in the amount of $105,000. The Company is required to make an additional $400,000 capital contribution on or before the first anniversary of the effective date and to make four (4) equal annual installments of $67,500 to the unsecured creditors' trust on the first four anniversaries of the effective date. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the fair value of the net liabilities assumed at the date of the acquisition, pending final determination of certain acquired assets and liabilities. During the quarter ended September 30, 2000, Well-Bilt recorded a net decrease of $42,113 to the preliminary excess cost over the fair value of net liabilities assumed principally for adjustments to certain liabilities assumed.

           The preliminary excess of cost over the fair value of net liabilities assumed, prior to the final allocation, is estimated to be approximately $3,376,000. The excess cost over the fair value of net liabilities assumed will be amortized on a straight-line basis over a twenty-year period. The results of operations of Well-Bilt have been included in the Company's consolidated statement of operations commencing March 24, 2000. Pro forma results of operations for the three and nine month periods ended September 30, 1999 and September 30, 2000 were not provided as the information to prepare such pro forma results was not readily available.

           In connection with the acquisition (after giving effect to the adjustments noted above), liabilities were assumed as follows:

           Fair value of assets acquired                      $6,650,339
           Cash paid (including advances of
              $2,324,732) and amounts accrued                  3,384,094
                                                              ----------
           Fair value of liabilities assumed                  $3,266,245
                                                              ==========

(b) During the quarter ended September 30, 2000, an additional $141,299 was paid to the previous owners of Universal Supply Group, Inc. (Universal) for the final purchase price adjustment pursuant to the purchase agreement effective June 30, 1999.

(3)        SUPPLEMENTAL CASH FLOW INFORMATION

           The following is supplemental information relating to the consolidated statements of cash flows:
                                                        Nine Months Ended
                                           SEPTEMBER 30,2000  SEPTEMBER 30, 1999
                                           -----------------  ------------------

         Cash paid during the period for:
              Interest                         $1,141,859           $  286,906
              Income taxes                     $   98,695           $  294,214

           During the nine months ended September 30, 2000 and 1999, the Company retired 36,986 and 57,311 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

           During the nine months ended September 30, 2000, notes payable of $41,525 were incurred for the purchase of automobiles.

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

(5)        NET INCOME (LOSS) PER COMMON SHARE

           A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                       Nine Months Ended             Three Months Ended
                                         September 30,                  September 30,
                                    2000             1999         2000            1999
                                    ----             ----         ----            ----

Net income (loss) numerator      $(1,811,882)       745,020    (1,008,739)       522,492
                                 ===========    ===========   ===========    ===========

Weighted average common
   shares (denominator for
   basic income per share)         1,529,589      1,499,021     1,542,030      1,517,814
Effect of dilutive securities:
  Convertible preferred stock           --        1,557,025          --        1,538,232
  Employee stock options                --           85,148          --           91,077
                                 -----------    -----------   -----------    -----------

Weighted average common
   and potential common
   shares outstanding
   (denominator for diluted
   income per share)               1,529,589      3,141,194     1,542,030      3,147,123
                                 ===========    ===========   ===========    ===========

Basic income (loss) per share    $     (1.18)   $       .50   $      (.65)   $       .34
                                 ===========    ===========   ===========    ===========

Diluted income (loss) per
share                            $     (1.18)   $       .24   $      (.65)   $       .17
                                 ===========    ===========   ===========    ===========

           Employee stock options totaling 289,800 and 294,200 for the three and nine months ended September 30, 2000, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive. Employee stock options totaling 129,500 and 43,167 for the three and nine months ended September 30, 1999, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive.

(6)        INDUSTRY SEGMENTS

           The Company has three reportable segments: (1) door hardware and door distribution (previously referred to as door hardware and doors), (2) door and doorframe manufacturing (effective March 24, 2000), and (3) heating, ventilating and air conditioning ("HVAC") (effective July 1, 1999). Summarized financial information for each of the Company's segments for the three and nine months ended September 30, 2000 and 1999 follows.

           Upon the completion of the acquisition of Well-Bilt (note 2), the Company changed the composition of its reportable segments. The segment previously reported as investing activities is no longer operating in that capacity, but rather only represents corporate headquarters. As such, previously reported segment information has been restated to conform to this new presentation.



THREE MONTHS ENDED
SEPTEMBER 30, 2000

                  Door  hardware         Door and
                      and door           doorframe                      Corporate and                         Consolidated
                   distribution       manufacturing      HVAC            unallocated        Eliminations          totals
                  -------------       -------------      ----           -------------       ------------          -----

Revenues           $  7,324,856          1,896,103       7,732,986               --             (755,152)(f)     16,198,793
                   ============       ============    ============       ============       ============       ============


Operating
  income
   (loss)           331,446 (a)       (616,312) (a)        181,704(a)        (228,182)(a)           --             (331,344)

Other income               --                 --            51,689             95,556               --              147,245

Interest income         129,559               --               --              45,573           (164,694)(b)         10,438

Interest expense       (281,145)          (149,547)       (207,492)              --              164,694(b)        (473,490)

Income  (loss)
  before income
  taxes                 179,860           (765,859)         25,901            (87,053)              --             (647,151)
                   ============       ============    ============       ============       ============       ============

Net income
  (loss)                103,790           (766,159)         15,643           (362,013)(c)           --           (1,008,739)
                   ============       ============    ============       ============       ============       ============

Total assets       $ 21,193,597          8,694,446      17,183,693         12,047,278(d)     (19,100,156)(e)     40,018,858
                   ============       ============    ============       ============       ============       ============





NINE MONTHS ENDED
SEPTEMBER 30, 2000

                Door  hardware         Door and
                    and door           doorframe                            Corporate and                        Consolidated
                 distribution       manufacturing          HVAC              unallocated       Eliminations           totals
                -------------       -------------          ----             -------------     --------------          -----

Revenues           $ 19,165,830          3,787,483         23,651,906                 --       (1,562,952)(f)     45,042,267
                   ============       ============       ============       ==============   ============       ============

Operating
  income
   (loss)               810,578(a)      (1,557,667)(a)        553,716(a)          (622,674)(a)       --             (816,047)

Other income
  (expense)                (607)            (4,701)           81,734                95,807           --              172,233

Interest income         201,825               --                  795              119,736       (270,329)(b)         52,027

Interest expense       (571,048)          (258,140)          (599,648)                --          270,329(b)      (1,158,507)
                   ------------       ------------       ------------       ---------------   -----------       ------------

Income (loss)
  before income
  taxes                 440,748         (1,820,508)            36,597             (407,131)          --           (1,750,294)
                   ============       ============       ============       ==============   ============       ============

Net income
  (loss)                285,748         (1,821,408)            21,669             (297,891)(c)       --           (1,811,882)
                   ============       ============       ============       ==============   ============       ============


Total assets       $ 21,193,597          8,694,446         17,183,693       12,047,278 (d)    (19,100,156)(e)     40,018,858
                   ============       ============       ============       ==============   ============       ============


THREE MONTHS ENDED
SEPTEMBER 30, 2000

                Door  hardware
                    and door                              Corporate and                        Consolidated
                 distribution             HVAC             unallocated       Eliminations           totals
                -------------             ----            -------------     --------------          -----

Revenues           $  7,297,471          7,431,366               --             --              14,728,837
                   ============       ============       ============       ============        ==========
Operating
 income (loss)          637,669 (a)       383,794(a)         (138,931)(a)       --                 882,532

Other income              1,502            26,843              98,968           --                 127,313
Interest
 income                    --                --                39,024      (14,890)(b)              24,134
Interest
 expense                (58,970)          (162,500)              --         14,890 (b)           (206,580)
                   ------------       ------------       ------------    ------------        ------------
Income (loss)
 before income
 taxes                  580,201            248,137               (939)          --               827,399
                   ============       ============       ============    ============       ============
Net income
 (loss)                 322,201            149,030             51,261(c)        --              522,492
                   ============       ============       ============    ============       ============
Total assets       $ 10,511,269         15,074,298         14,505,916 (d) (12,496,173)(e)     27,595,310
                   ============       ============       ============    ============       ============


NINE  MONTHS ENDED
SEPTEMBER 30, 1999

                                    Door  hardware
                                         and door                      Corporate and                        Consolidated
                                     distribution         HVAC          unallocated       Eliminations           totals
                                     -------------        ----         -------------     --------------          -----
Revenues                             $ 19,626,539       7,431,366                 --             --           27,057,905
                                     ------------    ============       ==============   ============       ============
Operating
 income (loss)                       1,389,189 (a)        383,794(a)          (536,695)(a)       --            1,236,288
Other income                                4,953          26,843               99,352           --              131,148
Interest
 income                                      --              --                228,304        (79,526)(b)        148,778

Interest
 expense                                 (206,113)       (162,500)              --             79,526 (b)      (289,087)
                                     ------------     -----------       ------------     ------------       -----------

Income (loss)
 before income
 taxes                                  1,188,029         248,137             (209,039)          --            1,227,127
                                     ============    ============       ==============   ============       ============
Net income
 (loss)                                   684,029         149,030              (88,039)(c)       --              745,020
                                     ============    ============       ==============   ============       ============

Total assets                         $ 10,511,269      15,074,298       14,505,916 (d)    (12,496,173)(e)     27,595,310
                                     ============    ============       ==============   ============       ============

(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $187,200 and $112,500 in the nine months ended September 30, 2000 and 1999, respectively and $62,400 and $37,500 in the three months ended September 30, 2000 and 1999, respectively, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments. No allocation was made to the door and doorframe manufacturing segment, as an allocation of costs incurred by corporate on behalf of the door and doorframe manufacturing segment has not been made.

(b)  Represents elimination of interest charged on intercompany borrowings.

(c) Includes $0 and $290,774 of deferred tax expense in the nine months ended September 30, 2000 and 1999, respectively, and $331,000 and $197,574 in the three months ended September 30, 2000 and 1999, respectively that is not allocated to any of the segments.

(d)  Includes $3,690,002 and $3,989,326 as of September 30, 2000 and 1999,
     respectively, of deferred tax assets that are not allocated to any segment.

(e) Represents elimination of intercompany receivable, and the investment in the door hardware and door distribution segment, door and doorframe manufacturing segment and HVAC segment.

(f)  Represents elimination of intersegment sales, which are priced at market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Results of Operations - Three Months Ended September 30, 2000 and 1999

           Registrant reported a net loss of $1,008,739 for the third quarter of 2000, which includes $103,790 of net income from Atlantic Hardware and Supply Corporation ("Atlantic"), $15,643 of net income from Universal Supply Group, Inc. ("Universal") and $766,159 of net loss from Well-Bilt Steel Products, Inc. ("Well-Bilt") (acquired effective March 24, 2000), as compared to net income of $522,492 for the third quarter of 1999, which included $322,201 of net income from Atlantic and $149,030 of net income from Universal.

           Sales increased $1,469,956 to $16,198,793 principally due to an increase in Universal's sales of $301,620 to $7,732,986 and sales of Well-Bilt of $1,140,951 (net of $755,152 of sales to Atlantic). Universal's air conditioning sales for the third quarter of 2000 were impacted by the fact that the weather in the Northeast region, this past summer was cooler than the prior year. Atlantic's sales for the third quarter of 2000 of $7,324,856 approximated the prior year's third quarter sales; however, Atlantic's backlog at September 30, 2000 increased $555,000 as compared with last year's same period.

           Selling, general and administrative expenses net, increased $1,210,114 from last year principally due to expenses relating to Well-Bilt ($718,238) and an increase in expenses for Universal ($244,371) and Atlantic ($133,353). Universal's increased expenses were primarily due to strategic staffing additions as part of an overall effort towards growth in its design control systems business. Atlantic's increased expenses were due primarily to increased health insurance claims and depreciation expense relating to its new computer system.

           Interest expense increased $266,910 due to increased borrowings related to Universal and the acquisition and financing of Well-Bilt. Interest income decreased $13,696 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt. The Company does not expect to recover the $331,000 of tax benefit recorded in the first half of 2000; therefore, a tax provision has been booked in the third quarter of 2000 to reverse that benefit.

Results of Operations - Nine Months Ended September 30, 2000 and 1999

           Registrant reported a net loss of $1,811,882 for the nine months ended September 30, 2000, which includes $285,748 of net income from Atlantic, $21,669 of net income from Universal and $1,821,408 of net loss from Well-Bilt, as compared to net income of $745,020 for the nine months ended September 30, 1999, which included $684,029 of net income from Atlantic and $149,030 of net income from Universal.

           Sales increased by $17,984,362 to $45,042,267 principally due to Universal's sales during the first half of 2000 of $15,918,920, as Universal was acquired effective June 30, 1999, and sales of Well-Bilt of $2,224,531 (net of $1,562,952 of sales to Atlantic). Atlantic's sales decreased year-to-date by $460,709, as compared to the nine months ended September 30, 1999, due to timing of shipments, as evidenced by its increased backlog. Atlantic's confirmed order backlog as of September 30, 2000 of $14,426,000 is an increase of $3,951,000 from September 30, 1999. Well-Bilt has a backlog of $8,098,000 as of September 30, 2000.

           Selling, general and administrative expenses net, increased $6,803,811 from last year due primarily to Universal's expenses for the first half of 2000 of $4,204,357, and expenses for the nine months ended September 30, 2000 relating to Well-Bilt of $1,735,617. A portion of Well-Bilt's expenses was related to start-up costs associated with the establishment of its relocated manufacturing facilities. Universal's expenses included approximately $250,000 of start-up expenses related to the expansion of its control systems business, and the opening of a new sales and distribution office in Long Island City, New York. Atlantic's expenses increased year-to-date by $333,987, compared to the nine months ended September 30, 1999, due primarily to increased employee health insurance claims, and depreciation expense relating to its new computer system.

           Interest expense increased $869,420 due to increased borrowings related to Universal and the acquisition and financing of Well-Bilt. Interest income decreased $96,751 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt.

           During the nine months ended September 30, 2000, the Company provided for state income taxes in the amount of $62,000 and has not recorded a benefit for the federal tax loss generated, as it is not expected to be recoverable at this time. During the nine months ended September 30, 1999, the Company provided for a provision for federal and state taxes at an effective rate of 39.3%.

Liquidity and Capital Resources

           As of September 30, 2000, the Company had $1,032,874 in cash and cash equivalents compared with $1,759,954 at December 31, 1999.

           Cash flows used in operations ($1,859,539) during the nine months ended September 30, 2000 were primarily a result of the loss from operations, principally due to the startup operations of Well-Bilt.

           Cash flows used in investing activities of $3,871,534 during the nine months ended September 30, 2000 were primarily due to $1,739,460 for the advance to, and the acquisition of, Well-Bilt and $2,284,844 for the purchase of property and equipment principally at Well-Bilt, offset by the prepayment of the Breskel note in the amount of $316,069.

           Cash flows provided by financing activities during the nine months ended September 30, 2000 of $5,003,993 were primarily from net borrowings on a credit facility due to additional working capital needs during the nine months, principally to finance increased accounts receivable and inventory, advances to BRS prior to the acquisition on March 24, 2000 and equipment purchases and leasehold improvements for Well-Bilt's relocated manufacturing facility.

           The Company believes that its cash and credit facility is adequate for its present operations. The Company is presently seeking additional financing to reduce short term borrowing and allow Well-Bilt to purchase additional equipment to increase its production and product mix, in an effort to increase gross profits.

RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to the first fiscal quarter of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement 133," was issued, which amended certain provisions of SFAS 133. Management of the Company does not believe that the implementation of SFAS 133, as amended, will have a significant impact on its financial position and results of operations.

           During the quarter ended September 30, 2000, the Company implemented FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. Implementation of the FASB interpretation did not have an impact on the Company's financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

           This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, "anticipates," "expects," "may," "intends," and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate or at the Company's option, 250 basis points over the applicable LIBOR rate. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $165,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2000. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

           The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K -

          (a) Exhibits - Exhibit 27. Financial Data Schedule September 30, 2000

          (b) Reports on Form 8-K. During the three months ended September 30, 2000, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000                           COLONIAL COMMERCIAL CORP.

                                                    /S/ BERNARD KORN
                                                    ----------------
                                                    Bernard Korn,
                                                    Chairman of the Board and
                                                    President

                                                    /S/ JAMES W. STEWART
                                                    ---------------------
                                                    James W. Stewart,
                                                    Executive Vice President and
                                                    Treasurer