Form 10-K
period 2000-12-31
COLONIAL COMMERCIAL CORP
filed 2001-04-11
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000    Commission File No. 1-6663
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

             3601 Hempstead Turnpike, Levittown, New York 11756-1315
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,232,861 as of March 23, 2001.

The number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of March 23, 2001.
                                                                 Outstanding
                                                                 -----------
                   Common Stock $.05 par value                    1,601,610
                   Convertible Preferred Stock $.05 par value     1,466,436

                       Documents Incorporated by Reference
             Document                                            PART
             --------                                            ----
Registrant's 2000 Proxy Statement for Annual Meeting
of Shareholders on June 13, 2001                                  III
Registrant's 2000 Annual Report to Shareholders                   I, II

                                     PART I.
Item 1 Business
---------------

   (a)    General Development of Business
          -------------------------------

         Colonial Commercial Corp. (the "Company" or "Registrant" or "Colonial") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant," "Company" or "Colonial" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

         On March 24, 2000, the Company acquired all of the stock of Well-Bilt Steel Products, Inc. ("Well-Bilt") (formerly BRS Products, Inc. ("BRS")), a manufacturer of hollow metal doors and frames, pursuant to its prior agreement to fund BRS' plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on February 8, 2000. The Company paid $3,384,094 (including advances of $2,324,732).

         In January 2001, the Board of Directors approved a plan to dispose of the Well-Bilt operations. The Well-Bilt operations represented the Company's entire door and doorframe manufacturing segment. The disposal was completed on February 1, 2001. Well-Bilt agreed to surrender possession of certain of its assets to its secured lender (the "Bank"), for the sole purpose of effecting a private sale of such assets to a third party for $1,000,000. Of the $1,000,000 sales price, $700,000 was payable at closing and $300,000 was in the form of a note payable. As payments are made to the Bank by the third party, the Bank will release the Company from its outstanding obligation. As such, at closing the outstanding obligation of the Company to the Bank was reduced by $700,000. The balance of the sales price of $300,000 will remain an outstanding liability of the Company until payment is made to the Bank by the third party. A loss from operations of discontinued segment of $3,212,152 and a loss on disposal of $3,731,654 are reflected in the consolidated statement of income (loss) for the year ended December 31, 2000.

         On June 25, 1999, the Company purchased all of the assets, subject to all of the liabilities of Universal Supply Group, Inc. ("Universal") for approximately $10.9 million in cash. In connection with the acquisition, Colonial entered into a $16 million secured lending facility with the Bank, which was subsequently increased to $18 million. Colonial financed the acquisition with $4.0 million of existing cash and a $6.5 million borrowing under the new facility. The borrowings are secured by substantially all of the assets of Universal and Atlantic Hardware and Supply Corporation ("Atlantic"), a wholly-owned subsidiary of Colonial, as well as the corporate guarantee of the Company.

         In June 1998, the Company sold all of its shares of Monroc, Inc. ("Monroc") common stock for proceeds of $3,533,653 and realized a gain of $2,101,853. In October 1998, the Company sold its last parcel of Utah real estate for net proceeds of $1,001,023 and realized a gain of $826,797.

         On January 13, 1998, shareholders approved a five-to-one reverse stock split, which the Registrant made effective January 30, 1998. In addition, shareholders also approved a proposal to amend the Registrant's Certificate of Incorporation immediately following the amendment effecting the reverse stock split to increase the amount of authorized common stock to 20,000,000 shares with a par value of $.05 per share.

   (b)   Financial Information About Industry Segments
         ---------------------------------------------

         The Company's continuing industry segments are as follows (i) door hardware and door distribution and (ii) heating, ventilation and air conditioning. Net sales, operating income (loss), net income (loss) from continuing operations and total assets attributable to each segment for each of the last three years are set forth in Note 15 of the Company's consolidated financial statements included herein.

   (c)   Narrative Description of Business
         ---------------------------------

         Door Hardware and Door Distribution
         -----------------------------------

         The door hardware and door distribution segment, which accounts for approximately 45% of the Company's net sales, operates as Atlantic. Atlantic's primary business is the distribution of door hardware, doors and doorframes used in new building construction, buildings being rehabilitated, interior tenant build-outs, and building maintenance. Products sold by Atlantic include all types of mechanical and electronic hardware, such as locks, doorknobs, door closers, hinges and other door-related hardware, as well as hollow metal and wood doors. Atlantic services the contract hardware market, usually as a material supplier only, on a wide range of commercial, residential, and institutional construction projects, such as office buildings, hospitals, schools, hotels and high-rise apartment buildings.

         Atlantic has approximately 375 customers. In 2000, one customer accounted for approximately 15% of Atlantic's sales. Atlantic believes that the loss of any one of its other customers would not have a material adverse effect on its business.

         As of December 31, 2000, Atlantic had $13,000,000 in firm backlog orders. Atlantic expects that all of the backlog orders as of December 31, 2000 will be filled within the current fiscal year. Atlantic's business is not subject to significant seasonal variations. As of December 31, 1999, Atlantic had $13,425,000 in firm backlog orders.

         Atlantic purchases products from approximately 585 suppliers. In 2000, no supplier accounted for more than 10% of Atlantic's purchases. Atlantic believes that the loss of any one supplier would not have a material adverse effect on its business.

         Atlantic competes primarily with other door hardware and door distributors who are selected by the architects, owners, and/or construction managers, on a job-to-job basis. Atlantic has its estimators evaluate plans received from a contractor, and prepare and submit a price for the project, which is awarded through bid or negotiation. If Atlantic is awarded the job, it supplies the required hardware by placing orders with manufacturers or from goods on hand, or both.

         Atlantic competes, primarily, in the New York, New Jersey, Pennsylvania, Georgia and Illinois markets. Atlantic's competition varies widely from region to region, primarily because builders' hardware distributors are generally local single market firms. Within each geographical market, contractors generally limit their hardware suppliers to a few local firms. Also, in certain markets, Atlantic competes with firms that supply the complete door package (i.e., door, frame and hardware). Atlantic had been one of the largest "hardware only" suppliers; however, Atlantic has changed its marketing focus from a "hardware only" supplier to a complete door package supplier.

         Heating, Ventilation and Air Conditioning
         -----------------------------------------

         The heating, ventilation and air conditioning segment, which accounts for approximately 55% of the Company's net sales, operates as Universal. Universal is a distributor of heating, ventilation and air conditioning equipment (HVAC) and climate control systems. Universal's products are marketed primarily to HVAC contractors, who, in turn, sell such products to residential, commercial and industrial customers. Universal also provides technical field support, in-house training and climate control consultation for engineers and installers.

         Universal had approximately 4,000 customers in 2000. No customer accounted for more than 10% of consolidated net sales in 2000. Universal believes that the loss of any one customer would not have a material adverse effect on its business.

         Universal purchases products from approximately 300 suppliers. In 2000, two suppliers accounted for 33% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect on its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect on its business.

         Universal competes primarily with other distributors in its geographical region. Universal believes it is one of the largest HVAC distributors in northern New Jersey. Universal believes it maintains a competitive edge by providing in-house training and technical field support to its customers.

         Other Matters
         -------------

         As of December 31, 2000, the Registrant had 159 employees (excluding approximately 100 Well-Bilt employees), of whom two were executive officers at its corporate offices in Levittown, New York. Fifty-nine (59) of the employees are employed by Atlantic and ninety-five (95) employees are employed by Universal. The Company believes its employee relations are satisfactory.

  (d)    Financial Information About Geographic Areas
         --------------------------------------------

         The Company has no foreign operations and all sales, during the last three years, are to customers located in the United States.

Item 2.  Properties
-------  ----------

     Registrant's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

    Atlantic maintains office and warehouse space of approximately 16,000 square feet at 5-20 54th Avenue, Long Island City, New York under a lease expiring in 2009. Atlantic also maintains leased sales offices and warehouse space in Bensenville, Illinois; and Bensalem, Pennsylvania.

    Universal maintains an office and warehouse in Hawthorne, New Jersey and additional warehouses in Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Rochelle Park, New Jersey and Long Island City and New Hampton, New York, occupying approximately 145,000 square feet.

   The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2000, the Registrant leases all its facilities.

Item 3.  Legal Proceedings
-------  -----------------

                                         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock, Convertible Preferred Stock and Related Stockholder Matters
-------------------------------------------------------------------------

     The information required to be provided is incorporated by reference from page 3 of the Registrant's 2000 Annual Report to Stockholders.

Item 6.  Selected Financial Data

     The information required to be provided is incorporated by reference from page 4 of the Registrant's 2000 Annual Report to Stockholders under the caption, "Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     The information required to be provided is incorporated by reference from pages 6 through 9 of the Registrant's 2000 Annual Report to Stockholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information required to be provided is incorporated by reference from page 9 of the Registrant's 2000 Annual Report to Stockholders under the caption, "Quantitative and Qualitative Disclosures About Market Risk".

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The consolidated financial statements of the Registrant and the independent auditors' report thereon of KPMG LLP, independent certified public accountants, as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, are incorporated herein by reference from pages 11 through 38 of the Registrant's 2000 Annual Report to Stockholders.

      Selected unaudited quarterly financial data of the Company for the years ended December 31, 2000 and 1999 are incorporated herein by reference from page 5 of the Registrant's 2000 Annual Report to Stockholders.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosures
-------------------------------------------------------------------------

                            None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

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

      Name, Age                                     Business Experience
     AND Position                                  During Past Five Years
     ------------                                  ----------------------

Bernard Korn,  75                         From prior to January 1996 to present,
  Chairman of the Board,                  Chairman of the Board and President,
  President, Chief Executive             Chief Executive Officer of the Company
  Officer

James W. Stewart, 54                    From prior to January 1996, Executive
  Executive Vice President,                  Vice President, Treasurer and
  Secretary, Treasurer                           Secretary of the Company.

     The remaining information required to be provided is incorporated by reference to Registrant's 2001 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 11.  Executive Compensation.
--------  -----------------------

         The information required to be provided is incorporated by reference to Registrant's 2001 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required to be provided is incorporated by reference to Registrant's 2001 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information required to be provided is incorporated by reference to the Registrant's 2001 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

   (a) See Index to Consolidated Financial Statements and Schedule included elsewhere herein.

   (b)   No reports on Form 8-K were filed during the fourth quarter of 2000.

   (c)   Exhibits




                                                                                            Incorporated by
                                                   Filed                                     Reference From
                                                  Herewith     Form            Date             Exhibit
                                                  --------     ----            ----             -------
  3 (a) Certificate of  Incorporation of
           Registrant                                           8-K           1/5/83               1
           (i ) Certificate of Amendment of
                 the Certificate of Incorporation
                 Re: Authorized Common and
                 Convertible Preferred Shares
     (b) By-Laws of Registrant                                 8-K            1/5/83                1
10(a)  Employment Agreement dated as of
           January 1, 1998 between Registrant
           and Bernard Korn                                    10-KSB         3/31/99             10(a)
           (i) Amendment No. 1 dated April 1,
               1999 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                            Yes
          (ii) Amendment No. 2 dated April 1,
               2000 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                             Yes
     (b)  Employment Agreement dated as of
            January 1, 2000 between Registrant
            and James W. Stewart                               10-KSB         3/31/99            10(b)
           (i) First Amendment dated
               September 15, 2000 to Employ-
               Agreement dated as of January
               1, 2000 between Registrant and
               James W. Stewart
                                                    Yes
     (c) 1986 Stock Option Plan                                10-K           3/30/88            10(c)(ii)
     (d) 1996 Stock Option Plan                                S-8            10/2/97            28 B
     (e)  Purchase agreement dated March,
           25, 1999 for business and assets
           subject to certain liabilities of
           Universal Supply Group, Inc.                        10-KSB         12/31/98           10(g)
           (i) Amendment No. 1 dated June
                25, 1999 to Purchase Agreement
                dated March 25, 1999                           8-K            7/8/99             10(a)(ii)
          (ii) Employment agreement dated
                June 25, 1999 between Universal
                Supply Group, Inc. and
                William Pagano                                 8-K            7/8/99             10(a)(iii)
          (iii) Loan and Security Agreement
                 dated June 24, 1999 between
                 LaSalle Bank National Associa-
                 tion and Universal Supply
                 Group, Inc.                                   8-K            7/8/99             10(a)(iv)






                                                                                           Incorporated by
                                                   Filed                                     Reference From
                                                  Herewith     Form            Date             Exhibit
                                                  --------     ----            ----             -------


           (iv) Demand Note dated June 24,
                  1999 between LaSalle Bank
                  National Association and
                  Colonial Commercial Sub                       8-K           7/8/99                     10(a)(v)
Corp.
            (v) Guaranty of all liabilities and
                  Security Agreement of Colonial
                  Commercial Sub Corp. by
                  Colonial Commercial Corp. to
                  LaSalle Bank National Associa-
                  tion dated June 24, 1999                      8-K           7/8/99                     10(a)(vi)
     (h) Lease dated February 27, 1992 by
          and between Registrant and
          3601 Turnpike Associates                              10-KSB        3/29/93                    10(h)(iii)
     (i) Renewal  letter dated November
         28, 2000                                   Yes
     (j) Certain documents related to
         Well-Bilt Steel Products, Inc.:
          (i) Reaffirmation Agreement,
              General Release Consent and
              Acknowledgement of Commercial
              Reasonableness of Private Sale
              dated February 1, 2001, between
              Atlantic Hardware & Supply
              Corporation, Universal Supply
              Group, Inc., Colonial Commercial
              Corp., and the secured lender                    8-K            2/15/01                    10(a)(i)
         (ii)  Reaffirmation Agreement,
               General Release Consent and
               Acknowledgement of Commer-
               cial Reasonableness of Private
               Sale dated February 1, 2001
               between Well-Bilt Steel Products
               Inc. and the secured lender                     8-K            2/15/01                    10(a)(ii)
         (iii) Foreclosure Agreement dated February 1, 2001 between Independent
               Steel Products, LLC the secured lender, Atlantic Hardware &
               Supply Corporation, Universal Supply Group, Inc.
               and Well-Bilt Steel Products, Inc.              8-K            2/15/01                    10(a)(iii)
          (iv) Bill of  and Assignment dated
                February 1, 2001 made by the
                secured lender in favor of
                Independent Steel Products, LLC                8-K            2/15/01                    10(a)(iv)
11  Statement re computation of per share
      earnings (loss) (not filed since com-
      putations are readily apparent from the
      consolidated financial statements)
13    Annual Report of the Registrant for the fiscal year ended December 31,
      2000. Such report, except for those portions which are expressly incorporated by reference herein, is furnished for the information of the








                                                                                           Incorporated by
                                                  Filed                                     Reference From
                                                 Herewith     Form            Date             Exhibit
                                                 --------     ----            ----             -------


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

                            COLONIAL COMMERCIAL CORP.
                            (Registrant)


                            By: /S/ BERNARD KORN
                                ----------------
                                Bernard Korn, President

                            By: /S/ JAMES W. STEWART
                                --------------------
                               James W. Stewart
                               Treasurer, Chief Financial
                               and Accounting Officer

Dated:  April 9, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on April 9, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

                            By: /S/ BERNARD KORN
                                ----------------
                                Bernard Korn, President & Director

                            By: /S/ JAMES W. STEWART
                                --------------------
                                Executive Vice President, Treasurer
                                and Secretary/Director

                            By: /S/ GERALD S. DEUTSCH
                                ---------------------
                                Gerald S. Deutsch, Director

                            By: /S/ WILLIAM KOON
                                ----------------
                                  William Koon, Director

                            By: /S/ RONALD MILLER
                                -----------------
                                  Ronald Miller, Director

                             By: /S/ WILLIAM PAGANO
                                 ------------------
                                 William Pagano, Director

                            By: /S/ JACK ROSE
                                -------------
                               Jack Rose, Director

                            By: /S/ PAUL SELDEN
                                ---------------
                                Paul Selden, Director

                             By: /S/ CARL L. SUSSMAN
                                 -------------------
                                Carl L. Sussman, Director