Form 10-Q
period 2001-03-31
COLONIAL COMMERCIAL CORP
filed 2001-05-14
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2001                  Commission File No. 1-6663
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
(State or Other Jurisdiction of                            (I.R.S.  Employer
Incorporation or Organization)                           Identification Number)

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

                        Yes  X               No __
                             -

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of May 7, 2001.

            Common Stock, par value $.05 per share - 1,603,659 shares Convertible Preferred Stock, par value $.05 per share - 1,464,387 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Consolidated Balance Sheets as of
                    March 31, 2001 (unaudited) and
                    December 31, 2000                                     1

                  Consolidated Statements of Operations
                    Three Months Ended March 31, 2001
                    and 2000 (unaudited)                                  2

                  Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2001
                     and 2000 (unaudited)                                 3

                  Notes to Consolidated Financial Statements
                     (unaudited)                                          4

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                     9

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                       9

     Item 6 -     Exhibits and Reports on Form 8-K                        9

SIGNATURES

Item 1. Financial Statements
                                     PART 1.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000

                                Assets                                               2001              2000
                                                                                 -------------    ------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $    648,145         827,371
    Accounts receivable, net of allowance for doubtful accounts
      of $628,000 in 2001 and $757,000 in 2000, respectively                        12,956,349      14,288,161
    Inventory                                                                       10,349,676       9,360,042
    Prepaid expenses and other current assets                                          636,921         725,283
    Deferred taxes                                                                      30,940          30,940
                                                                                  ------------    ------------
                   Total current assets                                             24,622,031      25,231,797

Deferred taxes                                                                       1,581,162       1,594,062
Property and equipment, net                                                          1,928,305       2,012,099
Excess of cost over fair value of net assets acquired and other
    intangibles, net                                                                 1,538,892       1,569,479
Investment securities                                                                   81,123          80,236
                                                                                  ------------    ------------
                                                                                  $ 29,751,513      30,487,673
                                                                                  ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                              $  5,830,268       6,119,146
    Accrued liabilities                                                              2,051,563       1,941,180
    Income taxes payable                                                                65,225          19,000
    Borrowings under credit facility                                                17,170,486      17,123,912
    Notes payable - current portion                                                    173,603         180,636
    Net liabilities of discontinued operation                                             --           603,410
                                                                                  ------------    ------------
                   Total current liabilities                                        25,291,145      25,987,284

Notes payable, excluding current portion                                               156,190         195,352
Excess of acquired net assets over cost, net                                           470,514         498,747
Deferred compensation                                                                   81,123          80,236
                                                                                  ------------    ------------
                   Total liabilities                                                25,998,972      26,761,619
                                                                                  ------------    ------------

Stockholders' equity:
    Convertible preferred stock, $.05 par value, liquidation preference of
      $7,332,180 and $7,332,255 at March 31, 2001 and December 31, 2000,
      respectively. 2,468,860 shares authorized, 1,466,436 and 1,466,451 shares issued and outstanding at March 31, 2001 and December 31, 2000,
      respectively                                                                      73,322          73,322
    Common stock, $.05 par value, 20,000,000 shares authorized,
      1,601,610 and 1,601,595 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                                80,081          80,081
    Additional paid-in capital                                                       8,966,513       8,966,513
    Accumulated deficit                                                             (5,367,375)     (5,393,862)
                                                                                  ------------    ------------
                   Total stockholders' equity                                        3,752,541       3,726,054
                                                                                  ------------    ------------

Commitments and contingencies

                                                                                  $ 29,751,513      30,487,673
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                       2001             2000
                                                   -------------    ------------

Net sales                                           $ 13,702,367      11,604,330
Cost of sales                                          9,641,974       8,080,566
                                                    ------------    ------------
     Gross profit                                      4,060,393       3,523,764

Selling, general and administrative expenses, net      3,648,165       3,716,194
                                                    ------------    ------------

     Operating income (loss)                             412,228        (192,430)

Interest income                                            4,683          23,148
Other income                                              39,867          14,440
Interest expense                                        (366,391)       (256,661)
                                                    ------------    ------------
     Income (loss) from continuing operations
        before income taxes                               90,387        (411,503)

Income taxes                                              63,900        (228,300)
                                                    ------------    ------------
     Income (loss) from continuing operations       $     26,487        (183,203)

Loss from operation of discontinued segment                 --          (157,896)

                                                    ------------    ------------
     Net income (loss)                              $     26,487        (341,099)
                                                    ============    ============

Income (loss) per common share:
  Basic:
    Continuing operations                           $       0.02           (0.12)
    Loss on discontinued operation                          --             (0.10)
                                                    ------------    ------------
    Net income (loss) per common share              $       0.02           (0.22)
                                                    ============    ============

  Diluted:
    Continuing operations                           $       0.01           (0.12)
    Loss on discontinued operation                          --             (0.10)
                                                    ------------    ------------
    Net income (loss) per common share              $       0.01           (0.22)
                                                    ============    ============

Weighted average shares outstanding:
    Basic                                              1,601,595       1,523,216
    Diluted                                            3,116,043       1,523,216

See accompanying notes to consolidated financial statements.



                    COLONIAL COMMERCIAL CORP.AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                      2001             2000
                                                                  ----------       -----------

Reconciliation of net income (loss) to net cash used in operating activities:
    Net income (loss)                                             $    26,487       (341,099)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
         Loss from discontinued operations                               --          157,895
         Deferred tax expense (benefit)                                12,900       (188,000)
         Provision for allowance for doubtful accounts                 84,541        104,657
         Depreciation                                                 127,275         89,402
         Amortization of intangibles                                   35,387         13,959
         Amortization of excess of net assets over cost               (28,233)       (28,233)
         Changes in assets and liabilities, net of effects
           of the purchase of Well-Bilt Steel Products, Inc.:
            Accounts receivable                                     1,247,271      1,163,737
            Inventory                                                (989,634)    (2,273,106)
            Prepaid expenses and other current assets                  88,362       (144,414)
            Accounts payable                                         (288,878)       945,073
            Investment securities - trading                              (887)          --
            Accrued liabilities                                       110,383       (343,552)
            Income taxes payable                                       46,225        (15,586)
            Deferred compensation                                         887           --
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities       472,086       (859,267)
                                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of licensing agreements                                   (4,800)       (22,000)
    Payments received on notes receivable                                --          316,069
    Additions to property and equipment                               (43,481)      (355,889)
                                                                  -----------    -----------
            Net cash used in investing activities                     (48,281)       (61,820)
                                                                  -----------    -----------

Cash flows from financing activities:
    Payments of notes payable                                         (46,195)       (40,042)
    Net borrowings (repayments) under credit facility                  46,574      3,230,884
                                                                  -----------    -----------
            Net cash provided by financing activities                     379      3,190,842
                                                                  -----------    -----------

Net cash used in discontinued operation                              (603,410)    (1,934,011)

                                                                  -----------    -----------
Increase (decrease) in cash and cash equivalents                     (179,226)       335,744

Cash and cash equivalents - beginning of period                       827,371      1,759,954
                                                                  -----------    -----------

Cash and cash equivalents - end of period                         $   648,145      2,095,698
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results that may be achieved for the full year.

         Certain reclassifications have been made to the three months ended March 31, 2000 information to conform to the current quarter presentation. The results of operations for the three months ended March 31, 2000 have been restated to reflect the discontinued operation of Well-Bilt Steel Products, Inc. that was accounted for as of December 31, 2000.

         Certain information and footnote disclosures, normally included in con-solidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report filed on Form 10-K.

 (2)     Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                        Three Months Ended
                                                March 31,2001     March 31, 2000
                                                -------------     --------------

        Cash paid during the period for:
             Interest                          $     366,391       $  282,462
             Income taxes                      $       7,700       $   86,382

         During the three months ended March 31, 2001 and 2000, the Company retired 15 and 458 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

(3)      Comprehensive Income

         The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income
         (loss) and net income (loss) for the periods presented.

(4)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                    Three Months Ended March 31,
                                                     2001              2000
                                                     ----              ----

          Net income (loss) numerator               $   26,487         (341,099)
                                                    ==========       ==========

          Weighted average common
             shares (denominator for
             basic income per share)                 1,601,595        1,523,216
          Effect of dilutive securities:
            Convertible preferred stock              1,466,451          --
            Employee stock options                      47,997          --
                                                    ----------       ----------

          Weighted average common
             and potential common
             shares outstanding
             (denominator for diluted
             income per share)                       3,116,043        1,523,216
                                                    ==========       ==========

          Basic income (loss) per share             $     0.02            (0.22)
                                                    ==========       ==========

          Diluted income (loss) per share           $     0.01            (0.22)
                                                    ==========       ==========

         Employee stock options totaling 158,800 and 291,000 for the three months ended March 31, 2001 and 2000, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive.

(5)      Industry Segments

         The Company has two reportable segments: (1) door hardware and door distribution and (2) HVAC. Summarized financial information for each of the Company's segments for the three months ended March 31, 2001 and 2000 follows:



THREE MONTHS ENDED
MARCH 31, 2001
                         Door  hardware
                            and door                               Corporate and                        Consolidated
                          distribution             HVAC             unallocated        Eliminations         totals
                          -------------            ----            -------------       ------------          -----

Net sales                  $  7,098,191          6,604,176                  --                --          13,702,367
Operating
  income (loss)                 694,591            (60,760)             (221,603)             --             412,228
Interest expense                179,666            186,725                  --                --             366,391
Income (loss)
  before income
  taxes                         452,525           (270,018)              (92,120)             --              90,387
Income (loss)
  from continuing
  operations, net
  of tax                        314,525(a)        (270,018)(a)           (18,020)(a)(c)       --              26,487

Total assets                 18,699,956         16,465,753             9,751,950(b)      (15,166,146)(d)  29,751,513


THREE MONTHS ENDED
MARCH 31, 2000
                         Door  hardware
                            and door                             Corporate and                        Consolidated
                          distribution             HVAC           unallocated         Eliminations       totals
                          -------------            ----          -------------       --------------       -----

Net sales                 $   4,336,499          7,267,831          --                    --              11,604,330
Operating
  income (loss)                 (52,283)           137,392              (277,539)         --                (192,430)
Interest expense                 86,190            186,425          --                       (15,954)(e)     256,661
Income (loss)
  before income
  taxes                        (206,776)           (96,373)             (113,777)         --                (416,926)
Income (loss)
  from continuing
  operations, net
  of tax                       (169,022)(a)        (88,105)(a)            73,924(a)(c)     --               (183,203)
Total assets                 16,611,002         16,691,871            12,281,853(b)       (9,401,373)(d)  36,183,353


(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $62,400 in 2001 and 2000, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments.

(b)      Includes $1,625,002 and $3,878,002 as of March 31, 2001 and 2000,
         respectively, of deferred tax assets that are not allocated to any segment.

(c) Includes ($74,100) and ($188,000) of deferred tax benefit for the three months ended March 31, 2001 and 2000, respectively, that is not allocated to any segment.

(d) Represents elimination of intercompany receivable, and the investment in the door hardware and door distribution segment and the HVAC segment.




(e) Represents elimination of interest charged to Atlantic on intercompany borrowings during fiscal 2000. Beginning with the quarter ended March 31, 2001, the Company no longer charges interest to Atlantic on intercompany borrowings. The Company does not charge interest on intercompany borrowings to Universal.


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

Results of Operations - Three Months Ended March 31, 2001 and 2000

         The Company reported a net profit of $26,487 for the first quarter of 2001, which includes net income of $314,525 from Atlantic Hardware and Supply Corporation ("Atlantic") and a net loss of $270,018 from Universal Supply Group, Inc. ("Universal"), as compared to net loss of $341,099 for the first quarter of 2000, which included $169,022 of net loss from Atlantic, $88,105 of net loss from Universal and $157,895 of net loss from the discontinued operations of Well-Bilt Steel Products ("Well-Bilt").

         Sales increased $2,098,037 (18.1%) to $13,702,367 as compared to the prior year's quarter, principally due to increased sales at Atlantic of $2,761,692 (63.7%) offset by a decrease in sales at Universal of $663,655 (9.1%). Sales increased at Atlantic due to the timing of shipments from its backlog of confirmed contracts. Atlantic's backlog of firm contracts decreased $1,500,000 to $11,500,000 from December 31, 2000 and $3,700,000 from March 31,
2000 due to timing of shipments during the first quarter of the 2001-year. Universal's sales declined due to the uncertainty of economic conditions in its geographical region, principally New Jersey.

         Selling, general and administrative expenses, net, decreased $68,029 (1.8%) due to a net reduction of various operating expenses including the reversal of an accrual for Atlantic's year 2000 discretionary profit sharing plan contribution, based upon management's recent decision not to make the contribution.

         Interest expense increased $109,730 principally due to increased borrowings relating to the acquisition and operation of Well-Bilt in the year 2000. Other income increased due to increased finance charges collected on Universal's accounts receivable.

         During the first quarter of 2001, the Company provided for an estimated federal tax expense as well as a state tax expense aggregating $63,900. The state tax expense is associated with the taxable income of Atlantic. During the 2000 quarter, the Company provided for a federal and state tax benefit of $228,000.

Liquidity and Capital Resources

         As of March 31, 2001, the Company had $648,145 in cash and cash equivalents compared with $827,371 at December 31, 2000.

         Cash flows provided by operations was $472,086 during the three months ended March 31, 2001. Accounts receivable declined due to a decrease in sales at Universal and increased collections at Atlantic. Inventory increased as a result of the stage of completion of Atlantic's current contracts and the purchase of a large volume of air conditioners and related accessories by Universal in preparation for the upcoming summer season. Accounts payable also decreased due to the Company's concentrated efforts at Atlantic to pay the outstanding payables to vendors.

         Cash flows used in investing activities of $48,281 during the three months ended March 31, 2001 were primarily due to $43,481 for the purchase of property and equipment.

         Net cash used in discontinued operation of $603,410 for the quarter ended March 31, 2001 reflects the results of the disposal of Well-Bilt. Net cash used of $1,934,011 for the quarter ended March 31, 2000 reflects the acquisition and operating losses of Well-Bilt.

         At March 31, 2001, amounts outstanding under the credit facility were $17,170,486 of which $2,829,000 represents amounts under a term loan, payable in 60 equal monthly installments of $76,500. Although the term loan is payable over 60 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal repayment. At March 31, 2001, the amount of unused available credit was $829,514.

           The Company believes that the remaining credit available under the credit facility is sufficient to finance its current operating needs, however, the Company's ability to finance future growth in operations or non-operating activities through the credit facility is limited.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 1%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $155,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2001. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K -

         (a) Reports on Form 8-K. During the three months ended March 31, 2001, the Registrant filed a report on Form 8-K dated February 1, 2001 relative to the disposition of Well-Bilt Steel Products, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001            COLONIAL COMMERCIAL CORP.

                               /s/ Bernard Korn
                               Bernard Korn,
                               Chairman of the Board and President

                               /s/ James W. Stewart
                               ---------------------
                               James W. Stewart,
                               Executive Vice President and Treasurer