Form 10-Q
period 2001-06-30
COLONIAL COMMERCIAL CORP
filed 2001-08-13
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 2001                   COMMISSION FILE NO. 1-6663
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

                                    Yes  X                           No __
                                         -

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of July 31, 2001.

            Common Stock, par value $.05 per share -1,603,659 shares Convertible Preferred Stock, par value $.05 per share - 1,464,387 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                      PAGE NO.
                                                                      --------

PART I.    FINANCIAL INFORMATION

     Item 1 -   Financial Statements

                Consolidated Balance Sheets as of
                 June 30, 2001 (unaudited) and
                 December 31, 2000                                    1

                Consolidated Statements of Operations
                 Three Months ended June 30, 2001
                 and 2000 (unaudited)                                 2

                Consolidated Statements of Operations
                 Six Months ended June 30, 2001 and
                 2000 (unaudited)                                     3

                Consolidated Statements of Cash Flows for
                 the Six Months ended June 30, 2001
                 and 2000 (unaudited)                                 4

                Notes to Consolidated Financial Statements
                 (unaudited)                                          5

     Item 2 -   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        9

     Item 3 -   Quantitative and Qualitative Disclosures About
                 Market Risk                                         12

PART II.   OTHER INFORMATION

     Item 1 -   Legal Proceedings                                    13

     Item 4 -   Submission of Matters to a Vote of Security
                Holders                                              13

     Item 6 -   Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                           15

Item 1.  Financial Statements
-------  --------------------
                                     PART 1.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000

                                    Assets                            2001             2000
                                                                 ---------------   ------------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                     $    647,070         827,371
    Accounts receivable, net of allowance for doubtful accounts
      of $561,000 in 2001 and $757,000 in 2000, respectively        11,589,381      14,288,161
    Inventory                                                        9,971,175       9,360,042
    Prepaid expenses and other current assets                          668,691         725,283
    Deferred taxes                                                      30,940          30,940
                                                                  ------------    ------------
                   Total current assets                             22,907,257      25,231,797

Deferred taxes                                                       1,594,062       1,594,062
Property and equipment, net                                          1,924,171       2,012,099
Excess of cost over fair value of net assets acquired and other
    intangibles, net                                                 1,507,804       1,569,479
Investment securities                                                  102,339          80,236
                                                                  ------------    ------------
                                                                  $ 28,035,633      30,487,673
                                                                  ============    ============

                     Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                              $  4,882,676       6,119,146
    Accrued liabilities                                              1,942,468       1,941,180
    Income taxes payable                                                48,225          19,000
    Borrowings under credit facility                                16,544,991      17,123,912
    Notes payable - current portion                                    180,515         180,636
    Net liabilities of discontinued operation                             --           603,410
                                                                  ------------    ------------
                   Total current liabilities                        23,598,875      25,987,284

Notes payable, excluding current portion                               124,023         195,352
Excess of acquired net assets over cost, net                           442,281         498,747
Deferred compensation                                                  102,339          80,236
                                                                 ------------    ------------
                   Total liabilities                                24,267,518      26,761,619
                                                                  ------------    ------------

Stockholders' equity:
    Convertible preferred stock, $.05 par value, liquidation
      preference of $7,321,935 and $7,332,255 at June 30, 2001
      and December 31, 2000, respectively.  2,468,860 shares
      authorized, 1,464,387 and 1,466,451 shares issued and
      outstanding at June 30, 2001 and December 31, 2000,
      respectively                                                      73,219          73,322
    Common stock, $.05 par value, 20,000,000 shares authorized,
      1,603,659 and 1,601,595 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively                 80,184          80,081
    Additional paid-in capital                                       8,966,513       8,966,513
    Accumulated deficit                                             (5,351,801)     (5,393,862)
                                                                  ------------    ------------
                   Total stockholders' equity                        3,768,115       3,726,054
                                                                  ------------    ------------

Commitments and contingencies
                                                                  $ 28,035,633      30,487,673
                                                                  ============    ============



See accompanying notes to consolidated financial statements




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Three Months ended June 30, 2001 and 2000
                                  (unaudited)


                                                        2001            2000
                                                    ------------   -------------

Net sales                                           $ 14,318,497      16,180,110

Cost of sales                                         10,377,857      11,580,002
                                                    ------------    ------------
     Gross profit                                      3,940,640       4,600,108

Selling, general and administrative expenses, net      3,658,106       3,945,604
                                                    ------------    ------------

     Operating income                                    282,534         654,504

Interest income                                            3,006          80,826
Other income                                              46,249          15,248
Interest expense                                        (346,115)       (382,146)
                                                    ------------    ------------
     Income (loss) from continuing operations
          before income tax
                                                         (14,326)        368,432

Income taxes                                             (29,900)        (72,300)
                                                    ------------    ------------
     Income from continuing operations              $     15,574         440,732

Loss from operation of discontinued segment                 --          (902,776)

                                                    ------------    ------------
     Net income (loss)                              $     15,574        (462,044)
                                                    ============    ============

Income (loss) per common share:
  Basic:
     Continuing operations                          $       0.01            0.29
     Loss on discontinued operations                        --             (0.59)
                                                    ------------    ------------
     Net income (loss) per common share             $       0.01           (0.30)
                                                    ============    ============

  Diluted:
     Continuing operations                          $       0.01            0.14
     Loss on discontinued operation                         --             (0.28)
                                                    ------------    ------------
     Net income (loss) per common share             $       0.01           (0.14)
                                                    ============    ============

Weighted average shares outstanding:
     Basic                                             1,603,659       1,523,521
     Diluted                                           3,071,094       3,244,307



See accompanying notes to consolidated financial statements






                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Six Months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                        2001           2000
                                                    ------------   -------------

Net sales                                           $ 28,020,864      27,784,440
Cost of sales                                         20,019,831      19,660,567
                                                    ------------    ------------
     Gross profit                                      8,001,033       8,123,873

Selling, general and administrative expenses, net      7,306,271       7,661,798
                                                    ------------    ------------

     Operating income                                    694,762         462,075

Interest income                                            7,689         103,973
Other income                                              86,116          29,688
Interest expense                                        (712,506)       (638,807)
                                                    ------------    ------------
     Income (loss) from continuing operations
        before income taxes                               76,061         (43,071)

Income taxes                                              34,000        (300,600)
                                                    ------------    ------------
     Income  from continuing operations             $     42,061         257,529

Loss from operation of discontinued segment                 --        (1,060,672)

                                                    ------------    ------------
     Net income (loss)                              $     42,061        (803,143)
                                                    ============    ============

Income (loss) per common share:
   Basic:
      Continuing operations                         $       0.03            0.17
      Loss on discontinued operation                        --             (0.70)
                                                    ------------    ------------
      Net income (loss) per common share            $       0.03           (0.53)
                                                    ============    ============

   Diluted:
      Continuing operations                         $       0.01            0.08
      Loss on discontinued operation                        --             (0.33)
                                                    ------------    ------------
      Net income (loss) per common share            $       0.01           (0.25)
                                                    ============    ============

Weighted average shares outstanding:
    Basic                                              1,602,630       1,523,368
    Diluted                                            3,093,568       3,203,290




See accompanying notes to consolidated financial statements


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                       2001           2000
                                                                    --------        ----------

Reconciliation of net income (loss) to net cash provided by
    (used in) operating activities:
    Net income (loss)                                              $    42,061       (803,143)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
         Loss from discontinued operation                                 --        1,060,672
         Deferred tax expense (benefit)                                   --         (331,000)
         Provision for allowance for doubtful accounts                 202,553        209,480
         Depreciation                                                  254,753        231,827
         Amortization of intangibles                                    66,475         76,288
         Amortization of excess of net assets over cost                (56,466)       (56,466)
         Changes in assets and liabilities, net of effects
           of cash used in discontinued operation:
            Accounts receivable                                      2,496,227     (2,882,707)
            Inventory                                                 (611,133)    (1,780,345)
            Prepaid expenses and other current assets                   56,592       (122,361)
            Accounts payable                                        (1,236,470)     3,189,497
            Investment securities - trading                            (22,103)          --
            Accrued liabilities                                          1,288       (636,153)
            Income taxes payable                                        29,225         24,699
            Deferred compensation                                       22,103           --
                                                                   -----------    -----------
            Net cash provided by (used in) operating activities      1,245,105     (1,819,712)
                                                                   -----------    -----------

Cash flows from investing activities:
    Purchase of licensing agreements                                    (4,800)       (22,000)
    Payments received on notes receivable                                   --        316,069
    Additions to property and equipment                               (148,332)    (1,848,535)
                                                                   -----------    -----------
            Net cash used in investing activities                     (153,132)    (1,554,466)
                                                                   -----------    -----------

Cash flows from financing activities:
    Payments of notes payable                                          (89,943)       (52,375)
    Exercise of employee stock options                                     --           8,249
    Net borrowings (repayments) under credit facility                 (578,921)     6,311,418
                                                                   -----------    -----------
            Net cash (used in) provided by  financing activities      (668,864)     6,267,292
                                                                   -----------    -----------

Net cash used in discontinued operation                               (603,410)    (2,980,083)

                                                                   -----------    -----------
Decrease in cash and cash equivalents                                 (180,301)       (86,969)

Cash and cash equivalents - beginning of period                        827,371      1,759,954
                                                                   -----------    -----------

Cash and cash equivalents - end of period                          $   647,070      1,672,985
                                                                   ===========    ===========




See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results that may be achieved for the full year.

          Certain reclassifications have been made to the three and six months ended June 30, 2000 information to conform to the corresponding current period's presentation. The results of operations for the three months and six months ended June 30, 2000 have been restated to reflect the discontinued operation of Well-Bilt Steel Products, Inc. that was accounted for as of December 31, 2000.

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

(2)       SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

          The following is supplemental information relating to the consolidated statements of cash flows:
                                                      Six Months Ended
                                                June 30, 2001     June 30, 2000
                                               ---------------    -------------

          Cash paid during the period for:
              Interest                         $ 661,044          $  704,210
              Income taxes                     $   7,700          $   86,234

          During the six months ended June 30, 2001 and 2000, the Company retired 2,064 and 458 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

          During the six months ended June 30, 2001 and 2000, notes payable of $18,493 and $41,525, respectively, were incurred for the purchase of automobiles.

(3)       Comprehensive Income (Loss)
          ---------------------------

          The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income
          (loss) and net income (loss) for the periods presented.

(4)       Net Income (Loss) Per Common Share
          ----------------------------------

          A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:



                                                       Six Months Ended June 30,         Three Months Ended June 30,
                                                         2001             2000              2001           2000
                                                         ----             ----              ----           ----
          Net income (loss) numerator              $     42,061        (803,143)          15,574        (462,044)
                                                         ======         =======           ======         =======

          Weighted average common
             shares (denominator for
             basic income per share)                  1,602,630       1,523,368        1,603,659        1,523,521
          Effect of dilutive securities:
            Convertible preferred stock               1,465,416       1,532,678        1,464,387        1,532,525
            Employee stock options                       25,522         147,244            3,048          188,261
                                                   -------------     ----------     --------------    -----------

          Weighted average common
             and potential common
             shares outstanding
             (denominator for diluted
             income per share)                        3,093,568       3,203,290        3,071,094        3,244,307
                                                    ===========       =========        =========        =========

          Income (loss) per common share:
           Basic:
            Continuing operations                  $    0.03            0.17            0.01               0.29
            Loss on discontinued operation                -            (0.70)             -               (0.59)
                                                       ------           ----            ----               ----
            Net income (loss) per common share     $    0.03           (0.53)           0.01              (0.30)
                                                        ====            ====            ====               ====

           Diluted:
            Continuing operations                  $    0.01            0.08            0.01               0.14
            Loss on discontinued operation                -            (0.33)            -                (0.28)
                                                       ------           ----            ----               ----
            Net income (loss) per common share     $    0.01           (0.25)           0.01              (0.14)
                                                        ====            ====            ====               ====



           The diluted weighted average shares were used to calculate diluted income per share for discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

           Employee stock options totaling 249,600 and 169,600 for the three and six months ended June 30, 2001 were not included in the net income per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options for the three or six months ended June 30, 2000.

(5)        INDUSTRY SEGMENTS
           -----------------

           The Company has two reportable segments: (1) door hardware and door distribution and (2) HVAC. Summarized financial information for each of the Company's segments for the three months and six months ended June 30, 2001 and 2000 follows:

THREE MONTHS ENDED
JUNE 30, 2001
                          Door  hardware
                              and door                          Corporate and                           Consolidated
                           distribution          HVAC             unallocated        Eliminations          totals
                          -------------          ----           -------------        ------------           -----

Net sales                 $   6,641,907         7,676,590              --                  --             14,318,497
Operating
  income (loss)                 232,457           247,814        (197,737)                 --                282,534
Interest expense                175,691           170,424              --                  --                346,115
Income (loss)
  before income
  taxes                          (5,634)(a)        61,239(a)      (69,931) (a)             --                (14,326)
Income (loss)
  from continuing
  operations, net
  of tax                         44,366(a)         61,239(a)      (90,031)(a)(b)           --                 15,574

Total assets                 16,962,719        16,550,840       9,655,220(c)         (15,133,146)(d)      28,035,633





SIX MONTHS ENDED
JUNE 30, 2001
                          Door  hardware
                              and door                          Corporate and                           Consolidated
                           distribution            HVAC          unallocated         Eliminations          totals
                          -------------            ----         -------------       --------------          -----

Net sales                   $13,740,098         14,280,766            --                  --              28,020,864
Operating
  income (loss)                 927,048            187,054       (419,340)                --                 694,762
Interest expense                355,357            357,149            --                  --                 712,506
Income (loss)
  before income
  taxes                         446,891(a)        (208,779)(a)   (162,051)(a)             --                  76,061
Income (loss)
  from continuing
  operations, net
  of tax                        358,891(a)        (208,779)(a)   (108,051)(a)(b)          --                  42,061
Total assets                 16,962,719         16,550,840      9,655,220(c)        (15,133,146)(d)       28,035,633





THREE MONTHS ENDED
JUNE 30, 2000
                          Door  hardware
                              and door                          Corporate and                                Consolidated
                           distribution          HVAC             unallocated          Eliminations             totals
                          -------------          ----           -------------          ------------             -----

Net sales                 $  7,521,670         8,658,440             --                      --               16,180,110
Operating
   income (loss)               661,636           359,420          (366,552)                  --                  654,504
Interest expense               193,830           205,731             --                   (17,415)(e)            382,146
Income  (loss)
  before income
  taxes                        467,664(a)        107,069(a)       (206,301)(a)               --                  368,432
Income (loss)
  from continuing
  operations, net
  of tax                       356,402(a)         94,131(a)         (9,801)(a)(b)            --                  440,732

Total assets                22,147,610        17,512,961        12,451,321 (c)        (11,465,062)(d)         40,646,830


SIX MONTHS ENDED
JUNE 30, 2000
                          Door  hardware
                              and door                          Corporate and                                Consolidated
                           distribution          HVAC             unallocated          Eliminations             totals
                          -------------          ----           -------------          ------------              -----

Net sales                  $11,858,169        15,926,271             --                     --                27,784,440
Operating
   income (loss)               609,354           496,812          (644,091)                 --                   462,075
Interest expense               280,020           392,156             --                   (33,369)(e)            638,807
Income  (loss)
  before income
  taxes                        266,311(a)         10,696(a)       (320,078)(a)              --                   (43,071)
Income (loss)
  from continuing
  operations, net
  of tax                       187,381(a)          6,026(a)         64,122(a)(b)            --                   257,529

Total assets                22,147,610        17,512,961        12,451,321(c)         (11,465,062)(d)         40,646,830

(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $62,400 in the three months ended June 30, 2001 and 2000 and $124,800 in the six months ended June 30, 2001 and 2000, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments.

(b) Includes $20,100 and $(143,000) of deferred tax expense (benefit) in the three months ended June 30, 2001 and 2000, respectively, and $(54,000) and $(331,000) in the six months ended June 30, 2001 and 2000, respectively, that is not allocated to any of the segments.

(c)        Includes $1,625,002 and $4,021,002 as of June 30, 2001 and 2000,
           respectively, of deferred tax assets that are not allocated to any segment.

                                        8




(d) Represents elimination of intercompany receivables and Corporate's investment in the door hardware and door distribution segment and the HVAC segment.

(e) Represents elimination of interest charged to Atlantic on intercompany borrowings during fiscal 2000. Beginning with the quarter ended March 31, 2001, the Company no longer charges interest to Atlantic on intercompany borrowings. The Company does not charge interest on intercompany borrowings to Universal.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
             OF OPERATIONS
             -------------

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

Results of Operations - Three Months Ended June 30, 2001 and 2000

           The Company reported a net profit of $15,574 for the second quarter of 2001, which includes net income of $44,366 from Atlantic Hardware and Supply Corporation ("Atlantic") and net income of $61,239 from Universal Supply Group, Inc. ("Universal"), as compared to a net loss of $462,044 for the second quarter of 2000, which included $356,402 of net income from Atlantic, $94,131 of net income from Universal and $902,776 of net loss from the discontinued operations of Well-Bilt Steel Products, Inc. ("Well-Bilt").

           Sales decreased $1,861,613 (11.5%) to $14,318,497 as compared to the prior year's quarter due to a decrease in sales at Atlantic of $879,763 (11.7%) and a decrease in sales at Universal of $981,850 (11.3%). Sales decreased at Atlantic due to the timing of shipments from its backlog of confirmed contracts. Universal's sales declined due to the uncertainty of economic conditions in its geographical region, principally New Jersey.

           Selling, general and administrative expenses decreased $287,498 (7.3%) due primarily to reductions in commissions and bonuses resulting from revisions to the Company's compensation policy for salesmen.

           Interest expense decreased $36,031 principally due to lower outstanding borrowings on the credit line as well as a reduction in the applicable interest rate on outstanding borrowings. The lower outstanding borrowings were attributable to increased collections on trade receivables. Interest income decreased $77,820 due to lower average invested cash balances resulting from the additional cash utilized in the Company's investment in Well-Bilt subsequent to June 30, 2000. Other income increased $31,001 due to increased finance charges collected on Universal's accounts receivable.

           During the three months ended June 30, 2001, the Company reversed the deferred federal tax expense recorded in the first quarter in the amount of $12,900. The amount was reversed as the Company is in a year to date federal loss position due to a significant level of permanent differences, as of June 30, 2001. The Company also recorded a current state tax benefit of $17,000 for the quarter, due to a reduction in Atlantic's estimated taxable state income for the six month period ended June 30, 2001. During the 2000 quarter, the Company provided for a federal and state tax benefit of $72,300.

Results of Operations - Six Months Ended June 30, 2001 and 2000

           The Company reported a net profit of $42,061 for the first half of 2001, which includes $358,891 of net income from Atlantic and a net loss of $208,779 from Universal, as compared to a net loss of $803,143 for the first half of 2000, which included $187,381 of net income from Atlantic, $6,026 of net income from Universal and $1,060,672 of net loss from the discontinued operations of Well-Bilt.

           Sales increased $236,424 (0.9%) to $28,020,864 principally due to increased sales at Atlantic of $1,881,929 (15.9%) offset by a decrease in sales at Universal of $1,645,505 (10.3%). Sales increased at Atlantic due to the timing of shipments from its backlog of confirmed contracts. Atlantic's backlog of firm contracts decreased $4,400,000 to $8,600,000 from December 31, 2000 and $5,300,000 from June 30, 2000 due to timing of shipments during the six months ended June 30, 2001, as well as softer economic conditions. Universal's sales declined due to the uncertainty of economic conditions in its geographical region, principally New Jersey.

           Selling, general and administrative expenses decreased $355,527 (4.6%) from last year principally due to reductions in commissions resulting from revisions to the Company's compensation program, as well as reductions in bonuses and advertising and promotions.

            Interest expense increased $73,699 due primarily to increased borrowings related to the acquisition and operation of Well-Bilt. Interest income decreased $96,284 due to lower average invested cash balances resulting from the Company's investment in Well-Bilt. Other income increased $56,428 largely due to increased finance charges collected on Universal's accounts receivable.

           For the six months ended June 30, 2001, the Company is in a federal tax loss position and therefore has not provided for deferred federal tax expense on the net income of $42,061. The Company did, however, record an estimated state tax expense of $34,000 on the taxable income of Atlantic. During the first half of 2000, the Company provided for a federal and state tax benefit of $300,600.

Liquidity and Capital Resources

           As of June 30, 2001, the Company had $647,070 in cash and cash equivalents compared with $827,371 at December 31, 2000.

           Cash flows provided by operations were $1,245,105 during the six months ended June 30, 2001. Accounts receivable declined due to a decrease in sales at Universal and increased collections at Atlantic. Inventory increased as a result of the stage of completion of Atlantic's current contracts and the purchase of a large volume of air conditioners and related accessories by Universal in preparation for the summer season. Accounts payable also decreased due to the Company's concentrated efforts at Atlantic to pay the outstanding payables to vendors.

           Cash flows used in investing activities of $153,132 during the six months ended June 30, 2001 were primarily due to $148,332 for the purchase of property and equipment.

           Cash flows used in financing activities of $668,864 were primarily for repayments made on the credit facility. These repayments were principally the result of increased collections on trade receivables.

           Net cash used in discontinued operation of $603,410 for the six months ended June 30, 2001 reflects the results of the disposal of Well-Bilt. Net cash used of $2,980,083 for the six months ended June 30, 2000 reflects the acquisition and operating losses of Well-Bilt.

           At June 30, 2001, amounts outstanding under the $18,000,000 credit facility were $16,544,991 of which $2,599,500 represents amounts under a term loan, payable in 60 equal monthly installments of $76,500. Although the term loan is payable over 60 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal repayment. At June 30, 2001, the amount of unused available credit was $1,455,009.

           The Company believes that the remaining credit available under the credit facility is sufficient to finance its current operating needs, however, the Company's ability to finance future growth in operations or non-operating activities through the credit facility is limited.

Recent Accounting Pronouncements

           In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, "Business Combinations" (Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. These criteria are to be applied to business combinations completed after June 30, 2001. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company does not believe that implementation of Statement 141 will have an impact on the Company's financial position and results of operations.

           Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Upon adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement No. 142 also requires that any unamortized negative goodwill existing at the date Statement No. 142 is adopted, must be written off as a cumulative effect of a change in accounting principle. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002 and, accordingly, will reverse into income the unamortized negative goodwill, which will approximate $385,815 at December 31, 2001. The Company has not yet determined any additional impact that the adoption of Statement 142 will have on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

           The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 1%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $136,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2001. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

           The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None
-------  ------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           (a) Annual Meeting of Shareholders on June 13, 2001

           (b) On June 13, 2001, the preferred shareholders elected William Koon, William Pagano, Ronald Miller and Jack Rose as preferred stock directors of the Company, and the common shareholders elected Gerald S. Deutsch, Bernard Korn, James W. Stewart, Paul Selden and Carl L. Sussman as common stock directors. The common and preferred shareholders voted in favor of a resolution appointing KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2001.



            PROPOSAL                       FOR                      AGAINST         ABSTAINED
            --------                       ---                      -------         ---------
For the preferred shareholders to
elect William Koon, Ronald
Miller, Jack Rose and William
Pagano as Preferred Stock
directors:
    William Koon                          687,026                        -             13,163
    Ronald Miller                         687,090                        -             13,101
    Jack Rose                             686,867                        -             13,322
    William Pagano                        687,024                        -             13,163

For the common shareholders to
elect Gerald S. Deutsch, Bernard
Korn, Paul Selden, James W.
Stewart and Carl L. Sussman as
Common Stock directors:
     Gerald S. Deutsch                  1,376,301                        -             18,877
     Bernard Korn                       1,375,740                        -             19,438
     Paul Selden                        1,376,301                        -             18,877
     James W. Stewart                   1,375,844                        -             19,334
     Carl L. Sussman                    1,376,301                        -             18,877

To ratify the selection of KPMG
LLP as independent public
accountants of the Company for
the fiscal year ending
December 31, 2001                       2,068,409                      12,409          14,230



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

           (a) Reports on Form 8-K. During the three months ended June 30, 2001, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001                    COLONIAL COMMERCIAL CORP.

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