Form 10-Q
period 2001-09-30
COLONIAL COMMERCIAL CORP
filed 2001-11-13
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMMISSION FILE NO. 1-6663


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

                                    Yes  X                           No __
                                         -

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of October 31, 2001.

            Common Stock, par value $.05 per share - 1,603,760 shares Convertible Preferred Stock, par value $.05 per share - 1,464,286 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1 -    Financial Statements

                  Consolidated Balance Sheets as of
                    September 30, 2001 (unaudited) and
                    December 31, 2000                                    1
                  Consolidated Statements of Operations
                    Three Months ended September 30, 2001
                    and 2000 (unaudited)                                 2
                  Consolidated Statements of Operations
                    Nine Months ended September 30, 2001 and
                    2000 (unaudited)                                     3
                  Consolidated Statements of Cash Flows for
                    the Nine Months ended September 30, 2001
                    and 2000 (unaudited)                                 4
                  Notes to Consolidated Financial Statements
                    (unaudited)                                          5
     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       10

     Item 3 -     Quantitative and Qualitative Disclosures About
                    Market Risk                                         14


SIGNATURES                                                              15

ITEM 1.  FINANCIAL STATEMENTS
                                     PART 1.



                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000

                                          Assets                                        2001          2000
                                                                                    ------------   -----------
                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $    651,550        827,371
    Accounts receivable, net of allowance for doubtful accounts
       of $741,000 in 2001 and $757,000 in 2000, respectively                        11,559,653     14,288,161
    Inventory                                                                         9,474,790      9,360,042
    Prepaid expenses and other current assets                                           704,669        725,283
    Deferred taxes                                                                         --           30,940
                                                                                   ------------    -----------
                      Total current assets                                           22,390,662     25,231,797

Deferred taxes                                                                        1,625,002      1,594,062
Property and equipment, net                                                           1,835,443      2,012,099
Excess of cost over fair value of net assets acquired and other
    intangibles, net                                                                  1,476,716      1,569,479
Investment securities                                                                   100,444         80,236
                                                                                   ------------    -----------
                                                                                   $ 27,428,267     30,487,673
                                                                                   ============    ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                               $  5,705,488      6,119,146
    Accrued liabilities                                                               1,673,178      1,941,180
    Income taxes payable                                                                 10,803         19,000
    Borrowings under credit facility                                                 15,891,193     17,123,912
    Notes payable - current portion                                                     153,153        180,636
    Net liabilities of discontinued operation                                              --          603,410
                                                                                   ------------    -----------
                      Total current liabilities                                      23,433,815     25,987,284

Notes payable, excluding current portion                                                128,208        195,352
Excess of acquired net assets over cost, net                                            414,048        498,747
Deferred compensation                                                                   100,444         80,236
                                                                                   ------------    -----------
                      Total liabilities                                              24,076,515     26,761,619
                                                                                   ------------    -----------

Stockholders' equity:
    Convertible preferred stock, $.05 par value, liquidation preference of
       $7,321,430 and $7,332,255 at September 30, 2001 and December 31, 2000,
       respectively. 2,468,860 shares authorized, 1,464,286 and 1,466,451 shares issued and outstanding at September 30, 2001 and December 31, 2000,
       respectively                                                                      73,214         73,322
    Common stock, $.05 par value, 20,000,000 shares authorized,
       1,603,760 and 1,601,595 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively                            80,189         80,081
    Additional paid-in capital                                                        8,966,513      8,966,513
    Accumulated deficit                                                              (5,768,164)    (5,393,862)
                                                                                   ------------    -----------
                      Total stockholders' equity                                      3,351,752      3,726,054
                                                                                   ------------    -----------

Commitments and contingencies
                                                                                   $ 27,428,267     30,487,673
                                                                                   ============    ===========


See accompanying notes to consolidated financial statements







                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                    2001           2000
                                                                ------------    -----------

Net sales                                                       $ 13,373,114     15,085,034
Cost of sales                                                      9,902,776     10,926,394
                                                                ------------     ----------
     Gross profit                                                  3,470,338      4,158,640

Selling, general and administrative expenses, net                  3,844,563      3,873,672
                                                                ------------     ----------

     Operating income (loss)                                        (374,225)       284,968

Interest income                                                        2,078        139,997
Other income                                                         134,683        147,245
Interest expense                                                    (302,491)      (453,502)
                                                                ------------     ----------
     Income (loss) from continuing operations
        before income taxes                                         (539,955)       118,708

Income taxes                                                         (34,000)       361,288
                                                                ------------     ----------
     Loss from continuing operations                                (505,955)      (242,580)

Loss from operation of discontinued segment                             --         (766,159)
Recovery of loss on disposal of discontinued segment, net             89,592           --
                                                                ------------     ----------
     Net loss                                                   $   (416,363)    (1,008,739)
                                                                ============    ===========

Income (loss) per common share:
  Basic:
    Continuing operations                                       $      (0.32)         (0.16)
    Loss from operation of discontinued segment                         --            (0.49)
    Recovery of loss on disposal of discontinued segment, net           0.06           --
                                                                ------------    -----------
    Net loss per common share                                   $      (0.26)         (0.65)
                                                                ============    ===========

  Diluted:
    Continuing operations                                       $      (0.32)         (0.16)
    Loss from operation of discontinued segment                         --            (0.49)
    Recovery of loss on disposal of discontinued segment, net           0.06           --
                                                                ------------    -----------
    Net loss per common share                                   $      (0.26)         (0.65)
                                                                ============    ===========

Weighted average shares outstanding:
    Basic                                                          1,603,693      1,542,030
    Diluted                                                        1,603,693      1,542,030



See accompanying notes to consolidated financial statements.





                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Nine Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                      2001            2000
                                                                     ------         --------

Net sales                                                          $ 41,393,978     42,869,474
Cost of sales                                                        29,922,607     30,586,961
                                                                   ------------    -----------
     Gross profit                                                    11,471,371     12,282,513

Selling, general and administrative expenses, net                    11,150,834     11,535,470
                                                                   ------------    -----------

     Operating income                                                   320,537        747,043

Interest income                                                           9,767        243,970
Other income                                                            220,799        176,933
Interest expense                                                     (1,014,997)    (1,092,309)
                                                                   ------------    -----------
     Income (loss) from continuing operations
        before income taxes                                            (463,894)        75,637

Income taxes                                                               --           60,688
                                                                   ------------    -----------
     Income (loss) from continuing operations                          (463,894)        14,949

Loss from operation of discontinued segment                                --       (1,826,831)
Recovery of loss on disposal of discontinued segment, net                89,592           --
                                                                   ------------    -----------
     Net loss                                                      $   (374,302)    (1,811,882)
                                                                   ============    ===========

Income (loss) per common share:
   Basic:
      Continuing operations                                        $      (0.29)          0.01
      Loss from operation of discontinued segment                          --            (1.19)
      Recovery of loss on disposal of discontinued segment, net            0.06           --
                                                                   ------------    -----------
      Net loss per common share                                    $      (0.23)         (1.18)
                                                                   ============    ===========

   Diluted:
      Continuing operations                                        $      (0.29)          0.01
      Loss from operation of discontinued segment                          --            (0.57)
      Recovery of loss on disposal of discontinued segment, net            0.06           --
                                                                   ------------    -----------
      Net loss per common share                                    $      (0.23)         (0.56)
                                                                   ============    ===========

Weighted average shares outstanding:
      Basic                                                           1,602,984      1,529,589
      Diluted                                                         1,602,984      3,208,893



See accompanying notes to consolidated financial statements.





                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                      2001           2000
                                                                     ------         ------

Reconciliation of net loss to net cash provided by (used in)
    operating activities:
    Net loss                                                       $  (374,302)   (1,811,882)
    Adjustments to reconcile net loss to cash used in
       operating activities:
          (Income) loss from discontinued operation                    (89,592)    1,826,831
          Provision for allowance for doubtful accounts                390,376       309,744
          Depreciation                                                 384,347       394,964
          Amortization of intangibles                                   97,563       138,124
          Amortization of excess of net assets over cost               (84,699)      (84,699)
          Changes in assets and liabilities, net of effects
            of cash used in discontinued operation:
             Accounts receivable                                     2,338,132    (2,602,865)
             Inventory                                                (114,748)   (2,567,162)
             Prepaid expenses and other current assets                  20,614       261,823
             Accounts payable                                         (413,658)    4,834,307
             Investment securities - trading                           (20,208)         --
             Accrued liabilities                                      (268,002)     (749,367)
             Income taxes payable                                       (8,197)       17,474
             Deferred compensation                                      20,208          --
                                                                   -----------    ----------
             Net cash provided by (used in) operating activities     1,877,834       (32,708)
                                                                   -----------    ----------

Cash flows from investing activities:
    Purchase of licensing agreements                                    (4,800)      (22,000)
    Payment for acquisition of Universal Supply Group, Inc., net
       of cash acquired                                                   --        (141,299)
    Payments received on notes receivable                                 --         316,069
    Additions to property and equipment                               (189,198)   (2,284,844)
                                                                   -----------    ----------
             Net cash used in investing activities                    (193,998)   (2,132,074)
                                                                   -----------    ----------

Cash flows from financing activities:
    Payments of notes payable                                         (113,120)     (125,414)
    Exercise of employee stock options                                    --          30,999
    Net borrowings (repayments) under credit facility               (1,232,719)    5,555,173
                                                                   -----------    ----------
             Net cash (used in) provided by financing activities    (1,345,839)    5,460,758
                                                                   -----------    ----------

Net cash used in discontinued operation                               (513,818)   (4,023,056)

Decrease in cash and cash equivalents                                 (175,821)     (727,080)

Cash and cash equivalents - beginning of period                        827,371     1,759,954
                                                                   -----------    ----------

Cash and cash equivalents - end of period                          $   651,550     1,032,874
                                                                   ===========    ==========




See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

(1) The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results that may be achieved for the full year.

         Certain reclassifications have been made to the nine months ended September 30, 2000 information to conform to the corresponding current period's presentation. The results of operations for the three months and nine months ended September 30, 2000 have been restated to reflect the discontinued operation of Well-Bilt Steel Products, Inc. ("Well-Bilt") that was accounted for as such as of December 31, 2000.

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

 (2)     Discontinued Operation
         ----------------------

         On January 12, 2001, the Board of Directors approved a plan to dispose of the Well-Bilt operations. The disposal was completed on February 1, 2001. The results of operations for Well-Bilt, as well as the loss on the disposition of Well-Bilt, have been shown as discontinued operations in the consolidated financial statements as of and for the year ended December 31, 2000.

         During the third quarter of 2001, the Company, which had guaranteed certain liabilities of Well-Bilt, was able to reach favorable settlements on certain guarantees. As a result, the Company recorded an $89,592 net reduction of the loss on disposal of discontinued segment recorded at December 31, 2000.

 (3)     Supplemental Cash Flow Information
         ----------------------------------

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                    Nine Months Ended
                                        September 30, 2001    September 30, 2000
                                       --------------------   ------------------

        Cash paid during the period for:
             Interest                      $       967,241      $  1,141,859
             Income taxes                  $         7,700      $     98,695

         During the nine months ended September 30, 2001 and 2000, the Company retired 2,165 and 36,986 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

         During the nine months ended September 30, 2001 and 2000, notes payable of $18,493 and $41,525, respectively, were incurred for the purchase of automobiles.

(4)      Comprehensive Income (Loss)
         ---------------------------

         The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income
         (loss) and net income (loss) for the periods presented.

(5)      Net Income (Loss) Per Common Share
         ----------------------------------

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:






                                                Nine Months Ended                Three Months Ended
                                                  September 30,                      September 30,
                                              2001            2000              2001         2000
                                              ----            ----              ----         ----

Net loss - numerator                    $    (374,302)     (1,811,882)       (416,363)     (1,008,739)
                                        =============    ============     ===========    ============


Weighted average common
   shares (denominator for
   basic loss per share)                    1,602,984       1,529,589       1,603,693       1,542,030
Effect of dilutive securities:
  Convertible preferred stock                    --         1,529,735            --              --
  Employee stock options                         --           149,569            --              --
                                       --------------    ------------     -----------    ------------


Weighted average common
   and potential common
   shares outstanding
   (denominator for diluted
   income per share)                        1,602,984       3,208,893       1,603,693       1,542,030
                                        =============    ============    ============    ============

Income (loss) per common share:
Basic:
  Continuing operations                         (0.29)           0.01           (0.32)          (0.16)
  Loss from operation of discontinued
     segment                                     --             (1.19)            --            (0.49)
  Recovery of loss on disposal of
     discontinued segment, net                   0.06             --             0.06             --
                                        -------------    ------------    ------------    ------------
  Net loss per common share                     (0.23)          (1.18)          (0.26)          (0.65)
                                        =============    ============    ============    ============

Diluted:
  Continuing operations                         (0.29)           0.01           (0.32)          (0.16)
  Loss from operation of discontinued
     segment                                     --             (0.57)            --            (0.49)
  Recovery of loss on disposal of
     discontinued segment, net                   0.06             --             0.06             --
                                        -------------    ------------    ------------    ------------
  Net loss per common share             $       (0.23)          (0.56)          (0.26)          (0.65)
                                        =============    ============    ============    ============


         The diluted weighted average shares were used to calculate diluted loss per share for discontinued operations for the nine months ended September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Dilutive net loss per common share for the three and nine months ended September 30, 2001 and for the three months ended September 30, 2000 is the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options on income of continued operations.

         Employee stock options totaling 300,600 and 236,333 for the three and nine months ended September 30, 2001 and 236,333 and 189,600 for the three and nine months ended September 30, 2000, were not included in the net income per share calculation because their effect would have been anti-dilutive.

(6)      Industry Segments
         -----------------

         The Company has two reportable segments: (1) door hardware and door distribution and (2) HVAC. Summarized financial information for each of the Company's segments for the three months and nine months ended September 30, 2001 and 2000 follows:


THREE MONTHS ENDED
SEPTEMBER 30, 2001
                       Door hardware
                          and door                           Corporate and                            Consolidated
                       distribution           HVAC            unallocated         Eliminations          totals
                      -------------           ----           -------------        -------------          -----
Net sales             $   5,478,311        7,894,803              --                   --             13,373,114
Operating
  income (loss)            (466,374)         276,569          (184,420)                --               (374,225)
Interest expense            140,746          161,745              --                   --                302,491
Income (loss)
  before income
  taxes                    (669,520)(a)       93,184(a)         36,381(a)              --               (539,955)
Income (loss)
  from continuing
  operations, net
  of tax                   (581,520)(a)       93,184(a)        (17,619)(a)(b)          --               (505,955)

Total assets            $16,252,158       16,526,685         9,531,978(c)        (14,882,554)(d)      27,428,267




NINE MONTHS ENDED
SEPTEMBER 30, 2001
                       Door hardware
                          and door                           Corporate and                            Consolidated
                       distribution          HVAC              unallocated       Eliminations            totals
                      -------------          ----             -------------     --------------            -----
Net sales              $ 19,218,409       22,175,569               --                 --              41,393,978
Operating
  income (loss)             460,674          463,623           (603,760)              --                 320,537
Interest expense            496,103          518,894               --                 --               1,014,997
Loss before
  income taxes             (222,629)(a)     (115,595)(a)       (125,670)(a)           --                (463,894)
Loss from
  continuing
  operations, net
  of tax                   (222,629)(a)     (115,595)(a)       (125,670)(a)(b)        --                (463,894)

Total assets            $16,252,158       16,526,685          9,531,978(c)      (14,882,554)(d)       27,428,267










THREE MONTHS ENDED
SEPTEMBER 30, 2000
                       Door hardware
                          and door
                       distribution          HVAC            Corporate and                            Consolidated
                      -------------          ----              unallocated        Eliminations           totals
                                                              -------------       ------------           -----
Net sales              $  7,341,738        7,743,296
Operating                                                          --                    --           15,085,034
   income (loss)            393,846          244,104
Interest expense            281,145          207,492           (352,982)                 --              284,968
Income  (loss)                                                     --               (35,135)(e)          453,502
  before income
  taxes                     179,860(a)        25,901(a)
 Income (loss)                                                  (87,053)(a)              --              118,708
  from continuing
  operations, net
  of tax                    103,790(a)        15,643(a)        (362,013)(a)(b)           --             (242,580)

Total assets             23,776,823       17,183,693         12,047,278(c)      (12,988,936)(d)       40,018,858


NINE MONTHS ENDED
SEPTEMBER 30, 2000
                      Door  hardware
                          and door                          Corporate and                            Consolidated
                       distribution          HVAC            unallocated        Eliminations            totals
                      -------------          ----           -------------       ------------            -----

Net sales               $19,199,907       23,669,567                --               --               42,869,474
Operating
   income (loss)          1,003,200          740,916           (997,073)             --                  747,043
Interest expense            561,165          599,648                --              (68,504)(e)        1,092,309
Income  (loss)
  before income
  taxes                     446,171(a)        36,597(a)        (407,131)(a)          --                   75,637
Income (loss)
  from continuing
  operations, net
  of tax                    291,171(a)        21,669(a)        (297,891)(a)(b)       --                   14,949

Total assets             23,776,823       17,183,693         12,047,278(c)      (12,988,936)(d)       40,018,858



(a) Includes an allocation from corporate to each of the door hardware and door distribution and HVAC segments of $62,400 in the three months ended September 30, 2001 and 2000 and $187,200 in the nine months ended September 30, 2001 and 2000, based on management's estimate of costs incurred by corporate on behalf of the door hardware and door distribution and HVAC segments.

(b) Includes $331,000 of deferred tax expense in the three months ended September 30, 2000. There was no deferred tax expense for the three months ended September 30, 2001 and the nine months ended September 30, 2001 and 2000 that was not allocated to any of the segments.

(c)      Includes $1,625,002 and $3,690,002 as of September 30, 2001 and 2000,
         respectively, of deferred tax assets that are not allocated to any segment.


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

                                       -9-

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

Results of Operations - Three Months Ended September 30, 2001 and 2000

         The Company reported a net loss of $416,363 for the third quarter of 2001, which includes a net loss of $581,520 from Atlantic Hardware and Supply Corporation ("Atlantic"), net income of $93,184 from Universal Supply Group, Inc. ("Universal") and an $89,592 recovery of the loss on disposal of discontinued operations of Well-Bilt Steel Products, Inc. ("Well-Bilt"), as compared to a net loss of $1,008,739 for the third quarter of 2000, which included $103,790 of net income from Atlantic, $15,643 of net income from Universal and $766,159 of net loss from the discontinued operations of Well-Bilt.

         During the third quarter of 2001, the Company, which had guaranteed certain liabilities of the discontinued segment, Well-Bilt, was able to reach favorable settlements on certain guarantees. As a result, the Company recorded an $89,592 net reduction in the loss on disposal of discontinued segment that had been recorded at December 31, 2000.

         Sales decreased $1,711,920 (11.3%) to $13,373,114 as compared to the prior year's quarter due primarily to a decrease in sales at Atlantic of $1,863,427 (25.4%). The decrease in Atlantic's sales was partly due to the World Trade Center disaster on September 11, 2001. Many of Atlantic's New York City jobs suspended work for two weeks while unions supplied tradesmen to assist in the recovery efforts. In addition, difficulties in making deliveries to our New York City and New Jersey customers slowed sales during the last week of September and continued into October. Atlantic only had one contract in lower Manhattan, which has been temporarily delayed. The balance of the decrease in sales was due to the timing of shipments from Atlantic's backlog of confirmed contracts. Cost of goods sold increased as a percentage of sales when compared to the prior year's quarter due to additional costs incurred by Atlantic in finalizing certain older projects.

         Selling, general and administrative expenses decreased $29,109 (0.8%) from last year principally due to an increase in bad debt expense due to the finalization of certain older projects offset by a reduction in commissions and bonuses.

         Interest expense decreased $151,011 principally due to lower outstanding borrowings on the credit line, as well as a reduction in the applicable interest rate on outstanding borrowings from the comparable period. The lower outstanding borrowings were attributable to increased collections on trade receivables. Interest income decreased $137,919 due to lower average invested cash balances resulting from the additional cash utilized in the Company's investment in Well-Bilt subsequent to September 30, 2000. Other income decreased $12,562 due to a decrease in finance charges collected on Universal's accounts receivable.

         During the three months ended September 30, 2001, the Company did not record any federal tax expense, as the Company is in a year-to-date federal book tax loss position. As Atlantic is in a state tax loss position for the nine-month period ended September 30, 2001, the Company recorded a current net state tax benefit of $34,000 for the quarter, which represents the reversal of the state tax provision recorded in the first half of 2001. During the 2000 quarter, the Company provided for a federal and state tax expense of $361,288.

Results of Operations - Nine Months Ended September 30, 2001 and 2000

         The Company reported a net loss of $374,302 for the nine months ended September 30, 2001, which includes a net loss of $222,629 from Atlantic, a net loss of $115,595 from Universal, and an $89,592 recovery of the loss on disposal of discontinued operations of Well-Bilt, as compared to a net loss of $1,811,882 for the third quarter of 2000, which included $291,171 of net income from Atlantic, $21,669 of net income from Universal and $1,826,831 of net loss from the discontinued operations of Well-Bilt.

         Sales decreased $1,475,496 (3.4%) to $41,393,978 principally due to a decrease in sales at Universal of $1,493,998 (6.3%). Universal's sales declined due to the uncertainty of economic conditions in its geographical region, principally New Jersey. Atlantic's backlog of firm contracts decreased $900,000 to $12,100,000 from December 31, 2000 and $2,326,000 from September 30, 2000 due to the timing of shipments during the nine months ended September 30, 2001, as well as softer economic conditions. Cost of goods sold increased as a percentage of sales when compared to the prior year, due to additional costs incurred by Atlantic in finalizing certain older projects.

         Selling, general and administrative expenses decreased $384,636 (3.3%) from last year principally due to reductions in commissions resulting from revisions to the Company's compensation program, as well as reductions in bonuses and advertising and promotions, partially offset by increases in employee benefits (due to increased health insurance claims) and bad debt expense due to the finalization of certain older projects.

          Interest expense decreased $77,312 principally due to lower outstanding borrowings on the credit line, as well as a reduction in the applicable interest rate on outstanding borrowings. The lower outstanding borrowings were attributable to increased collections on trade receivables. Interest income decreased $234,203 due to lower average invested cash balances resulting from the additional cash utilized in the Company's investment in Well-Bilt, subsequent to September 30, 2000. Other income increased $43,866 due to increased finance charges collected on Universal's accounts receivable.

         During the nine months ended September 30, 2001, the Company did not record any state or federal tax provision, as the Company is in a year-to-date book tax loss position. During the nine months ended September 30, 2000, the Company provided for state taxes in the amount of $60,688 and no federal taxes, as they were in a federal book tax loss position.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had $651,550 in cash and cash equivalents compared with $827,371 at December 31, 2000.

         Cash flows provided by continuing operations was $1,877,834 during the nine months ended September 30, 2001. Accounts receivable declined due primarily to increased collections at Atlantic. Accounts payable also decreased due to the Company's concentrated efforts at Atlantic to pay the outstanding payables to vendors.

         Cash flows used in investing activities of $193,998 during the nine months ended September 30, 2001 were primarily due to $189,198 for the purchase of property and equipment.

         Cash flows used in financing activities of $1,345,839 were primarily for repayments made on the credit facility. These repayments were principally the result of increased collections on trade receivables.

         Net cash used in discontinued operation of $513,818 for the nine months ended September 30, 2001 reflects the results of the disposal of Well-Bilt, net of an $89,592 recovery of the loss on disposal of discontinued segment, recorded in the third quarter of 2001. Net cash used of $4,023,056 for the nine months ended September 30, 2000 reflects the acquisition and operating losses of Well-Bilt.

         In June 1999, the Company entered into a loan and security agreement with the Bank ("the agreement") related to a $16,000,000 credit facility. As of December 31, 2000, the agreement had been amended to increase the amount of the credit facility to $18,000,000. As of September 30, 2001, the agreement had been further amended to decrease the amount of the credit facility to $16,000,000.

         At September 30, 2001, amounts outstanding under the $16,000,000 credit facility were $15,891,193, of which $2,370,000 represents amounts under a term loan payable in 31 remaining equal monthly installments of approximately $76,500. Although the term loan is payable over the remaining 31 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal repayment. At September 30, 2001, the amount of unused available credit was $108,807. The Company may not achieve the required level of net income in the fourth quarter to be in compliance with the tangible net worth covenant at December 31, 2001. The Company will pursue, and believes will obtain, a waiver for such violation, if necessary, similar to the one received for the year ended December 31, 2000.

         The Company has implemented an overall cost containment strategy. In addition, the Company is in the process of restructuring certain internal procedures, which will result in additional cost savings. At the same time, the Company has increased efforts to expand its internal growth and expects these efforts will improve liquidity and bolster future anticipated profits. The Company believes that the credit facility is sufficient to finance its current operating needs, however, the Company's ability to finance future growth in operations or non-operating activities through the credit facility is limited.

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

         Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Upon adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement No. 142 also requires that any unamortized negative goodwill existing at the date Statement No. 142 is adopted, must be written off as a cumulative effect of a change in accounting principle. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002 and, accordingly, will reverse into income the unamortized negative goodwill, which will approximate $385,815 at December 31, 2001. In addition, the Company will cease the amortization of the goodwill acquired in the acquisition of Universal. The Company has not yet determined any additional impact that the adoption of Statement 142 will have on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 1%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $111,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2001. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

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

Dated: November 13, 2001                 COLONIAL COMMERCIAL CORP.

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