Form 10-K
period 2001-12-31
COLONIAL COMMERCIAL CORP
filed 2003-11-18
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001    COMMISSION FILE NO. 1-6663
   -------------------------------------------    --------------------------

                            COLONIAL COMMERCIAL CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              11-2037182
   --------------------------------    ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

     3601 HEMPSTEAD TURNPIKE, LEVITTOWN, NEW YORK        11756-1315
     --------------------------------------------        ----------
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,709 as of June 28, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of November 11, 2003.

                                                               OUTSTANDING
                                                               -----------
         Common Stock $.05 par value                            2,405,804
         Convertible Preferred Stock $.05 par value             1,464,242

                       Documents Incorporated by Reference
                                      None

                                     PART I.
FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words "anticipates," "expects," "believes," "may," "intends" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, the ability to continue as a going concern, the availability of financing, the impact of the bankruptcy of Atlantic on a go-forward basis, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

ITEM 1 BUSINESS

   (a) GENERAL DEVELOPMENT OF BUSINESS

         Colonial Commercial Corp. (the "Company" or "Registrant" or "Colonial") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant," "Company" or "Colonial" refers to Colonial Commercial Corp. and its consolidated subsidiaries.

         The Company's continuing operations are conducted through its wholly-owned subsidiary, Universal Supply Group, Inc. ("Universal"). The business operations of Universal are described below under "Narrative Description of Business."

         On July 1, 2002, Universal paid $670,981 to purchase certain accounts receivable, inventory and other accessories from Goldman Associates of New York, Inc. ("Goldman"), relating to Goldman's HVAC business in New Jersey and certain areas of New York.

         The Company disposed of its Well-Bilt door and doorframe manufacturing segment in February 2001. A loss from operations of this segment of $3,212,152 and a $3,731,654 loss on disposal of this segment are reflected in the consolidated statements of operations for the year ended December 31, 2000.

         On January 28, 2002, Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still ongoing. Colonial and Universal are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company does not exercise significant influence over Atlantic's operations and financial activities. As of December 31, 2001, Atlantic has been deconsolidated on the Company's financial statements and its operations are being reported as "results from operations of discontinued segments."

         On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5.8 million) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2.5 million as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         The Company's shares were delisted from the Nasdaq SmallCap Market in June 2002 because (i) the Company failed to timely file its Form 10-Q for the fiscal quarter ended March 31, 2002 and its Form 10-K for 2001, (ii) the market value of its publicly held shares of common stock was less than the required $1 million, and (iii) the closing bid price of its common stock was less than $1 per share.

         On June 25, 1999, the Company purchased all of the assets, subject to all of the liabilities of Universal for approximately $10.9 million in cash. In connection with the acquisition, Colonial entered into a $16 million secured lending facility with the Bank. Colonial financed the acquisition with $4.0 million of existing cash and a $6.5 million borrowing under the new facility. The borrowings were secured by substantially all of the assets of Universal and Atlantic, as well as the corporate guarantee of the Company.

         On September 30, 2003, Colonial, through its newly formed, wholly owned subsidiary, RAL Purchasing Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"), for a purchase price of $3,838,521. RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. In connection with this acquisition, Colonial's limit on its credit facility was increased by $2,000,000 to $14,000,000.

         On July 16, 2003, Colonial completed a private placement pursuant to Regulation D of the Securities Exchange Act of 1933. Colonial raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share, as determined by the Board of Directors. The issuance of these additional shares increased our outstanding shares by 26.1%. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement will be used for general working capital purposes.

   (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has one continuing industry segment - heating, ventilation and air conditioning.

   (c)   NARRATIVE DESCRIPTION OF BUSINESS

         HEATING, VENTILATION AND AIR CONDITIONING

         The heating, ventilation and air conditioning segment, which accounts for all of the Company's current net sales, operates as Universal. Universal is a distributor of heating, ventilation and air conditioning equipment (HVAC) and climate control systems. Universal's products are marketed primarily, in New Jersey and New York, through nine locations, to HVAC contractors, who, in turn, sell such products to residential, commercial and industrial customers. No product accounted for 15% or more of consolidated revenues during 2001, 2000 and 1999.

         Universal had approximately 4,200 customers in 2001. No customer accounted for more than 10% of consolidated net sales in 2001. Universal believes that the loss of any one customer would not have a material adverse effect on its business.

         Universal purchases products from approximately 330 suppliers. In 2001, two suppliers accounted for 39% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect on its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect on its business.

         Universal competes primarily with other distributors in its geographical region. Universal believes it is one of the largest HVAC distributors in northern New Jersey, and that it maintains a competitive edge by providing in-house training and technical field support to its customers.

         OTHER MATTERS

         As of December 31, 2001, the Registrant had 92 employees (excluding 50 Atlantic employees), of whom two were executive officers at its corporate offices in Levittown, New York. The Company believes its employee relations are satisfactory.

    (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         The Company has no foreign operations and all sales, during the last three years, are to customers located in the United States.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 3601 Hempstead Turnpike, Levittown, New York 11756-1315, in leased premises (approximately 1,306 square feet).

             Universal maintains an office and warehouse in Hawthorne, New Jersey and additional warehouses in Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Rochelle Park, New Jersey and Long Island City and New Hampton, New York, occupying approximately 166,000 square feet.

         The Company's premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2001, the Company leases all its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         See "General Development of Business" for information on a chapter 11 proceeding for Atlantic.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

    (a) Price Range of Common Stock and Convertible Preferred Stock

         The Company's shares were delisted from the Nasdaq SmallCap Market in June 2002 because (i) the Company failed to timely file its Form 10-Q for the fiscal quarter ended March 31, 2002 and its Form

10-K for 2001, (ii) the market value of its publicly held shares of common stock was less than the required $1 million, and (iii) the closing bid price of its common stock was less than $1 per share.

         From July 11, 2002 through December 31, 2002, the Company's common stock was traded on the Over the Counter (OTC) - Pink Sheets market. From January 1, 2001 through June 9, 2002, the Company's common stock and convertible preferred stock were traded on the Nasdaq small capitalization automated quotation system. The following table sets forth the quarterly high and low bid prices during 2001 and 2000. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

                           Common Stock           Convertible Preferred Stock
                        High             Low          High             Low
2001

First Quarter          $ 3  1/2        1  1/2        3   1/2        1  5/16
Second Quarter           1  3/4           7/8        2  13/32       1
Third Quarter            1 25/32         13/16       2  13/32       1  1/8
Fourth Quarter           1  5/32         17/32       2   7/16       1  7/16

2000

First Quarter          $  6            3  1/4        5   1/2        3   1/4
Second Quarter            9  7/8       4            16              2   3/8
Third Quarter             6  3/16      4  3/8        6   1/4        3  17/32
Fourth Quarter            6  7/16      2  7/8        6   1/2        2   7/8


 (b) Approximate number of common and convertible preferred stockholders:

                                                        Approximate Number of
                                                            Record Holders
 Title of Class                                        (As of November 11, 2003)
 ---------------                                      --------------------------

Common stock par value $.05 per share                               510
Convertible preferred stock par value $.05 per share              1,328

(c)   Dividends

      The Company does not contemplate common stock dividend payments in the near future, and is restricted from paying any dividends under its credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                2001              2000              1999               1998             1997
                                            ------------------------------------------------------------------------------------
Sales  (1)                                  $ 31,080,398       32,342,160 (2)     16,592,423 (3)            --                --
Operating income (loss)                          519,860          (58,036)           209,572          (993,541)       (1,243,770)
                                            ------------     ------------       ------------      ------------      ------------
Income (loss) from continuing operations      (1,610,810)      (1,323,627)          (118,492)        2,746,582 (4)       139,908 (4)
                                            ------------     ------------       ------------      ------------      ------------
Income (loss)  from operations of
discontinued segment                          (6,098,023)      (2,977,916)         1,025,529         1,105,171           532,448
Income (loss) on disposal of
discontinued operation                           106,509       (3,731,654)                --                --               --
                                            ------------     ------------       ------------      ------------      ------------
Income (loss) on discontinued operation       (5,991,554)      (6,709,570)         1,025,529         1,105,171           532,448

  Net income (loss)                         $ (7,602,324)      (8,033,197)           907,037         3,851,753 (4)       672,356 (4)
                                            ============     ============       ============      ============      ============
Income (loss) per common share (5):
  Basic:
     Continuing operations                  $      (1.00)           (0.86)             (0.08)             1.90 (4)          0.10 (4)
     Loss on discontinued operation                (3.74)           (4.35)              0.68              0.76              0.38
                                            ------------     ------------       ------------      ------------      ------------
     Net income (loss) per common share            (4.74)           (5.21)              0.60              2.66 (4)          0.48 (4)
                                            ============     ============       ============      ============      ============
  Diluted:

     Continuing operations                         (1.00)           (0.86)             (0.08)             0.88              0.04
     Loss on discontinued operation                (3.74)           (4.35)              0.68              0.35              0.17
                                            ------------     ------------       ------------      ------------      ------------
     Net income (loss) per common share            (4.74)           (5.21)              0.60              1.23              0.21
                                            ============     ============       ============      ============      ============

                                                                               DECEMBER 31,
                                                                               ------------
                                                 2001                 2000            1999             1998              1997
                                            ------------------------------------------------------------------------------------
Total assets                                $  13,925,490          26,550,994      23,273,837 (3)    11,380,470      9,917,148
Current liabilities
   Borrowings under credit facility         $   7,929,576           9,096,294       7,573,761 (3)            --             --

   Other                                        9,659,183 (6)      12,876,360       3,647,396 (3)       600,091        994,792
Long-term liabilities, less current
obligations                                       213,001             852,286         351,141 (3)            --             --

(1) Due to the discontinued operations in 2001, excludes sales from Atlantic, which were $24,561,972, $25,978,063, $25,666,531, $25,233,909 and
      $22,642,783 in 2001, 2000, 1999, 1998 and 1997, respectively.
(2) Due to the discontinued operations in 2000, excludes sales from Well-Bilt, which were $4,074,798, net of intercompany sales.
(3) In July 1999, Colonial acquired Universal. Prior to that, Colonial was a holding corporation which had no sales from continuing operations.
(4) Includes a gain on sale of securities in 1998 and 1997 of $2,101,853 and $238,033, respectively, and a gain on land sale in 1998 and 1997 of $826,797 and $196,066, respectively.
(5) Per share data gives effect to a five-to-one reverse stock split that was effective January 30, 1998.
(6) The Company continues to recognize, at cost, $219,007 of guaranteed liabilities and $5,800,695 of guaranteed borrowings under a credit facility of its unconsolidated subsidiary, Atlantic, which is in Chapter 11 bankruptcy. In November 2002, the Company settled its guarantee with the lender for $2.5 million to be paid over five years. The Company believes that it is not responsible for any liabilities of Atlantic beyond the amount recorded.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies below are critical to the Company's business operations and the understanding of results of operations. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment and climate control systems. The Company recognizes revenue after it receives a purchase order with a fixed determinable price from the customer and shipment of products has occurred, in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company's customers, which are covered under the manufacturer's warranty. Credits for returns are not issued to the customer until such time as the Company receives notification that a vendor credit from the manufacturer will be issued for the product in question.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had gross accounts receivable of $4,719,667 and an allowance for doubtful accounts of $253,000 as of December 31, 2001. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods equal to the difference between the carrying value of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods, and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and its reported operating results.

Goodwill and other intangible assets of $1,316,929 and $128,700, respectively, consist of assets, arising from acquisitions. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Statement No. 142) effective January 1, 2002. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.

Upon adoption and again as a result of the Company's annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company's estimates or their related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109, "Accounting for Income Taxes" (Statement 109). This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused.

The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. As of December 31, 2001, the Company had a deferred tax valuation allowance of $14,356,465, which fully reserved its deferred tax asset.

RESULTS OF OPERATIONS 2001-2000

The Company's net loss for the year ended December 31, 2001 was $7,602,324. The net loss for 2001 primarily reflect a $6,098,023 loss from the discontinued operations of Atlantic, a net $106,509 recovery of a portion of the loss previously recognized on disposal of Well-Bilt, and a $1,625,002 non-cash deferred tax expense. The Well-Bilt recovery resulted from favorable settlements attained on items accrued for at December 31, 2000. This compares to the year ended December 31, 2000, when the Company recorded a net loss of $8,033,197. The 2000 loss reflects a net loss of $6,943,806 from the discontinued operation and disposal of Well-Bilt, offset by $234,236 in discontinued operations from Atlantic. The Company had income from continuing operations before taxes of $46,978 in 2001, compared with a loss of $463,627 in 2000.

During the year ended December 31, 2000, the Company acquired and discontinued the operations of Well-Bilt which resulted in the net loss from the discontinued operations and disposal of Well-Bilt, as discussed above.

The Company had a net loss from the discontinued operations of Atlantic of $6,098,023 for the year ended December 31, 2001, compared to net income from discontinued operations of Atlantic of $234,236. The loss in 2001 was primarily due to a decrease in gross margins of 6.1% or $1,498,280, as well as $3,306,582 and $1,033,045 of write downs recorded to accounts receivable and fixed assets, respectively, in order to reduce them both to their net realizable value. See "General Development of Business" for information on Atlantic's Chapter 11 bankruptcy filing. The lower than normal gross margins were a result of additional costs incurred by Atlantic in finalizing certain projects.

Universal sales decreased $1,261,762 to $31,080,398 principally due to unfavorable summer weather conditions and a general construction slow down that followed September 11th. During the same period, gross margins increased 1.1% to 30.1% due to product mix. Selling, general and administrative expenses in 2001 decreased $590,546 to $8,825,180 as a result of various cost cutting strategies implemented in 2001.

Interest expense was $713,626 compared to $795,571 as a result of decreased borrowings and prime rate decreases. Other income increased by $8,387 primarily because of an increase in finance charges collected on Universal's accounts receivable due to late payments. Interest income decreased by $157,623 due to lower average invested cash balances.

The Company had a deferred Federal tax expense of $1,564,429 and current and deferred state tax expense of $60,573 and $32,786, respectively, in 2001. This compares with $860,000 in the 2000 income statement, which included a federal deferred tax expense of $858,000 and a current state tax provision of $2,000. The increase in tax expense was primarily the result of recording a full valuation allowance on deferred tax assets.

RESULTS OF OPERATIONS 2000-1999

The Company disposed of its Well-Bilt door and doorframe manufacturing segment in February 2001. A loss from operations of this discontinued segment of $3,212,152 and a $3,731,654 loss on disposal of this discontinued segment are reflected in the consolidated statements of operations for the year ended December 31, 2000.

The Company reported a net loss of $8,033,197 for the year ended December 31, 2000, primarily due to the $6,943,806 of Well-Bilt related losses offset by $234,236 of income from Atlantic, which was discontinued in 2001. This compares with net income of $907,037 for the year ended December 31, 1999, which included $1,025,529 of income from Atlantic. The Company had a loss from continuing operations before taxes of $463,627 in 2000, compared with income of $192,258 in 1999.

The Company reported net income from the discontinued operations of Atlantic of $234,236 for the year ended December 31, 2000, as compared to $1,025,529 in 1999. This decrease was primarily due to a decrease in its gross profits of $345,329, as well as an increase in its selling, general and administrative expenses of $259,781. Atlantic's gross profits decreased, despite an increase in its sales of $311,532, as a result of a decrease in gross margins of 1.7% caused by cost overruns on certain larger projects. The increase in selling, general and administrative expenses was principally due to increased health insurance claims and depreciation expense relating to its new computer system.

The $15,749,737 sales increase over 1999 resulted primarily from the inclusion of Universal operations only for the six months after Universal was acquired in July of that year. Meanwhile, gross margins remained relatively steady, increasing by only 0.2% to 28.9%. Selling, general and administrative expenses, net increased $4,858,454, principally due to Universal's increased expenses of $4,648,676, as 1999 only included six months of results. Universal's selling, general and administrative expense, as a percentage of sales, increased by three percentage points, principally due to an overall effort towards growth in its design control systems business.

Universal's interest expense increased $457,511. Universal's borrowing level remained relatively consistent throughout 2000; the 1999 amounts reflect borrowings only from and after the acquisition date. Interest income decreased $4,585 due to lower average invested cash balances resulting from the Company's investment in Universal and Well-Bilt. Other income increased by $73,819 largely due to Universal's credit card program and accounts receivable credit program.

During 2000, the Company has provided for state taxes of $2,000 for income from Universal, as well as a net deferred tax expense of $858,000 resulting from an increase to the valuation allowance on deferred tax assets at December 31, 2000. During 1999, the Company provided for state taxes of $96,439, principally for income from Universal, as well as $214,311 of federal taxes, $211,998 of which represented a deferred tax expense resulting from an increase to the valuation allowance on deferred tax assets at December 31, 1999.

IMPACT OF CHANGING PRICES

To date, the Company was not materially affected by changing prices.

LIQUIDITY AND CAPITAL RESOURCES

The Company has discontinued the operations that generated the losses in 2001 and 2000. In addition, as a result of implementing various cost cutting strategies in 2001 and 2002, the corporate office realized a reduction in expenses in 2002 of $578,726, or 45%, as compared to 2000. Universal has taken various cost cutting measures, including the use of consignment inventory, which results in lower average borrowings, and; therefore, lower interest expense to the Company. Furthermore, since 2001, Universal's sales have increased 19.0% or $5,918,402 in 2002. Further sales increases are anticipated in 2003 and beyond, due to additional product lines and exclusive geographical locations granted to Universal. As of June 30, 2003, the Company was in compliance with all financial covenants of the restated lending agreement relating to its credit facility. The Company does not anticipate that demand for payment will be made, as long as Universal continues to be profitable and remains in compliance with the lending agreement. Universal has had increases in sales in four of the past five years and has consistently generated operating profits.

The Company expects to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its credit facility and the issuance of stock through a private placement. On July 16, 2003, Colonial completed a private placement pursuant to Regulation D of the Securities Exchange Act of 1933. Colonial raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share, as determined by the Board of Directors. The issuance of these additional shares increased our outstanding shares by 26.1%. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement will be used for general working capital purposes.

As of December 31, 2001, the Company had $576,514 in cash and cash equivalents compared with $803,012 at December 31, 2000.

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2001:

                                                               Payments due by Period
                                                                  (In Thousands)
                                           ----------------------------------------------------------
                                                                               Less Than       Over
                                           Total         1 Year    1-3 Years   4-5 Years      5 Years
                                           ----------------------------------------------------------
          Operating Leases                 $  8,303       1,136       2,493        2,254       2,420
          Compensation Agreements             2,540         855       1,485          200          --
          Notes Payable                         234         143          81           10          --
          Guaranteed Borrowings               5,801       5,801          --           --          --
          Line of Credit                      7,930       7,930          --           --          --
                                           --------     -------     -------      -------     -------
          Totals                           $ 24,808      15,865       4,059        2,464       2,420
                                           ========     =======     =======     ========     =======

Cash flows provided by operating activities were $297,248 in 2001, as compared to net cash provided by operating activities of $408,130 in 2000. The net cash provided by operations in 2001 was primarily due to a decrease in inventory, offset by a decrease in accounts payable and accrued expenses, as well as a decrease in accounts receivable. The decrease in inventory primarily reflects an increase in inventory taken on consignment beginning in November 2001. Accounts payable also decreased because of the consignment inventory, but that decrease was somewhat offset by an increase in payables because the Company's combined availability decreased at the end of 2001, due to financial difficulties at Atlantic.

Cash flow used in investing activities during the 2001 year of $110,751, was primarily for Universal. Cash flow used in investing activities during 2000 was a net of $316,489 and primarily reflects $469,260 used for additions to property and equipment, principally computer software acquisition and installation costs at Universal, and $141,298 used for the acquisition of Universal, offset by $316,069 of payments received on notes receivable.

Cash flows used for financing activities in 2001 primarily reflects the $1,166,718 of net repayments on the credit facility, that were required because of financial difficulties at Atlantic. Cash provided by financing in 2000 primarily reflects $1,126,533 of net borrowings on the credit facility, used mainly to fund the operations of Universal.

The net cash provided by discontinued operations in 2001 of $894,522 is made up of $1,497,932 provided by the operation and liquidation of Atlantic offset by $603,410 of cash used for the disposal of Well-Bilt. The net cash used for discontinued operations in 2000 of $1,726,266 was the net result of cash inflows of $5,201,384 from Atlantic's net borrowings on the credit facility, offset by $5,081,111 of net cash used for the acquisition and operation of Well-Bilt and $1,846,539 used for the operations of Atlantic.

On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still ongoing. Colonial and its other operations are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

As part of this settlement, the Company and its lending bank amended the Company's credit facility with the lending bank. The amended facility permits a total of $12,000,000 in borrowings, including a $373,000 term loan payable in monthly installments over eighteen months, the $2,500,000 term loan mentioned above, and additional borrowings on a revolving basis against eligible accounts receivable and inventory. The interest rate under the facility is at prime + ..5%, except that the interest rate on the $2,500,000 term loan is at prime plus 2.5%. The facility expires November 21, 2005, but all loans are payable upon demand by the bank, and, accordingly, have been classified as short-term in the accompanying consolidated balance sheets. All loans are secured by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contains covenants relating to the financial condition of the Company and its business operations, and, among other things, restricts the payment of dividends and capital expenditures.

At December 31, 2001, amounts outstanding under the credit facility were $7,929,576, of which $583,000 represents amounts under a term loan, payable in 28 remaining equal monthly installments of approximately $21,000. Although the term loan is payable over 28 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of principal repayment.

      On September 30, 2003, Colonial, through its newly formed, wholly owned subsidiary, RAL Purchasing, Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"). The purchase price of $3,838,521 was in the form of $2,447,061 of cash paid to the seller at the time of purchase, with the remaining $1,391,460 in the form of liabilities assumed by RAL Purchasing, Inc. The $2,447,061 of cash paid at the time of purchase was funded by $2,147,061 of borrowings on the Company's credit facility and 5-year, 9% notes issued by RAL Purchasing, Inc. to a third party in the amount of $300,000. The 5-year notes are guaranteed by Universal. Colonial's limit on its credit facility was increased by $2,000,000 to $14,000,000, as a result of the acquisition.

     In connection with this acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                            $  3,838,521

     Cash paid                                                $  2,447,061

     Fair value of liabilities assumed                        $  1,391,460

RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL's products are marketed primarily to contractors, consumers, builders and the commercial sector.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt Statement 143, on January 1, 2003. Adoption of Statement 143 did not have a material impact on the Company's consolidated operations or financial position.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, exit and disposal costs are to be recorded when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted Statement 146 on January 1, 2003. Adoption of Statement 146 did not have an impact on the Company's consolidates results of operations or its financial position.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Additionally, Statement No. 148 amends the disclosure requirements of Statement No. 123 in both annual and interim financial statements. The disclosure requirements have been adopted as of the period ended December 31, 2002. The Company intends to continue to apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of this pronouncement will not have any impact on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's consolidated financial statements.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, Statement No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2002 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

         In January 1, 2003 the Company adopted the FASB's Emerging Issue Task Force (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc.). The consensus of the EITF establishes an overall presumption that the cash received from vendors is a reduction in the price of vendor's products and should be recognized accordingly as a reduction in the cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor's products. The Company is in the process of assessing the impact, if any, of adopting EITF 02-16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as borrowings under its credit facility bear interest based on the prime rate plus 1%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2001 by approximately $54,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2001. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

         The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Report on consolidated financial statements and schedule

Consolidated financial statements:
         Consolidated balance sheets as of December 31, 2001 and 2000 Consolidated statements of operations for the years ended December 31,
             2001, 2000 and 1999
         Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2001, 2000 and 1999
         Consolidated statements of cash flows for the years ended December 31,
             2001, 2000 and 1999
         Notes to consolidated financial statements

Independent Auditors' Report on Schedule

Schedule:
         II - Valuation and qualifying accounts

         All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Colonial Commercial Corp.:

         We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 2(a), Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method.



        /s/ KPMG LLP
        -------------------
        Melville, New York
        October 2, 2003

                COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                       Assets                                            2001            2000
                                                                     ------------    ------------
Current assets:
  Cash and cash equivalents                                          $    576,514         803,012
  Accounts receivable, net of allowance for doubtful accounts
    of $253,000 in 2001 and $248,000 in 2000, respectively              4,466,667       4,262,309
  Inventory                                                             6,314,546       7,576,445
  Prepaid expenses and other current assets                               376,838         484,213
  Deferred taxes                                                             --            30,940
                                                                     ------------    ------------
              Total current assets                                     11,734,565      13,156,919
Deferred taxes                                                               --         1,594,062
Property and equipment, net                                               622,790         652,936
Goodwill                                                                1,316,929       1,394,812
Other intangibles                                                         128,700         174,667
Investment in unconsolidated subsidiary, in bankruptcy,
   carried at cost                                                           --         9,497,362
Restricted investment securities                                          122,506          80,236
                                                                     ------------    ------------
                                                                     $ 13,925,490      26,550,994
                                                                     ============    ============
              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                   $  2,422,802       3,221,015
  Accrued liabilities                                                   1,047,188       1,465,873
  Income taxes payable                                                     26,086           1,000
  Borrowings under credit facility                                      7,929,576       9,096,294
  Investment in unconsolidated subsidiary in bankruptcy,
    carried at cost                                                       219,007            --
  Guaranteed borrowings of unconsolidated subsidiary in bankruptcy      5,800,695       8,027,618
  Notes payable - current portion                                         143,405         160,854
                                                                     ------------    ------------
              Total current liabilities                                17,588,759      21,972,654
Net liabilities of discontinued operations                                   --           603,410
Notes payable, excluding current portion                                   90,495         195,352
Excess of acquired net assets over cost, net                                 --           (26,712)
Deferred compensation                                                     122,506          80,236
                                                                     ------------    ------------
              Total liabilities                                        17,801,760      22,824,940
                                                                     ------------    ------------
Stockholders' equity (deficit):
  Convertible preferred stock, $.05 par value, liquidation
    preference of $7,321,430 and $7,332,255 at December
    31, 2001 and 2000, respectively, 2,468,860 shares
    authorized, 1,464,286 and 1,466,451 shares issued and
    outstanding at December 31, 2001 and 2000, respectively                73,214          73,322
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,760 and 1,601,595 shares issued and
    outstanding at December 31, 2001 and 2000, respectively                80,189          80,081
  Additional paid-in capital                                            8,966,513       8,966,513
  Accumulated deficit                                                 (12,996,186)     (5,393,862)
                                                                     ------------    ------------
              Total stockholders' equity (deficit)                     (3,876,270)      3,726,054
                                                                     ------------    ------------
Commitments and contingencies
                                                                     $ 13,925,490      26,550,994
                                                                     ============    ============


See accompanying notes to consolidated financial statements

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                                                                    2001            2000           1999
                                                               ------------    ------------    ------------
Sales                                                          $ 31,080,398      32,342,160      16,592,423
Cost of sales                                                    21,735,358      22,984,470      11,825,579
                                                               ------------    ------------    ------------
     Gross profit                                                 9,345,040       9,357,690       4,766,844

Selling, general and administrative expenses                      8,825,180       9,415,726       4,557,272
                                                               ------------    ------------    ------------
     Operating income (loss)                                        519,860         (58,036)        209,572

Interest income                                                      10,706         168,329         172,914
Other income                                                        230,038         221,651         147,832
Interest expense                                                   (713,626)       (795,571)       (338,060)
                                                               ------------    ------------    ------------
     Income (loss) from continuing operations
        before income taxes                                          46,978        (463,627)        192,258

Income taxes                                                      1,657,788         860,000         310,750
                                                               ------------    ------------    ------------
     Loss from continuing operations                           $ (1,610,810)     (1,323,627)       (118,492)

Discontinued operations (note 2(a)):
Net income (loss) from operations of discontinued
  segments                                                       (6,098,023)     (2,977,916)      1,025,529
Loss on disposal of discontinued operation                             --        (3,731,654)           --
Recovery of loss on disposal of discontinued operation              106,509            --              --
                                                               ------------    ------------    ------------
    Loss on discontinued operation                               (5,991,514)     (6,709,570)      1,025,529

                                                               ------------    ------------    ------------
    Net income (loss)                                          $ (7,602,324)     (8,033,197)        907,037
                                                               ============    ============    ============

Income (loss) per common share:
  Basic:
    Loss from continuing operations                            $      (1.00)          (0.86)          (0.08)
    Income (loss) on discontinued operation                           (3.74)          (4.35)           0.68
                                                               ------------    ------------    ------------
    Net income (loss) per common share                         $      (4.74)          (5.21)           0.60
                                                               ============    ============    ============

  Diluted:
    Loss from continuing operations                            $      (1.00)          (0.86)          (0.08)
    Income (loss) on discontinued operation                           (3.74)          (4.35)           0.68
                                                               ------------    ------------    ------------
    Net income (loss) per common share                         $      (4.74)          (5.21)           0.60
                                                               ============    ============    ============
Weighted average shares outstanding:
  Basic                                                           1,603,178       1,542,712       1,504,356
  Diluted                                                         1,603,178       1,542,712       1,504,356

See accompanying notes to consolidated financial statements

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2001, 2000 and 1999

                                        Number of
                                         shares
                               ------------------------------                                           Retained
                                Convertible                   Convertible                 Additional      Earnings        Total
                                Preferred        Common       Preferred       Common      Paid-In    (Accumulated    Stockholders'
                                  Stock          Stock          Stock         Stock       Capital       Deficit)    Equity (Deficit)
                               ------------------------------ ----------      -------     ----------  ------------  ---------------
Balances at December 31, 1998   1,592,994    1,463,052 $        79,650         73,153     8,921,989     1,732,298   $ 10,807,090

Net income                           --             --            --             --            --         907,037        907,037
Conversion of shares of
  preferred stock to
  common stock                    (60,011)        60,011        (3,001)         3,001          --            --             --
Options issued to
 legal counsel                       --             --            --             --          14,125          --           14,125
                             ------------   ------------  ------------   ------------  ------------  ------------   ------------

Balances at December 31, 1999   1,532,983      1,523,063        76,649         76,154     8,936,114     2,639,335     11,728,252

Net loss                             --             --            --             --            --      (8,033,197)    (8,033,197)
Conversion of  shares of
  preferred stock to
  common stock                    (66,532)        66,532        (3,327)         3,327          --            --             --
Options exercised                    --           12,000          --              600        30,399          --           30,999
                             ------------   ------------  ------------   ------------  ------------  ------------   ------------

Balances at December 31, 2000   1,466,451      1,601,595        73,322         80,081     8,966,513    (5,393,862)     3,726,054

Net loss                             --             --            --             --            --      (7,602,324)    (7,602,324)
Conversion of shares of
  preferred stock to
  common stock                     (2,165)         2,165          (108)           108          --            --             --
                             ------------   ------------  ------------   ------------  ------------  ------------   ------------

Balances at
December 31, 2001               1,464,286    1,603,760 $        73,214         80,189     8,966,513   (12,996,186)  $ (3,876,270)
                             ============   ============  ============   ============  ============  ============   ============


See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                                 2001                2000               1999
                                                                          -----------------   -----------------  -----------------
Cash flows from operating activities:
   Net (loss) income                                                            $(7,602,324)         (8,033,197)           907,037
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Loss (income) from discontinued operation                                5,991,514           6,709,570         (1,025,529)
         Deferred tax expense                                                     1,625,002             858,000            211,998
         Provision for doubtful accounts                                             57,589              85,554             99,255
         Issuance of stock options                                                     --                  --               14,125
         Depreciation                                                               154,590             126,415             29,267
         Amortization of intangibles                                                128,650             134,301             23,132
         Amortization of excess of fair value of acquired net
             assets over cost                                                        26,712                --                 --
         Changes in assets and liabilities, net of the effects
             of acquisitions:
                Accounts receivable                                                (261,947)           (205,426)          (378,557)
                Inventory                                                         1,261,899            (746,214)          (228,859)
                Prepaid expenses and other current assets                           107,375             (95,604)           253,805
                Accounts payable                                                   (798,213)          1,610,692           (368,254)
                Investment securities - trading                                     (42,270)            (54,480)           (25,756)
                Accrued liabilities                                                (418,685)              3,432           (209,742)
                Income taxes payable                                                 25,086             (39,393)           (36,947)
                Deferred compensation                                                42,270              54,480             25,756
                                                                                -----------         -----------        -----------
                Net cash provided by (used in) operating activities                 297,248             408,130           (709,269)
                                                                                -----------         -----------        -----------
Cash flows from investing activities:
    Payment for acquisition of Universal                                               --              (141,298)        (3,879,427)
    Payment for acquisition of Ramsco, Inc.                                            --                  --             (224,063)
    Purchase of licensing agreement                                                  (4,800)            (22,000)              --
    Payments on notes receivable                                                       --               316,069            158,034
    Additions to property and equipment                                            (105,951)           (469,260)          (195,514)
    Costs incurred with respect to planned acquisition                                 --                  --             (159,541)
                                                                                -----------         -----------        -----------
               Net cash used in investing activities                               (110,751)           (316,489)        (4,300,511)
                                                                                -----------         -----------        -----------

Cash flows from financing activities:
    Net borrowings (repayments) on notes payable                                   (140,799)           (148,943)         1,652,033
    Net borrowings (repayments) under credit facility                            (1,166,718)          1,126,533         (1,097,239)
    Exercise of employee stock options                                                 --                30,999               --
                                                                                -----------         -----------        -----------
               Net cash (used in) provided by financing activities               (1,307,517)          1,008,589            554,794
                                                                                -----------         -----------        -----------
Net cash provided by (used in) discontinued operations                              894,522          (1,726,266)         1,499,998
                                                                                -----------         -----------        -----------
Decrease in cash and cash equivalents                                              (226,498)           (626,036)        (2,954,988)
Cash and cash equivalents - beginning of period                                     803,012           1,429,048          4,384,034
                                                                                -----------         -----------        -----------
Cash and cash equivalents - end of period                                       $   576,514             803,012          1,429,046
                                                                                ===========         ===========        ===========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a)  DESCRIPTION OF BUSINESS

     Colonial Commercial Corp., (the Company), through its operating subsidiary,
         Universal Supply Group, Inc. (Universal), is a distributor of heating, ventilation and air conditioning (HVAC) and climate control products to building contractors and architectural firms. The Company's products are marketed primarily to HVAC contractors, which, in turn, sell such products to residential and commercial/industrial customers. The Company's customers are located in the United States, primarily in Southern New York and Northern New Jersey. The Company's other subsidiary, Atlantic Hardware & Supply Corporation ("Atlantic"), has filed for reorganization under chapter 11 of the United States Bankruptcy Code. See Note 2 for more information on discontinued operations.

      (b) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) REVENUE RECOGNITION

      Revenue is recognized when the earnings process is complete, generally upon shipment of products in accordance with shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company's customers, which are covered under the manufacturer's warranty. Credits for returns are not issued to the customer until such time as the Company receives notification that a vendor credit from the manufacturer will be issued for the product in question. The Company does not provide a warranty on products sold, rather the warranty is provided by the manufacturer.

      (d) CASH EQUIVALENTS

      The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001 or December 31, 2000.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

     (e)  INVENTORY

       Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

      All costs of shipping inventory, which include costs to ship inventory from the Company's vendors and to the Company's customers, are included in selling, general and administrative expenses. Such costs approximated $209,975, $259,403 and $84,026 for the years ended December 31, 2001, 2000 and 1999, respectively.

      (f) INVESTMENT SECURITIES

      The Company maintains investments in equity securities as trading securities, which have been classified as trading securities for the deferred compensation plan (note 14(b)). Trading securities are bought and held principally for the purposes of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

      (g) PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

                  Computer hardware and software                 5 years
                  Office and warehouse equipment                 5 years
                  Furniture and fixtures                         5 years
                  Automobiles                                  3-5 years

      Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

      (h) INTANGIBLE ASSETS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (Statement) No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires companies to account for acquisitions using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 141 requires that the Company evaluate its existing intangible

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications, in order to conform with the new criteria in Statement 141 for recognition apart form goodwill. Implementation of Statement 141 did not have an impact on the Company's financial position and results of operations.

      Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment, in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Upon adoption of Statement 142, the Company was required to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company adopted the provisions of Statement 142 effective January 1, 2002 and, accordingly, has ceased the amortization of the goodwill acquired in prior business combinations. Upon adoption and again as a result of the Company's annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.

      As required by the adoption of Statement No. 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no adjustments were made to the amortization period of residual values of other intangible assets. The cost of other intangible assets are amortized on a straight-line basis over their respective lives.

      As of December 31, 2001 and December 31, 2000, the Company had intangible assets, subject to amortization of $236,467 and $253,667, respectively, and related accumulated amortization of $107,767 and $79,000, respectively, which pertained primarily to covenants not to compete. Amortization expense for intangible assets subject to amortization amounted to approximately $47,200 and $58,200 for the years ended December 31, 2001 and 2000, respectively. The estimated aggregate amortization expense for each of the five succeeding years ending December 31, 2006 amounts to approximately $42,900, $41,700, $26,700, $11,700 and $5,800 in 2002, 2003, 2004, 2005 and 2006,
          respectively.

      As of December 31, 2001 and 2000 the Company had unamortized goodwill in the amount of $1,316,929 and $1,394,812, respectively.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (i) STOCK OPTION PLAN

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No.25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123. The following table illustrated the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                  2001           2000           1999
                                                              -----------    -----------    -----------
                Net loss, as reported                         $(7,602,324)    (8,033,197)       907,037

                Add: Stock-based employee compensation
                     expense included in reported net loss           --             --             --
                Deduct: Total stock-based employee
                        compensation determined under fair-
                        value-based method for all awards     $   (22,164)       (22,164)       (22,164)
                                                              -----------    -----------    -----------

                                           Pro forma          $(7,624,488)    (8,055,361)       884,873
                                                              ===========    ===========    ===========
                Basic and diluted net loss
                 per common share
                                            As reported       $     (4.74)         (5.21)          0.60
                                            Pro forma         $     (4.76)         (5.22)          0.59

      In calculating the above stock-based employee compensation determined under fair-value based method for all awards granted in 1999, the Company utilized the following assumptions; expected volatility of 86.5%, expected life of 10 years, risk free interest rate of 6.2% and dividend yield of 0%.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

     (j)  INCOME TAXES

      Income taxes are accounted for under the asset and liability method.
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  REVERSE STOCK SPLIT

      On January 30, 1998, the Company made effective a five-to-one reverse stock split, which shareholders approved on January 13, 1998. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans were adjusted retroactively for the five-to-one reverse stock split and the increase in authorized common stock.

      (l)  NET INCOME (LOSS) PER COMMON SHARE

       Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per common share for fiscal 2001, 2000 and 1999 is the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options.

      (m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

      Statement No. 144, "Accounting for the Impairment or Disposal of
          Long-Lived Assets," provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted Statement No 144 on January 1, 2002. The adoption of Statement No. 144 did not affect the Company's consolidated and combined financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      In accordance with Statement No. 144 long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Prior to the adoption of Statement No. 144, the Company accounted for long-lived assets in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of."

      (n) COMPREHENSIVE INCOME (LOSS)

       TheCompany has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income
          (loss) and net income (loss) for the periods presented.

      (o) USE OF ESTIMATES

       The preparation of the financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (p)  RECLASSIFICATIONS

      Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements in order to conform them to the 2001 presentation. As of December 31, 2001, Atlantic has been deconsolidated and the Company's 100% investment in Atlantic's common stock is being carried at cost, as the Company is no longer able to

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES exercise significant influence over Atlantic's operations and financial activities. In addition, Atlantic's results of operations for 2001 are being reported as "results from operations of discontinued segments." The Company's statements of operations and cash flows for 2000 and 1999 have been restated to conform to this presentation.

      (q)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        InJune 2001, the FASB issued Statement No. 143, "Accounting for Asset
          Retirement Obligations". Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt Statement 143, on January 1, 2003. Adoption of Statement 143 did not have a material impact on the Company's consolidated operations or financial position.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs
           Associated with Exit or Disposal Activities". Statement 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, exit and disposal costs are to be recorded when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted Statement 146 on January 1, 2003. Adoption of Statement 146 did not have an impact on the Company's consolidates results of operations or its financial position.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock- Based Compensation-Transition and Disclosure. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Additionally, Statement No. 148 amends the disclosure requirements of Statement No. 123 in both annual and interim financial statements. The disclosure requirements have been adopted as of the period ended December 31, 2002. The Company intends to continue to apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of this pronouncement will not have any impact on the Company's consolidated financial position or results of operations.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

       In November 2002, the FASB issued FASB interpretation No. 45,
          "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

       In January 2003, the FASB issued Interpretation No. 46 (FIN 46),
          "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement
          133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain
          Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, Statement No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2002 and is otherwise effective at the beginning of the first interim period

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES beginning after June 15, 2003. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

        In January 1, 2003 the Company adopted the FASB's Emerging Issue Task
           Force (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc.). The consensus of the EITF establishes an overall presumption that the cash received from vendors is a reduction in the price of vendor's products and should be recognized accordingly as a reduction in the cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor's products. The Company is in the process of assessing the impact, if any, of adopting EITF 02-16.

(2) DISCONTINUED OPERATIONS, CHAPTER 11 REORGANIZATION AND BUSINESS ACQUISITIONS

         (a) On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the
         U. S. Bankruptcy Code. As of the date of this filing, the proceeding is still on-going. Neither Colonial, nor Universal, is part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company was authorized by its Board to carry out the Chapter 11 filing in December 2001 and since they no longer exercise significant influence over Atlantic's operations and financial activities as of December 31, 2001, Atlantic has been unconsolidated in the Company's financial statements and its operations are being reported as "results from operations of discontinued segments." The Company's balance sheet as of December 31, 2000 and its statements of operations and statements of cash flows for 2000 and 1999 include certain reclassifications in order to conform to this presentation. The losses from operations of Atlantic for the year ended December 31, 2001 and for the period up to January 28, 2002, the date of filing for Chapter 11, were $5,553,904 and $544,119, respectively. These losses total $6,098,023 and were reported as a net loss from operation of a discontinued operation at December 31, 2001. This loss includes $3,439,366 of net losses recorded as a result of writing down Atlantic's assets to their net realizable value in order to arrive at the appropriate cost value of the Company's investment in Atlantic. Atlantic's sales totaled $24,561,972

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES for the year ended December 31, 2001 and for the period up to January 28, 2002 and are not included in sales as reported in the consolidated statement of operations. A tax benefit from the loss from operations of discontinued segment has not been recorded as one is not expected to be realized.

         On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         The Company's investment in Atlantic's common stock is being recognized at cost, $219,007 of guaranteed liabilities and $5,800,695 of guaranteed borrowings under a credit facility as of December 31, 2001. In November 2002, the Company settled its guarantee with the lender for $2,500,000 to be paid over five years. The Company has recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic's creditors will be able to look only to Atlantic's assets for recovery. The Company will continue to recognize the $219,007 of guaranteed liabilities of Atlantic until they are extinguished by Atlantic's bankruptcy proceedings or otherwise.


            Summarized financial information for the deconsolidated subsidiary is as follows:

                                       FOR THE YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                     2001             2000              1999
                              ------------       ------------       -----------
Net sales                     $ 24,561,972         25,978,063        25,666,531
Net (loss) income               (6,098,023)           234,236         1,025,529
                              ============       ============       ===========

                                                                                  DECEMBER 31,
                                                                             2001              2000
                                                                         -----------       -----------
Current assets (primarily accounts receivable and inventory)             $ 3,352,197        12,074,878

Non-current assets (primarily property and equipment)                         57,510         1,359,163

Current liabilities (primarily accounts payable, accrued liabilities)     (3,628,714)       (3,411,220)

Unconsolidated subsidiary's guaranteed borrowings credit facility         (5,800,695)       (8,027,618)

Noncurrent liabilities - negative goodwill                                        --          (525,459)
                                                                        ------------      ------------

Net (liabilities) assets of deconsolidated subsidiary                   $ (6,019,702)        1,469,744
                                                                        ============      ============


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (b) The Company acquired its now discontinued Well-Bilt door and doorframe manufacturing segment in March 2000 and disposed of Well-Bilt in February 2001. A loss from operations of this segment of $3,212,152 and a $3,731,654 loss on disposal of this segment are reflected in the consolidated statements of operations for the year ended December 31, 2000.

          In connection with the initial acquisition of Well-Bilt, liabilities were assumed as follows:

               Fair value of assets acquired                        $ 6,665,786
               Cash paid (including advances of $2,324,732) and
                   amounts accrued                                    3,384,094
                                                                    -----------
               Fair value of liabilities assumed                    $ 3,281,692
                                                                    ===========

          The results of operations for Well-Bilt, since its acquisition in March 2000, have been shown as a discontinued operation in the consolidated financial statements as of and for the year ended December 31, 2000. The loss from operations of Well-Bilt for the year ended December 31, 2000 and for the period up to the measurement date, January 12, 2001, was $3,212,152. The loss on the disposition of the segment was $3,731,654, which includes a provision of $141,722 for operating losses incurred during the phase- out period. The results of the discontinued operation do not reflect any management fees or interest expense allocated by corporate. The loss from operations of Well-Bilt includes $321,355 of interest on borrowings under the credit facility by Atlantic to fund Well-Bilt's operations. The interest was calculated based upon the applicable interest rate under the credit facility. Atlantic retained certain assets, including inventory of approximately $369,000, and certain liabilities of approximately $1,284,000. Well-Bilt's net sales, excluding sales to affiliated subsidiaries, were $4,074,798 for the period of March 24, 2000 through January 12, 2001, and $53,205 from January 12, 2001 through the disposal date of February 1, 2001. These amounts are not included in net sales as reported in the consolidated statement of income (loss). A tax benefit from the loss from operations of discontinued segment and the loss on the disposition has not been recorded as one is not expected to be realized. Pro forma financial information relating to the disposition of Well-Bilt is not presented because the disposition is fully reflected in the financial statements as of and for the year ended December 31, 2000.

          Summarized information for the discontinued operation is as follows:

                                      For the period from March 24, 2000 through

                                                 December 31, 2000
                                                 -----------------
               Net sales                                $4,074,798
               Net loss                                 (3,212,152)
                                                        ==========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

           During the second half of 2001, the Company, which had guaranteed certain liabilities of Well-Bilt, was able to reach favorable settlements on certain guarantees. As a result, the Company recorded a $106,509 net reduction of the loss on disposal of discontinued segment recorded at December 31, 2000.

      (c) On June 25, 1999, effective June 30, 1999, the Company purchased all the assets, subject to all of the liabilities of Universal Supply Group, Inc. (Universal), for $10,867,848 in cash (including direct acquisition expenses and net of cash acquired). During the quarters ended September 30, 2000 and 1999, an additional $141,298 and $70,929, respectively, was paid to the previous owners of Universal, pursuant to the purchase agreement. $4,000,000 of the purchase price was paid from the Company's funds and the balance was financed through an asset based loan secured by the assets of Universal. In connection with this acquisition, the Company entered into a secured lending facility, (note (7)). The acquisition was accounted for under the purchase method of accounting. The allocation of the purchase price to the net assets acquired has been completed. Included in such allocation was the recognition of a deferred tax asset of $3,700,000 as a result of the Company's projection of future taxable income of the combined company. The excess of the cost over the fair value of the net assets acquired was increased and the deferred tax asset was reduced by $1,175,000 during the fourth quarter ended December 31, 2000 to reflect an additional purchase price adjustment. The excess of the cost over the fair value of the net assets acquired has also been adjusted for the aforementioned additional $141,298 and $70,929 payments, as well as the reversal of a $75,000 contingent liability during the quarter ended December 31, 1999. The adjusted excess of cost over fair value of net assets acquired amounting to $1,324,698, is being amortized on a straight-line basis over a twenty-year period. Other acquired intangibles consists of three non-competition agreements that amounted to $231,667. The results of operations of Universal have been included in the Company's consolidated statements of income (loss) commencing July 1, 1999.

          In connection with the acquisition, liabilities were assumed as follows:

              Fair value of assets acquired                        $14,961,026
              Cash paid and other accrued purchase
                  price of $309,350                                 10,938,777
                                                                   -----------
                      Fair value of liabilities assumed            $ 4,022,249
                                                                   ===========

           The following unaudited pro forma summary incorporates the historical results of operations of the purchased business adjusted for interest on acquisition financing, reduction of interest income, amortization of the excess cost over the fair value of the net assets acquired and other intangibles and tax expense, as if the acquisition had taken

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES place on January 1, 1998. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the year indicated, or that may result in the future.

                                                    (Unaudited)
                                                 For the year ended
                                                  December 31, 1999
                                                 ------------------
           Sales                                  $ 55,421,828
           Net income                                  895,937

           Net income per common share:
              Basic                                        .60
              Diluted                                      .29

           Weighted average shares
              outstanding:
              Basic                                  1,504,356
              Diluted                                3,136,017

      (d) On October 15, 1999, the Company purchased all of the accounts receivable, inventory, fixed assets, trade names and customer lists of Ramsco, Inc. for approximately $225,000 in cash. The transaction was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to approximately $150,000 and is being amortized over a fifteen-year period. Pro forma results of operations were not provided as their effects on the consolidated results of operations would not have been material.

(3)   SUBSEQUENT EVENTS

  (a) Nasdaq

         The Company's shares were delisted from the Nasdaq SmallCap Market in June 2002 because (i) the Company failed to timely file its Form 10-Q for the fiscal quarter ended March 31, 2002 and its Form 10-K for 2001,
         (ii) the market value of its publicly held shares of common stock was less than the required $1 million, and (iii) the closing bid price of its common stock was less than $1 per share.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

 (b) Goldman Acquisition

            In July 2002, Universal paid $670,981 to acquire certain accounts receivable, inventory and other accessories from Goldman Associates of New York, Inc. ("Goldman"), relating to Goldman's HVAC business in New Jersey and certain areas of New York. $570,981 of the purchase price was allocated to the above listed assets at their estimated fair values. The remaining $100,000 was recorded as goodwill and will be tested annually for impairment under the provisions of Statement 142. Pro forma results of operations are not provided as the information is not material to the consolidated financial statements.

  (c)  Release Of Guarantees

On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank. The $3,300,000 difference between the total amount guaranteed ($5,800,000) and the amount the Company and Universal agreed to pay ($2,500,000) is reflected in the Company's 2002 statement of operations as income from the operations of discontinued segments.

   (d)  Private Placement

             On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement will be used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state securities or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and will bear a legend to that effect.

    (e)      RAL Acquisition

           On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of Colonial, purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL") for a price of $3,838,521. $2,447,061 of the purchase price was paid in cash to the seller at the time of purchase. The remaining $1,391,460 was in the form of liabilities assumed by RAL Purchasing, Inc. The cash paid at the time of purchase was funded as follows:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

         Borrowings on Colonial's credit facility                 $  2,147,061

         5-Year unsecured notes issued by RAL
         Purchasing, Inc. to a third party, at annual rate of 9%  $    300,000
                                                                  ------------

         Total outlay                                             $  2,447,061
                                                                  ============

         In connection with this acquisition, Colonial's limit on its credit facility was increased by $2,000,000 to $14,000,000. All borrowings under the credit facility are secured by substantially all of the assets of RAL and Universal. In addition, the 5-year notes are guaranteed by Universal.

         As a result of this acquisition, liabilities were assumed as follows:

         Fair value of assets acquired                            $  3,838,521
         Cash paid                                                $  2,447,061
                                                                  ------------

         Fair value of liabilities assumed                        $  1,391,460
                                                                  ============

          RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL's products are marketed primarily to contractors, consumers, builders and the commercial sector. Initial purchase price allocations are not yet available as the acquisition was recently completed. The results of operations of RAL will be included in the consolidated results from the date of acquisition.

(4)  INVESTMENT SECURITIES

      As of December 31, 2001 and 2000, the Company's investment securities consist of $122,506 and $80,236, respectively, of mutual funds that are held in connection with the deferred compensation plan (note 14). As was allowed under the plan, the Company terminated the plan during 2002. The assets of the plan were paid out to the plan participants.

 (5)  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                            2001       2000
                                          --------   --------
         Computer hardware and software   $390,411    386,354
         Furniture and fixtures             68,555     68,555
         Leasehold improvements            290,110    216,877
         Automobiles                       176,473    136,693
                                          --------   --------
                                           925,549    808,479
         Less accumulated depreciation
            and amortization               302,759    155,543
                                          --------   --------
                                          $622,790    652,936
                                          ========   ========

      Computer hardware and software include approximately $323,619 and $320,102 of costs as of December 31, 2001 and 2000, respectively, related to the acquisition and installation of management information systems for internal use. The computer software costs are being amortized on a straight-line basis over a period of five years.

(6)  FINANCING ARRANGEMENTS

      On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

      As part of this settlement, the Company and its lending bank amended the Company's credit facility with the lending bank. The amended facility permits a total of $12,000,000 in borrowings, including a $373,000 term loan payable in monthly installments over eighteen months, the $2,500,000 term loan mentioned above, and additional borrowings on a revolving basis against eligible accounts receivable and inventory. The interest rate under the facility is at prime plus 0.5%, except that interest rate on the $2,500,000 term loan is at prime plus 2.5%. The facility expires November 21, 2005, but all loans are in any event due at any time on demand by the bank, and, accordingly, have been classified as short-term in the accompanying consolidated balance sheets. All loans are secured by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contains covenants relating to the financial condition of the Company and its business operations, and restricts the payment of dividends and capital expenditures.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      At December 31, 2001, amounts outstanding under the credit facility were $7,929,576, of which $583,000 represents amounts under term loan, payable in 28 remaining equal monthly installments of approximately $21,000. Although the term loan is payable over 28 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of principal repayment. The interest rates as of December 31, 2001 and 2000 were 5.75% and 9.50%, respectively.

 (7)  NOTES PAYABLE

      (a) Notes payable consist of the following at December 31:

                                                                           2001        2000
                                                                           ----        ----
         Term note payable to a former owner of acquired
         business in 60 monthly principal and interest
         installments of $9,125, bearing interest at 8.0%                $138,037    $232,349

         Term note payable to a former owner of acquired
         business in 60 monthly principal and interest
         installments of $4,790, bearing interest at 7.0%                  18,881      72,958

         Term note payable to a bank in 60 monthly principal
         and interest installments of $347, bearing
         interest at .9%                                                   12,480      16,640

         Term note payable to a bank in 60 monthly
         principal and interest installments of $346, bearing
         interest at .9%                                                   12,802      16,953

         Term note payable to a bank in 60 monthly
         principal and interest installments of $346, bearing
         interest at .9%                                                   13,152      17,306

         Term note payable to a bank in 48 monthly
         principal and interest installments of $435, bearing
         interest at 5.9%.                                                 17,380          --

         Term note payable to a bank in 60 monthly
         principal and interest installments of $392, bearing
         interest at 3.9%.                                                21,168           --
                                                                          ------      -------
                                                                         233,900      356,206
         Less current installments                                       143,405      160,854
                                                                         -------      -------
                                                                         $90,495      195,352
                                                                         =======      =======

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

         Maturities of notes payable are as follows:


              2002                                          $   143,405
              2003                                               58,277
              2004                                               22,382
              2005                                                7,484
              2006                                                2,352
                                                            -----------
                                                                233,900
          Less current installments                             143,405
                                                            -----------
                                                            $    90,495
                                                            ===========

      (b) Included in accrued liabilities at December 31, 2001 and 2000 is approximately $186,362 and $280,285, respectively, of unclaimed payments on notes payable to creditors, pursuant to a 1983 reorganization plan. The last payment on such notes was made in January 1998. During the years ended December 31, 2001, 2000 and 1999, $93,923, $95,557 and $97,630, respectively, of the unclaimed payments were recorded as other income in the accompanying consolidated statements of operations since, in accordance with the opinion of counsel, it is more likely than not that the Company is entitled to these payments.

 (8)  CAPITAL STOCK

      Each share of the Company's preferred stock is convertible into one share of the Company's common stock. Preferred stockholders will be entitled to a dividend, based upon a formula, when and if, any dividends are declared on the Company's common stock. The preferred stock is redeemable, at the option of the Company, at $7.50 per share.

      The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding. If 1,250,000 or more shares of preferred stock are outstanding five of the nine directors are elected by the common stockholders and the remainder by the preferred stockholders. If more than 600,000 but less than 1,250,000 preferred shares are outstanding, six of the nine directors are elected by common stockholders. If 600,000 or less preferred shares are outstanding, all nine directors are elected by common stockholders. A majority of the directors elected by preferred stockholders and a majority of the directors elected by the common stockholders are required to approve certain transactions, including, but not limited to, incurring certain indebtedness, merger, consolidation or liquidation of the Company, and the redemption of common stock. Preferred and common directors vote together on all other matters.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      At December 31, 2001, there were 2,794,286 shares of common stock reserved for conversion of preferred stock and for the exercise of stock options (note 9).

     (9) STOCK OPTIONS

      In June 1996, the Company adopted the 1996 Stock Option Plan (the 1996
          Plan) pursuant to which, as amended, the Company's Board of Directors may grant up to 1,200,000 options until December 31, 2005 to key employees and other persons who render service (non-employees) to the Company. Under the 1996 Plan, the options can be either incentive or nonqualified. The rate at which the options become exercisable is determined by the Board of Directors at the time of grant. The exercise price of the incentive stock options may not be less than the fair market value of the Company's common stock on the date of grant. The exercise price of the nonqualified stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant.

      At December 31, 2001, a total of 202,000 options were outstanding under the 1996 Stock Option Plan and 131,000 options were outstanding under the Company's 1986 Stock Option Plan, which expired on December 31, 1995.

      In April 1999, pursuant to the 1996 plan, options to purchase 129,500 shares of common stock were granted to certain employees at $3.50 per share, which equaled the fair market value of the shares at the date of grant. The options were immediately exercisable and expire in April 2009. In June 1999, pursuant to the 1996 Plan, options to purchase 54,000 shares of common stock were granted to certain employees at $3.75 per share, which equaled the fair market value of the shares at the date of grant. The options vest over a five-year period and expire in June 2009. In June 1999, pursuant to the 1996 Plan, nonqualified options to purchase 5,000 shares of common stock were granted to outside legal counsel of the Company at $3.21 per share. Accordingly, the Company recognized approximately $14,000 in professional fee expense, which represents an estimate of the fair value of the options issued, in the accompanying 1999 consolidated statement of operations. The options were immediately exercisable and expire in June 2009.

      In April 1998, pursuant to the 1996 Plan, options to purchase 2,000 shares of common stock were granted to certain employees at $2.50 per share, which equaled the fair market value of the shares at the date of grant. The options were immediately exercisable and expire in March 2008.

      Changes in options outstanding are as follows:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                            Shares Subject    Weighted Average
                                               to Option       Exercise Price
         -----------------------------       ------------       ------------
         Balance at December 31, 1998          156,500               1.57
         Granted                               188,500               3.56
         -----------------------------       ------------       ------------
         Balance at December 31, 1999          345,000               2.66
         Exercised                             (12,000)              2.58
         Balance at December 31, 2000          333,000               2.66
         -----------------------------       ------------       ------------
         Balance at December 31, 2001          333,000               2.66
         -----------------------------       ------------       ------------
         Options exercisable at
         December 31, 2001                     300,600               2.55
         -----------------------------       ------------       ------------

      At December 31, 2001 and 2000, the range of exercise prices of outstanding options was $1.25-$3.75 per share. At December 31, 2001 and 2000, the weighted average remaining contractual lives of outstanding options were approximately five and six years, respectively.

      The per share weighted average fair value of stock options granted during 1999 was $3.28 , on the dates of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                                                Risk-free
                      Date of      Expected       Expected        Interest      Dividend
                       Grant       Volatility     Life (Years)    Rate (%)      Yield (%)
                      ------       ----------     -----------    --------       --------
         1999         4/1/99          112%            10           5.27%            0%
                      6/9/99           88%            10           5.87%            0%
                     6/25/99           87%            10           6.02%            0%

      The following table summarizes information about stock options at December 31, 2001:

                                                                                   Options Exercisable
                                                             -------------------------------------------
                                           Weighted-         Weighted-                         Weighted-
                                            Average           Average                          Average
        Range of                           Remaining         Exercise                          Exercise
    Exercise Prices      Shares         Contractual Life      Price               Shares       Price
    -----------------    ------         ----------------     --------             ------       ---------
        $1.25             51,000              1.05               $1.25            51,000          $1.25
      1.26-2.50          100,000              1.96                1.74           100,000           1.74
      2.51-3.75          182,000              7.32                3.57           149,600           3.53
                         -------              ----                ----           -------           ----
         Total           333,000              4.75                2.66           300,600           2.55
                         =======              ====                ====           =======           ====

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(10) NET INCOME (LOSS) PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                          2001           2000            1999
                                      -----------    -----------     -----------
Net income (loss) (numerator)         $(7,602,324)    (8,033,197)        907,037
                                      ===========    ===========     ===========
Weighted average common shares
 (denominator for basic income
 (loss) per share)                       1,603,178      1,542,712      1,504,356

Effect of dilutive securities:
  Convertible preferred stock                  --             --              --
  Employee stock options                       --             --              --
                                      -----------    -----------     -----------
Weighted average common and
  potential common shares
  outstanding (denominator for
  Diluted income (loss)  per           1,603,178       1,542,712       1,504,356
                                      ==========       =========       =========
share)

Basic net income (loss) per share    $     (4.74)          (5.21)            .60
                                            ====            ====             ===
Diluted net income  (loss) per share       (4.74)          (5.21)            .60
                                            ====            ====             ===

Diluted net income (loss) per share was calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
      128). As such, employee stock options totaling 297,900, 329,000, and 275,375 for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the income (loss) per share calculation. Convertible preferred stock totaling 1,464,868, 1,518,793 and 1,551,690 for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the loss per share calculation because their effect would have been antidilutive.

(11)  INCOME TAXES

The provision for income taxes attributable to continuing operations and discontinued operations:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                   2001                                 2000                                   1999
                                  -----                                 ----                                   ----
                                  State                                 State                                  State
                                   and                                   and                                    and
                    Federal       Local       Total        Federal      Local        Total       Federal       Local         Total
                  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------    ---------
Current           $     --         32,786       32,786         --          2,000        2,000        2,313       96,439       98,752
Deferred           1,564,429       60,573    1,625,002      858,000         --        858,000      211,998         --        211,998
                  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Tax Expense on
  Continuing
    Operations     1,564,429       93,359    1,657,778      858,000        2,000      860,000      214,311       96,439      310,750

Tax Expense on
  Discontinued
    Operations            --           --           --       32,000       18,000       32,000      298,000       74,028      298,000
                  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total Tax Expense $1,564,429       93,359    1,657,778      890,000       20,000      892,000      512,311      170,467      608,750
                  ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes on continuing operations follows:

                                                  2001                           2000                        1999
                                                  ----                           ----                        ----
Tax provision at Federal
   statutory rate                      $   15,973         34.0%        (157,633)        34.0%         65,368          34.0%
State income taxes, net of
   federal benefit                         61,617        131.2%           1,320         -0.3%         63,650          33.1%
Change in valuation allowance for
   deferred tax assets                  1,570,965       3344.0%       1,010,236       -217.9%         342,627        178.2%
Adjustment to estimated utilization
   of net operating loss carryforwards        --           --            58,520        -12.6%        (97,851)        -50.9%
Permanent differences                       2,693          5.7%         (87,918)        19.0%        (28,658)        -14.9%
Other                                       6,540         13.9%          35,475         -7.7%        (34,386)        -17.9%
                                       ----------   ----------       ----------   ----------      ----------    ----------
Total tax expense on continuing
   operations                          $1,657,788       3528.9%         860,000       -185.5%         310,750        161.6%
                                       ==========   ==========       ==========   ==========      ===========   ==========

The components of deferred income tax expense (benefit) on continuing operations are as follows:

                                                                 2001            2000            1999
                                                             ----------       ----------     ----------
Deferred tax expense (benefit), exclusive of
  the effects of the other components listed below           $       --       (1,920,661)       167,371

Increase (decrease) in beginning-of-the-year
 balance of the valuation allowance for
 deferred tax assets                                          1,625,002        2,778,661        143,379
                                                             ----------       ----------     ----------
                                                             $1,625,002          858,000        310,750
                                                             ==========       ==========     ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are presented below.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                                       2001              2000
                                                   ------------    ------------
Deferred tax assets:
Federal net operating loss carryforwards           $ 13,289,441      11,403,180
State net operating loss carryforwards                  524,707         178,044
Allowance for doubtful accounts receivable               29,797          27,596
Inventory                                                 3,458           7,223
Additional costs inventoried for tax purposes           204,381         252,259
Alternative minimum tax credit carryforward             113,156         113,156
Value of unconsolidated subsidiary in bankruptcy        190,934         254,792
Other                                                       591           2,324
                                                   ------------    ------------
   Total gross deferred tax assets                   14,356,465      12,238,574
   Less valuation allowance                         (14,356,465)    (10,613,572)
                                                   ------------    ------------
   Net deferred tax assets                         $       --         1,625,002
                                                   ============    ============

At December 31, 2001, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2001.

During the years ended December 31, 2001 and 2000, the valuation allowance was increased by approximately $3,742,893 and $2,778,661, respectively. Of the increase in the valuation allowance for 2000, $1,175,000 was a result of an adjustment to the excess of cost over fair value of net assets acquired in connection with the purchase of Universal (note 2c).

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $39,086,591. Varying amounts of the net operating loss carryforwards will expire from 2002 through 2021.

   EXPIRATION YEAR                              NET OPERATING LOSSES
   ---------------                              --------------------
           2002                                    $  1,994,190
           2004                                       9,979,429
           2005                                       8,245,078
           2006                                       4,810,981
           2007                                       4,944,884
           2028                                         414,691
           2020                                       5,959,802
           2021                                       2,737,536
                                                   ------------
                                                   $ 39,086,591
                                                   ============

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

During 2000, the Company utilized none of its net operating loss carryforwards and approximately $2,439,784 expired. The projected utilization of the net operating loss carryforwards has been substantially reduced as a result of certain annual limitations and it may be further limited to utilization against the future earnings of the subsidiary that sustained the loss. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future. The Company also has alternative minimum tax credits of $113,156 which will not expire.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No.107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value, with the exception of the notes payable, because of the short maturity of these instruments.

The notes payable approximate fair value as the interest rates are comparable to rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

(13)  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:
                                        2001        2000         1999
                                      --------    --------    --------
     Cash paid during the years for:
            Interest                  $643,708     795,571     338,536
                                      ========    ========    ========
            Income taxes              $  7,700      48,195      69,338
                                      ========    ========    ========

 Non-cash transactions:

    During 2001 and 2000, 2,165 and 66,532 shares, respectively, of convertible preferred stock were converted to a similar number of common shares.

    During 2001 and 2000, notes payable of $18,493 and $41,525, respectively, were incurred for the purchase of automobiles.

(14) EMPLOYEE BENEFIT PLANS

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(a)  401(K) PLAN

The Company has a 401(k) plan, which covers substantially all employees of the Company's subsidiary Universal. Participants in the 401(k) plans may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Universal 401(k) plan provides for matching contributions. In 2001, 2000 and 1999, $102,000, $99,000 and $43,000, respectively, of matching contributions were made to the Universal 401(k) plan.

(b)  DEFERRED COMPENSATION PLAN

During fiscal 1999, Universal adopted a Deferred Compensation Plan (the Plan) for a select group of management employees. The Plan is intended to provide certain executives with supplemental retirement benefits, as well as to permit the deferral of more of their compensation than they are permitted to defer under the 401(k) plan. The plan provides for a contribution equal to 5% of a participant's compensation to be made to the plan for those participants who are employed as of December 31. The plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the plan is held by the Company in an investment trust, which is considered an asset of the Company. The investments, which amounted to $122,506 and $80,236 at December 31, 2001 and 2000, respectively, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheets as of December 31, 2001 and 2000. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the plan at any time. The deferred compensation liability is reflected as a long- term liability on the accompanying consolidated balance sheets as of December 31, 2001 and 2000.

The Company terminated the plan during 2002. The proceeds of the plan investments were paid out to the plan participants.

(15)  BUSINESS AND CREDIT CONCENTRATIONS

Universal purchases products from approximately 330 suppliers. In 2001, two suppliers accounted for 39% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect upon its business. In 2000, two suppliers accounted for 33% of Universal's purchases.

(16)  COMMITMENTS

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(a) COMPENSATION

The Company has employment contracts with two officers and various employees with remaining terms ranging from two to four years. The amounts due by the Company, per these contracts, are $855,000, $855,000, $630,000 and $200,000 in the years ended December 31, 2002, 2003, 2004 and 2005, respectively. These commitments do not include amounts that may be earned as a bonus.

(b)LEASES

The Company is obligated under operating leases for warehouse, office facilities and certain office equipment. Rental expense, including real estate taxes, amounted to approximately $1,034,605, $907,134 and $425,477 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

             2002                    $1,135,502
             2003                     1,256,846
             2004                     1,236,459
             2005                     1,213,578
             2006                     1,040,840
             Thereafter               2,420,013
                                     ----------
             Total                   $8,303,238
                                     ==========

(17) Quarterly Results (unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2001 and 2000. Such unaudited quarterly financial data has been restated from the quarterly data previously reported by the Company to reflect Atlantic as a discontinued operation (see
   Note 2 for further information on discontinued operations).

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                                                      QUARTER ENDED
                                                -----------------------------------------------------------
                                                   Mar. 31,        June 30,      Sept. 30,       Dec. 31,
                                                 ----------       ----------    ----------      ---------
                                                       (Dollars in thousand, except per share data)
2000
Net sales                                        $    7,268            8,651         7,733          8,690
Gross profit                                          2,221            2,481         2,272          2,384
Income (loss) from continuing operations                (14)              84          (347)        (1,047)
Loss on discontinued operation                         (327)            (546)         (662)        (5,174)
                                                  ---------        ---------      --------       --------
Net loss                                               (341)            (462)       (1,009)        (6,221)
                                                  =========        =========      ========       ========
Income (loss) per common share:
   Basic:
       Continuing operations                          (0.01)            0.06         (0.22)         (0.68)
       Loss on discontinued operation                 (0.21)           (0.36)        (0.43)         (3.35)
                                                  ---------        ---------      --------       --------
            Net loss                                  (0.22)           (0.30)        (0.65)         (4.03)
                                                  =========        =========      ========       ========
   Diluted:
       Continuing operations                          (0.01)            0.03         (0.22)         (0.68)
       Loss on discontinued operation                 (0.21)           (0.17)        (0.43)         (3.35)
                                                  ---------        ---------      --------       --------
            Net loss                                  (0.22)           (0.14)        (0.65)         (4.03)
                                                  =========        =========      ========       ========
2001

Net sales                                             6,604            7.676         7,895          8,905
Gross profit                                          2,021            2,317         2,368          2,639
Income (loss) from continuing operations               (288)             (29)           76         (1,370)

Income (loss) on discontinued operation                 315               44          (492)        (5,859)
                                                  ---------        ---------      --------       --------
Net income (loss)                                        27               15          (416)        (7,229)
                                                  =========        =========      ========       ========

Income (loss) per common share:
   Basic:
       Continuing operations                          (0.18)           (0.02)         0.05          (0.86)

       Income (loss) on discontinued operations        0.20             0.03         (0.31)         (3.65)
                                                  ---------        ---------      --------       --------
            Net loss                                   0.02             0.01         (0.26)         (4.51)
                                                  =========        =========      ========       ========

   Diluted:
       Continuing operations                          (0.18)           (0.02)         0.02          (0.86)

       Income (loss) on discontinued operations        0.20             0.03         (0.16)         (3.65)
                                                  ---------        ---------      --------       --------
            Net loss                                   0.02             0.01         (0.14)         (4.51)
                                                  =========        =========      ========       ========


                          INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Stockholders
    Colonial Commercial Corp.:


  Under the date of October 2, 2003, we reported on the consolidated balance sheets of Colonial Commercial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Company's 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2001 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.


   /S/ KPMG LLP
   -------------
       KPMG LLP

  Melville, New York
  October 2, 2003

                                  Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

                                          Balance at   Charged to    Charged to
                                          Beginning    Costs and     Other                        Balance at
         Description                      of Year      Expenses      Accounts     Deductions      End of Year
         ------------                     ---------    ----------    --------     ----------     -----------
For the year ended December 31, 2001
  Allowance for doubtful accounts         $ 247,646        57,589       22,458 (a)    (74,537)(b)    253,156
                                          =========     =========    =========      =========      =========
For the year ended December 31, 2000
  Allowance for doubtful accounts         $ 227,920        85,554       79,320 (a)   (145,148)(b)   247,646
                                          =========     =========    =========      =========      =========
For the year ended December 31, 1999
  Allowance for doubtful accounts         $     --         68,229      222,098 (c)   (62,407)(b)    227,920
                                          =========     =========    =========      =========      =========

(a) Comprised primarily accounts that were previously charged against the allowance, and have since been collected.

(b)   Comprised primarily uncollected accounts charged against the allowance.

(c) $207,008 of this amount represents the recording of the opening balance of Universal Supply Group, Inc. as of July 1, 1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Registrant's directors and executive officers are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders and from time to time at the pleasure of the Board. There are no family relationships among these directors or officers, nor any arrangement or understanding between any such directors or officers and any other person pursuant to which any of such officers were selected as executive officers.

                                              Business Experience                        Year First Elected
     Name                      Age          During Past Five Years                            as Director
Common Stock Directors:
Gerald S. Deutsch **            66        Certified Public Accountant and Attorney                 1988
Bernard Korn *                  78        Chairman of the Board, President and                     1964
                                          Chief Executive Officer of the Company
Carl L. Sussman                 78        Private Investor                                         1964
James W. Stewart *              57        Executive Vice President, Treasurer and
                                          Secretary of the Company                                 1982
Convertible Preferred
Stock Directors:

Jack Rose                       84        Private Investor                                         1983
Ronald Miller                   59        Attorney at Law                                          1983
William Koon                    73        President, Lord's Enterprises,                           1983
                                          Grain Merchants
William Pagano *                63        President of Universal Supply Group, Inc.                2001

* Executive Officers of the Company ** Mr. Deutsch resigned as a director on June 19, 2003.

         There are no other significant employees who would need to be included in this item.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that during the period from January 1, 2001 through December 31, 2001, all executive officers, directors and greater than 10% beneficial owners complied with Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of executive officers of the Company are made by the

Board of Directors. Three of the company's executive officers, Bernard Korn, James W. Stewart and William Pagano, are directors of the Company. Each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2001 concerning executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

         BOARD OF DIRECTORS' REPORT ON EXECUTIVE COMPENSATION

         As required by the rules established by the Securities and Exchange Commission, the Board of Directors has prepared the following report on the compensation policies of the Board of Directors applicable to the Company's executive officers.

         The Company's executive compensation policies and programs are designed to retain talented executives and motivate them to achieve business objectives that will enhance stockholder value. The Company's compensation program for executives consists of three elements:

         -  a base salary,

         -  a performance-based annual bonus, and

         -  periodic grants of stock options.

         BASE SALARY

         The salaries for the executive officers are designed to retain qualified and dedicated executive officers. The Board of Directors reviews salary recommendations made by the Company's Chief Executive Officer (CEO), and evaluates individual responsibility levels, performance and length of service.

         ANNUAL BONUS

         Bonus compensation provides the Company with a means of rewarding performance, based upon the attainment of corporate profitability during the year. Mr. Pagano receives annual bonuses based on a percentage of earnings of his subsidiary. He received a bonus of $147,640 for the year ended December 31, 2001.

         STOCK OPTIONS

         During 2001, no stock options were granted to the Company's employees, including the executive officers.

         CHIEF EXECUTIVE OFFICER'S COMPENSATION

         The CEO's compensation was determined on the basis of the same factors utilized to compensate other executives.

         The Board of Directors

         Bernard Korn (Chairman)            James W. Stewart
         Gerald S. Deutsch                  William Koon
         Ronald Miller                      Jack Rose
         Carl L. Sussman                    William Pagano

         EXECUTIVE COMPENSATION

         The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2001, 2000 and 1999 to Bernard Korn, James W. Stewart and William Pagano, the only officers of the Company and its subsidiaries whose compensation exceeded $100,000 (the "Named Officers").

         SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                             Compensation
                                                               Annual Compensation              Stock
         Name and Principal Position          Year           Salary ($)       Bonus ($)        Options #
         ---------------------------         ------          ----------       --------         ---------
         Bernard Korn                          2001            221,154              -               -
         Chairman of the Board,                2000            250,000              -               -
         President, Chief Executive            1999            250,000              -           25,000
         Officer and Director

         James W. Stewart                      2001            167,967              -               -
         Executive Vice President,             2000            200,000              -               -
         Treasurer, Secretary                  1999            150,000          25,000          25,000
         and Director

         William Pagano                        2001            200,000         147,640               -
         President, Universal Supply           2000            200,000         128,523               -
         Group, Inc.                           1999            100,000         100,122          20,000

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2001 fiscal year for the persons named in the Summary Compensation Table.

                                                                                          Value of
                                                                   Number of            Unexercised
                                                                  Unexercised           In-The-Money
                              Shares                              Options at             Options at
                            Acquired On       Value             Fiscal Year-End        Fiscal Year-End
                             Exercise        Realized             Exercisable/          Exercisable/
                               (#)             ($)               Unexercisable          Unexercisable
                            -----------      --------           ---------------        ---------------
          Bernard Korn          0               0                  87,000/0                 0/0
          James W. Stewart      0               0                  45,000/0                 0/0
          William Pagano        0               0                8,000/20,000               0/0

         Mr. Korn is employed pursuant to an employment agreement (the "Agreement"), expiring December 31, 2005, at an annual compensation of $250,000. In the event of Mr. Korn's death, the Agreement provides for continued compensation payments for a period of one year. In the event of Mr. Korn's disability, he will receive compensation for the balance of the term of the Agreement at the rate of compensation then in effect. Mr. Korn voluntarily agreed to a $50,000 per annum salary reduction on June 7, 2001 and another $50,000 on February 24, 2003.

         Mr. Stewart is employed pursuant to an employment agreement expiring December 31, 2004 at a compensation of $200,000 per annum for the year 2001, $225,000 per annum for the years 2002 and 2003 and $250,000 per annum for the year 2004. Mr. Stewart's agreement also provides for annual incentive compensation, based on increases in pre-tax income from a base period of the year ended December 31, 1999. Mr. Stewart voluntarily agreed to a $50,000 per annum salary reduction on March 1, 2001 and another $75,000 on February 24, 2003.

         Mr. Pagano is employed pursuant to an employment agreement expiring on December 31, 2005 at a compensation of $200,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of Universal Supply Group, Inc.

DIRECTORS' COMPENSATION

         The Company paid Mr. Deutsch an aggregate of $27,385 for fees for professional services rendered to the Company and its subsidiaries during 2001.

         Members of the Board of Directors, other than those employed by the Company or its subsidiaries, receive a fee of $1,000 for each meeting of the Board attended, limited to $4,000 per annum, in addition to an annual retainer of $8,000.

                                Performance Graph

                   Comparison of Five Year Cumulative Return*
                         Among Colonial Commercial Corp.
         the NASDAQ Stock Market (U.S.) Index and The Russell 2000 Index



                                  12/31/96  12/31/97    12/31/98   12/31/99   12/31/00   12/31/01
Colonial Commercial Corp.           100.00      54.55      67.27       94.55      92.74      21.24
NASDAQ Stock Market (U.S.)          100.00     122.49     172.70      320.29     192.82     152.97
Russell 2000                        100.00     122.36     119.25      144.60     140.23     143.71


                 * $100 invested on 12/31/96 in stock or index,
                      including reinvestment of dividends.
                         Fiscal year ending December 31.

         The annual changes for the five-year period are based on the assumption that $100 had been invested on December 31, 1996 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of November 11, 2003, information with respect to equity ownership by directors of the Company, holders of over 5% of a class of stock and of directors and officers of the Company as a group.

                              Common Stock**                     Convertible Preferred Stock

                              Amount and                           Amount and
                              Nature of                            Nature of
Name of Beneficial            Beneficial                Percent    Beneficial          Percent
Owner                         Ownership*               of Class    Ownership           of Class
-------------------------------------------------------------------------------------------------------
Gerald S. Deutsch               12,900 (1)  (2)            (3)             --              --
William Koon                    23,082 (4)  (2)            (3)          11,259             (3)
Bernard Korn                   342,561 (5)  (2)         13.13%         119,694            8.17%
Ronald H. Miller                12,000      (2)            (3)           3,696 (6)         (3)
William Pagano                 385,640      (2)         14.79%              --              --
Jack Rose                      156,196 (8)  (2)          5.99%          48,371            3.30%
James W. Stewart               149,000      (2)          5.71%              --              --
Carl L. Sussman                111,507 (7)  (2)          4.28%              --              --
Richard Rozzi                  399,365                   15.31%             --              --
Rita C. Folger                 265,325 (9)               10.17%             61             (3)
All directors and
officers as a group          1,192,886                   45.73%        183,020           12.50%

The beneficial owners listed above have all given a business address of 3601 Hempstead Turnpike, Levittown, New York 11756.

* For the purposes of this table, "Beneficial Ownership" is defined as set forth in rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as set forth in the following notes, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

** The shares of Common Stock listed in the table do not reflect the conversion of the Company's Convertible Preferred Stock. If all of such Convertible Preferred Stock were to be converted, the percentage of ownership of Messrs. Korn, Rose, Stewart, Pagano, Rozzi, Ms. Folger and all directors and officers as a group would be 11.35%, 5.02%, 3.66%, 9.47%, 9.81%, 6.52% and 33.78%,
respectively.

(1) Includes 1,500 shares of Common Stock owned by Mr. Deutsch's wife, of which shares Mr. Deutsch disclaims beneficial ownership. Mr. Deutsch resigned as a director on June 19, 2003.

(2) Includes 87,000, 45,000, 12,000 and 6,500 common shares subject to options which are exercisable within 60 days held by Messrs. Korn, Stewart, Pagano and Deutsch, respectively, and 12,000 common shares, subject to options, which are exercisable within 60 days held by each of Messrs. Sussman, Koon, Rose and Miller and 198,500 common shares subject to options, which are exercisable within 60 days held by all directors and officers as a group.

(3) Messrs. Deutsch, Miller and Koon, as well as Ms. Folger, each are the beneficial owners of less than one percent of the Company's outstanding securities, excluding securities held by, or for the account of, the Company or its subsidiaries, plus securities deemed outstanding pursuant to Rule 13d-(3)-(d)(1) of the Exchange Act. As a result, their respective percentages of ownership have not been disclosed.

(4) Includes 10,600 shares of Common Stock and 5,000 shares of Convertible Preferred Stock owned by Mr. Koon's wife, of which shares Mr. Koon disclaims beneficial ownership.

(5) If only Mr. Korn were to convert his Convertible Preferred Stock, his percentage of ownership of Common Stock would be 16.94%.

(6) Includes 2,803 shares of Convertible Preferred Stock owned by Mr. Miller's wife, of which shares Mr. Miller disclaims beneficial ownership.

(7) Includes 44,507 shares of Common Stock owned jointly by Mr. Sussman and his wife.

(8) If only Mr. Rose were to convert his Convertible Preferred Stock, his percentage of ownership of Common Stock would be 7.70%.

(9) Ms. Folger is the wife of Oscar Folger, the Company's legal counsel. Mr. Folger has disavowed beneficial ownership of his wife's shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 14.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms. disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow them to make informed decisions regarding required disclosure.

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this report, Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

(b)      CHANGES IN INTERNAL CONTROLS

         Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) See Index to Consolidated Financial Statements and Schedule included elsewhere herein.

   (b) No reports on Form 8-K were filed during the fourth quarter of 2001.

   (c) Exhibits

                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------
  3 (a) Certificate of  Incorporation of
           Registrant                                                          8-K                1/5/83                    1
           (i ) Certificate of Amendment of
                 the Certificate of Incorporation
                 Re: Authorized Common and
                 Convertible Preferred Shares
     (b) By-Laws of Registrant                                                 8-K                1/5/83                     1
10 (a) Employment Agreement dated as of
           January 1, 1998 between Registrant
           and Bernard Korn                                                    10-KSB             3/31/99                 10(a)
           (i) Amendment No. 1 dated April 1,
               1999 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                                                    10-K               4/9/01                  10(a)(i)
          (ii) Amendment No. 2 dated April 1,
               2000 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                                                    10-K               4/9/01                  10(a)(ii)
     (b)  Employment Agreement dated as of
            January 1, 2000 between Registrant
            and James W. Stewart                                               10-KSB             3/31/99                 10(b)
           (i) First Amendment dated
               September 15, 2000 to Employ-
               Agreement dated as of January
               1, 2000 between Registrant and
               James W. Stewart                                                10-K               4/9/01                  10(b)(i)
      (c) 1986 Stock Option Plan                                               10-K               3/30/88                 10(c)(ii)
      (d) 1996 Stock Option Plan                                                S-8               10/2/97                 28 B
      (e)  Purchase agreement dated March,
            25, 1999 for business and assets
            subject to certain liabilities of
            Universal Supply Group, Inc.                                       10-KSB             12/31/98                10(g)
           (i) Amendment No. 1 dated June
                25, 1999 to Purchase Agreement
                dated March 25, 1999                                           8-K                7/8/99                  10(a)(ii)
          (ii) Employment agreement dated
                June 25, 1999 between Universal
                Supply Group, Inc. and
                William Pagano                                                 8-K                7/8/99                  10(a)(iii)
          (iii) Loan and Security Agreement
                 dated June 24, 1999 between
                 LaSalle Bank National Associa-
                 tion and Universal Supply
                 Group, Inc.                                                   8-K                7/8/99                  10(a)(iv)





                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------

            (iv)  Demand Note dated June 24,
                  1999 between LaSalle Bank
                  National Association and
                  Colonial Commercial Sub                                      8-K                7/8/99               10(a)(v)
                  Corp.
             (v)  Guaranty of all liabilities and
                  Security Agreement of Colonial
                  Commercial Sub Corp. by
                  Colonial Commercial Corp. to
                  LaSalle Bank National Associa-
                  tion dated June 24, 1999                                     8-K                7/8/99               10(a)(vi)
            (vi)  Waiver and Tenth Amendment, dated
                  November 21, 2002 to the
                  Loan and Security Agreement, as
                  of June 24, 1999, between LaSalle
                  Bank National Association and
                  Universal Supply Group, Inc.          Yes
          (vii)   Securities Pledge Agreement
                  dated November 21, 2002, made by the
                  Registrant, in favor of LaSalle
                  Bank National Association, re:
                  Universal Supply Group, Inc.          Yes
     (f) Certain documents related to
         Well-Bilt Steel Products, Inc.:
          (i) Reaffirmation Agreement,
              General Release Consent and
              Acknowledgement of Commercial
              Reasonableness of Private Sale
              dated February 1, 2001, between
              Atlantic Hardware & Supply
              Corporation, Universal Supply
              Group, Inc., Colonial Commercial
              Corp., and the secured lender                                    8-K              2/15/01                   10(a)(i)
         (ii) Reaffirmation Agreement, General Release
              Consent and Acknowledgement of Commercial
              Reasonableness of Private Sale dated February 1,
              2001 between Well-Bilt Steel Products
               Inc. and the secured lender                                     8-K              2/15/01                   10(a)(ii)
        (iii) Foreclosure Agreement dated February 1, 2001
              between Independent Steel Products, LLC the
              secured lender, Atlantic Hardware & Supply
              Corporation, Universal Supply Group, Inc.
               and Well-Bilt Steel Products, Inc.                              8-K              2/15/01                   10(a)(iii)





                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------

    (iv)  Bill of Sale and Assignment dated
          February 1, 2001 made by the
          secured lender in favor of
          Independent Steel Products, LLC                                      8-K                2/15/01             10(a)(iv)
     (g)  Inventory Control Agreement re:
           Universal Supply Group, Inc. taking in
           Inventory on a Consignment basis,
           dated August 9, 2001, between Douglas-
           Guardian Services Corporation,
           Universal Supply Group, Inc. and
           GMC Sales Corp.                                      Yes
11    Statement re computation of per share
      earnings (loss) (not filed since
      re-computations are readily apparent
      from the consolidated financial
      statements)
21    Subsidiaries of Registrant                                 Yes
23    Consent of Independent Accountants                         Yes
31.1 Certification of Chief Executive Officer
        Pursuant to Rule 15d-14 of the Securities
        and Exchange Act of 1934, as amended, as
        Pursuant to Section 302 of the Sarbanes-
        Oxley Act of 2002                                        Yes
31.2 Certification of Chief Financial Officer
        Pursuant to Rule 15d-14 of the Securities
        and Exchange Act of 1934, as amended, as
        Pursuant to Section 302 of the Sarbanes-
        Oxley Act of 2002                                        Yes
32-1 Certification of Chief Executive Officer
        Pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                               Yes
32-2 Certification of Chief Financial Officer
        Pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                               Yes
99.1  Affidavit, dated January 28, 2002, in
        Support of Atlantic's Petition for Relief
        under chapter 11 of the U. S. Bankruptcy
        Code                                                     Yes



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLONIAL COMMERCIAL CORP.
                            (Registrant)

                            By: /S/ BERNARD KORN
                            -----------------------
                            Bernard Korn, President

                            By: /S/ JAMES W. STEWART
                            --------------------------
                            James W. Stewart
                            Treasurer, Chief Financial
                            and Accounting Officer

Dated:  November 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on November 14, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

                            By: /S/ BERNARD KORN
                            -----------------------------------
                            Bernard Korn, President & Director

                            By: /S/ JAMES W. STEWART
                            -----------------------------------
                            Executive Vice President, Treasurer
                            and Secretary/Director

                            By: /S/ WILLIAM KOON
                            -----------------------------------
                            William Koon, Director

                            By: /S/ RONALD MILLER
                            -----------------------------------
                            Ronald Miller, Director

                            By: /S/ WILLIAM PAGANO
                            -----------------------------------
                            William Pagano, Director

                            By: /S/ JACK ROSE
                            -----------------------------------
                            Jack Rose, Director

                            By: /S/ CARL L. SUSSMAN
                            -----------------------------------
                            Carl L. Sussman, Director