Form 10-Q
period 2002-03-31
COLONIAL COMMERCIAL CORP
filed 2003-11-18
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED MARCH 31, 2002       COMMISSION FILE NO. 1-6663
    ------------------------------------       --------------------------

                            COLONIAL COMMERCIAL CORP.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)


            NEW YORK                                 11-2037182
 -------------------------------       ----------------------------------------
 (State or Other Jurisdiction of       (I.R.S.  Employer Identification Number)
  Incorporation or Organization)

     3601 HEMPSTEAD TURNPIKE, LEVITTOWN, NEW YORK            11756-1315
     --------------------------------------------            ----------
       (Address of Principal Executive Offices)              (Zip Code)

     Company's Telephone Number, Including Area Code:  516-796-8400
                                                       ------------

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes     No X
                                                   ---    ---

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes       No X
                                            ---     ---

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of November 11, 2003.

           Common Stock, par value $.05 per share - 2,405,804 shares Convertible Preferred Stock, par value $.05 per share - 1,464,242 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                   INDEX

                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Consolidated Balance Sheets as of
                   March 31, 2002 (unaudited) and
                   December 31, 2001                                      1

                  Consolidated Statements of Operations
                    Three Months Ended March 31, 2002
                    and 2001 (unaudited)                                  2

                  Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2002
                     and 2001 (unaudited)                                 3

                  Notes to Consolidated Financial Statements
                     (unaudited)                                          4

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11

     Item 3 -     Quantitative and Qualitative Disclosures About
                    Market Risk                                          15

     Item 4 -     Controls and Procedures                                16

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                      17

     Item 6 -       Exhibits and Reports on Form 8-K                     17

SIGNATURES AND CERTIFICATIONS                                            17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                                Assets                              2002             2001
                                                                    ----             ----
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                    $    606,358         576,514
  Accounts receivable, net of
        allowance for doubtful accounts
        of $254,000 in 2002 and $253,000
        in 2001, respectively                                     4,013,645       4,466,667
  Inventory                                                       6,296,912       6,314,546
  Prepaid expenses and other current assets                         324,060         376,838
                                                               ------------    ------------
              Total current assets                               11,240,975      11,734,565
Property and equipment, net                                         614,901         622,790
Goodwill                                                          1,316,929       1,316,929
Other intangibles                                                   117,083         128,700
Restricted investment securities                                    145,955         122,506
                                                               ------------    ------------
                                                               $ 13,435,843      13,925,490
                                                               ============    ============
              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                             $  2,691,901       2,422,802
  Accrued liabilities                                               754,233       1,047,188
  Income taxes payable                                               17,342          26,086
  Borrowings under credit facility                                7,682,837       7,929,576
  Investment in unconsolidated subsidiary
        in bankruptcy, carried at cost                              219,007         219,007
  Guaranteed borrowings of unconsolidated
        subsidiary in bankruptcy                                  5,800,695       5,800,695
  Notes payable - current portion                                   129,285         143,405
                                                               ------------    ------------
              Total current liabilities                          17,295,300      17,588,759
Notes payable, excluding current portion                             60,122          90,495
Deferred compensation                                               145,955         122,506
                                                               ------------    ------------
              Total liabilities                                  17,501,377      17,801,760
                                                               ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, $.05 par value, liquidation
    preference of $7,321,430  at March 31, 2002
    and December 31, 2001, respectively, 2,468,860 shares
    authorized, 1,464,286 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively            73,214          73,214
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,760 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively            80,189          80,189
  Additional paid-in capital                                      8,966,513       8,966,513
  Accumulated deficit                                           (13,185,450)    (12,996,186)
                                                               ------------    ------------
              Total stockholders' deficit                        (4,065,534)     (3,876,270)
Commitments and contingencies
                                                               $ 13,435,843      13,925,490
                                                               ============    ============


See accompanying notes to unaudited consolidated financial statements.



                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                        2002            2001
                                                        ----            ----
Sales                                               $ 7,230,926       6,604,176
Cost of sales                                         5,019,904       4,583,146
                                                    -----------     -----------
     Gross profit                                     2,211,022       2,021,030

Selling, general and administrative
        expenses, net                                 2,303,435       2,240,993
                                                    -----------     -----------
     Operating loss                                     (92,413)       (219,963)

Interest income                                             603           4,683
Other income                                             38,448          39,867
Interest expense                                       (135,902)       (186,725)
                                                    -----------     -----------
     Loss from continuing operations
        before income taxes                            (189,264)       (362,138)

Income taxes                                               --           (74,100)
                                                    -----------     -----------
     Loss from continuing operations                $  (189,264)       (288,038)

Net income from operations of discontinued
  segments                                                 --           314,525
                                                    -----------     -----------
    Net (loss) income                               $  (189,264)         26,487
                                                    ===========     ===========

Income (loss) per common share:
  Basic:
    Loss from continuing operations                 $     (0.12)          (0.18)
    Income on discontinued operation                       --              0.20
                                                    -----------     -----------
    Net (loss) income per common share              $     (0.12)           0.02
                                                    ===========     ===========

  Diluted:
    Loss from continuing operations                 $     (0.12)          (0.18)
    Income on discontinued operation                       --              0.20
                                                    -----------     -----------
    Net (loss) income per common share              $     (0.12)           0.02
                                                    ===========     ===========

Weighted average shares outstanding:
  Basic                                               1,603,760       1,601,600
  Diluted                                             1,603,760       1,601,600


See accompanying notes to unaudited consolidated financial statements.



                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                         2002           2001
                                                                         ----           ----
Cash flows from operating activities:
   Net (loss) income                                                   $(189,264)      26,487
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Income from discontinued operation                                 --       (314,525)
         Deferred tax expense                                               --         12,900
         Provision for doubtful accounts                                  21,833       23,291
         Depreciation                                                     38,920       37,275
         Amortization of intangibles                                      11,617       35,387
         Changes in assets and liabilities, net of the effects
             of acquisitions:
                Accounts receivable                                      431,189      749,934
                Inventory                                                 17,634     (167,955)
                Prepaid expenses and other current assets                 52,778      145,185
               Accounts payable                                          269,099      (18,372)
               Investment securities - trading                           (23,449)        (887)
               Accrued liabilities                                      (292,955)    (657,674)
               Income taxes payable                                       (8,744)      (4,278)
               Deferred compensation                                      23,449          887
                                                                       ---------    ---------
                Net cash provided by (used in)  operating activities     352,107     (132,345)
                                                                       ---------    ---------

Cash flows from investing activities:
    Purchase of licensing agreement                                         --         (4,800)
    Net additions to property and equipment                              (31,031)         817
                                                                       ---------    ---------
               Net cash used in investing activities                     (31,031)      (3,983)
                                                                       ---------    ---------

Cash flow from financing activities:
    Net repayments on notes payable                                      (44,493)     (39,162)
    Net repayments under credit facility                                (246,739)    (777,621)
                                                                       ---------    ---------
               Net cash used in financing activities                    (291,232)    (816,783)
                                                                       ---------    ---------
Net cash provided by discontinued operation                                 --        775,522
                                                                       ---------    ---------
Increase (decrease) in cash and cash equivalents                          29,844     (177,589)
Cash and cash equivalents - beginning of period                          576,514      803,012
                                                                       ---------    ---------
Cash and cash equivalents - end of period                              $ 606,358      625,423
                                                                       =========    =========


See accompanying notes to unaudited consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

(1)      Summary of Significant Accounting Policies and Practices
         --------------------------------------------------------

         The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjust- ments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results that may be achieved for the full year.

         Certain information and footnote disclosures, normally included in con-solidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K.

         Certain reclassifications have been made to the three months ended March 31, 2001 information to conform to the current quarter presentation.

         The Company has one continuing industry segment - heating, ventilation and air conditioning.

(2)      Chapter 11 Reorganization
         --------------------------

         On January 28, 2002, Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going. Neither Colonial, nor Universal Supply Group, Inc. ("Universal"), is part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company was authorized by its Board to carry out the Chapter 11 filing in December 2001 and, since they no longer exercise significant influence over Atlantic's operations and financial activities as of December 31, 2001, Atlantic has been unconsolidated in the Company's financial statements and its operations are being reported as "results from operations of discontinued segments." The Company's statements of operations and statements of cash flows for the three months ended March 31, 2001 include certain reclassifications in order to conform to this presentation.

         On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         The Company's investment in Atlantic's common stock is being recognized at cost, $219,007 of guaranteed liabilities and $5,800,695 of guaranteed borrowings under a credit facility as of March 31, 2002. The Company has recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic's creditors will be able to look only to Atlantic's assets for recovery. The Company will continue to recognize the $219,007 of guaranteed liabilities of Atlantic until they are extinguished by Atlantic's bankruptcy proceedings or otherwise.

(3)      Intangible Assets
         -----------------

         Statement 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment, in accordance with Statement No. 144, "Accounting for the Impairment of Long-Lived Assets." Upon adoption of Statement 142, the Company was required to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company adopted the provisions of Statement 142 effective January 1, 2002 and, accordingly, has ceased the amortization of the goodwill acquired in the acquisition of Universal. Upon adoption, there was no indication of impairment for goodwill acquired in prior business combinations.

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

         As of March 31, 2002 and December 31, 2001, the Company had intangible assets, subject to amortization of $231,667 and $236,467, respectively, and related accumulated amortization of $114,583 and $107,767, respectively, which pertained primarily to covenants not to compete. Amortization expense for intangible assets subject to amortization amounted to approximately $11,617 and $10,417 for the three months ended March 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding years ending December 31, 2006 amounts to approximately $42,900, $41,700, $26,700,
         $11,700 and $5,800 in 2002, 2003, 2004, 2005 and 2006, respectively.

         As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,316,929.

         The following table shows the results of operations as if Statement 142 was applied to prior period: For the three months ended March 31,

                                                           2002          2001
                                                         -------       --------
Net income (loss), as reported                        $  (189,264)       26,487
Deduct:  negative goodwill amortization, net                 --          (8,763)
                                                      -----------     ---------

Adjusted net income (loss)                               (189,264)       17,724
                                                      ===========     =========

Income (loss) per share:
Basic net income (loss), as reported                  $     (0.12)         0.02
Negative goodwill amortization, net                          --           (0.01)
                                                      -----------     ---------
Adjusted net income (loss)                            $     (0.12)        (0.01)
                                                      ===========     =========

Diluted net income (loss), as reported                $     (0.12)         0.02
Negative goodwill amortization, net                          --           (0.01)
                                                      -----------     ---------
Adjusted net income (loss)                            $     (0.12)         0.01
                                                      ===========     =========

(4)      Supplemental Cash Flow Information
         ----------------------------------

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                       Three Months Ended
                                             March 31,2002       March 31, 2001

        Cash paid during the period for:
             Interest                          $  118,059         $  186,726
             Income taxes                      $    8,744         $    7,700

         During the three months ended March 31, 2001, the Company retired 15 shares, of convertible preferred stock, which were converted to a similar number of common shares. No shares were retired during 2002.

(5)      Subsequent Events
         -----------------

         (a) Nasdaq

         The Company's shares were delisted from the Nasdaq SmallCap Market in June 2002 because (i) the Company failed to timely file its Form 10-Q for the fiscal quarter ended March 31, 2002 and its Form 10-K for 2001;
         (ii) the market value of its publicly held shares of common stock was less than the required $1 million, and (iii) the closing bid price of its common stock was less than $1 per share.

         (b) Goldman Acquisition

         In July 2002, Universal acquired certain accounts receivable, inventory and other accessories from Goldman Associates of New York, Inc. ("Goldman"), relating to Goldman's HVAC business in New Jersey and certain areas of New York, for $670,981, of which $100,000 was paid as an up front deposit in June 2002. $570,981 of the purchase price was allocated to the above listed assets at their estimated fair values. The remaining $100,000 was recorded as goodwill and will be tested annually for impairment under the provisions of Statement 142. Pro forma results of operations are not provided, as the information is not material to the consolidated financial statements.

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

(6)      Comprehensive Income (Loss)
         ---------------------------

         The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

(7)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                              Three Months Ended March 31,
                                                 2002             2001
                                                 ----             ----
         Net (loss) income numerator         $  (189,264)         26,487
                                                 =======          ======
         Weighted average common
            shares (denominator for
            basic income per share)            1,603,760       1,601,600
         Effect of dilutive securities:
           Convertible preferred stock            --              --
           Employee stock options                 --              --
                                             -----------       ---------
         Weighted average common
            and potential common
            shares outstanding
            (denominator for diluted
            income per share)                  1,603,760       1,601,600
                                               =========       =========

         Basic (loss) income  per share      $     (0.12)      $    0.02
                                                   =====            ====

         Diluted (loss) income  per share    $     (0.12)      $    0.02
                                                   =====            ====

                  Employee stock options totaling 280,600 and 158,800 for the three months ended March 31, 2002 and 2001, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock totaling 1,464,286 and 1,466,446 for the three months ended March 31, 2002 and 2001, respectively, were not included in the net loss per share because their effect would have been anti-dilutive.

(8)      New Accounting Pronouncements
         ------------------------------

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt Statement 143, on January 1, 2003. Adoption of Statement 143 did not have a material impact on the Company's consolidated operations or financial position.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, exit and disposal costs are to be recorded when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of Statement 146 as of January 1, 2003. The Company adopted Statement 146 on January 1, 2003. Adoption of Statement 146 did not have an impact on the Company's consolidated results of operations or its financial position.

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

Results of Operations - Three Months Ended March 31, 2002 and 2001

         The Company reported a net loss of $189,264 for the first quarter of 2002, as compared to net income of $26,487 in the 2001 quarter, which includes net income from discontinued operations of $314,525. The operations of Atlantic Hardware & Supply Corporation ("Atlantic") were discontinued at December 31, 2001. The Company had a loss from continuing operations before taxes of $189,264 in the first quarter of 2002, compared with a loss of $362,138 in 2001.

         For the first quarter of 2001, the Company reported income from the discontinued operations of Atlantic of $314,525. This income was primarily due to an increase in sales at Atlantic of $2,761,692 (63.7%) due to the timing of shipments.

         Net sales of continuing operations increased $626,750 due primarily to the opening of a new branch in Pennsylvania and the expansion of the North Brunswick location, as well as an overall increase in market penetration. Gross margins on those sales remained steady at 30.6%. Selling, general and administrative expenses was basically the same in both periods.

          Interest expense on continuing operations decreased $50,823 in the 2002 quarter due to improved collections, decreased prime rates and consignment arrangements with certain suppliers.

         A tax benefit for the first quarter of 2002 was not recorded, as the Company did not expect to be able to realize such a benefit by the end of 2002. During the first quarter of 2001, the Company recorded a federal tax benefit of $74,100 for their continuing operations.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had $606,358 in cash and cash equivalents compared with $576,514 at December 31, 2001. Between December 31, 2001 and March 31, 2002, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long term debt obligations.

         Cash flows provided by operations were $352,107 during the three months ended March 31, 2002. Accounts receivable declined due to the fact that Universal's sales are typically lower in the first quarter than in the prior year's fourth quarter. The 2002 decline in accounts receivable was less than the 2001 decline, due to the fact that 2002 sales were higher. Accounts payable increased due to extended payment terms with Universal's vendors. Accrued liabilities decreased due primarily to less accrued payroll.

         Cash flows used in investing activities of $31,031 during the three months ended March 31, 2002 were due to the purchase of property and equipment.

         The cash flows used in financing activities of $291,232 were for net repayments made on the credit facility of $246,739, as well as net repayments on notes payable of $44,493. This compares to the prior year when $816,783 of cash flows were used for financing activities, of which $777,621 was used for net repayments on the credit facility and $39,162 was used for net repayments on notes payable.

         The net cash provided by discontinued operations during the three months ended March 31, 2001 of $775,522 is made up of net cash provided by the operations and liquidation of Atlantic of $1,378,932, offset by the cash used for the disposal of Well-Bilt of $603,410.

         On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going. Colonial and its other operations are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee, whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

         On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000 by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         At March 31, 2002, amounts outstanding under the credit facility were $7,682,837, of which $520,000 represents amounts under a term loan, payable in 25 equal monthly installments of approximately $21,000. Although the term loan is payable over 25 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal payment.

         The Company believes that the credit facility is sufficient to finance its current operating needs.

         On September 30, 2003, Colonial, through its newly formed, wholly owned subsidiary, RAL Purchasing, Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"). The purchase price of $3,838,521 was in the form of $2,447,061 of cash paid to the seller at the time of purchase with the remaining $1,391,460 in the form of liabilities assumed by RAL Purchasing, Inc. The $2,447,061 of cash paid at the time of purchase was funded by $2,147,061 of borrowings on the Company's credit facility and 5-year, 9% notes issued by RAL Purchasing, Inc. to a third party in the amount of $300,000. The 5-year notes are guaranteed by Universal. Colonial's limit on its credit facility was increased by $2,000,000 to $14,000,000, as a result of the acquisition.

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

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, exit and disposal costs are to be recorded when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted Statement 146 on January 1, 2003. Adoption of Statement 146 did not have an impact on the Company's consolidated results of operations or its financial position.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock- Based Compensation-Transition and Disclosure". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Additionally, Statement No. 148 amends the disclosure requirements of Statement No. 123 in both annual and interim financial statements. The disclosure requirements have been adopted as of the period ended December 31, 2002. The Company intends to continue to apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of this pronouncement will not have any impact on the Company's consolidated financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 2%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $52,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2002. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

         The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 4.  Controls and Procedures

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

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

(b)      Changes in Internal Controls

         Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going. Colonial and its other operations are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee, whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

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

         b. Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2003                 COLONIAL COMMERCIAL CORP.

                                           /S/ BERNARD KORN
                                           ----------------
                                           Bernard Korn,
                                           Chairman of the Board and President

                                          /S/ JAMES W. STEWART
                                          --------------------
                                          James W. Stewart,
                                          Executive Vice President and Treasurer