Form 10-Q
period 2002-06-30
COLONIAL COMMERCIAL CORP
filed 2003-11-18
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED JUNE 30, 2002 COMMISSION FILE NO. 1-6663


                            COLONIAL COMMERCIAL CORP.
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                    Yes       No X

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

                                      INDEX
                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

      Item 1 -       Financial Statements

                     Consolidated Balance Sheets as of
                       June 30, 2002 (unaudited) and
                       December 31, 2001                                      1

                     Consolidated Statements of Operations
                       Three Months Ended June 30, 2002
                       and 2001 (unaudited)                                    2

                     Consolidated Statements of Operations
                       Six Months ended June 30, 2002
                       and 2001 (unaudited)                                    3

                     Consolidated Statements of Cash Flows for
                        the Six Months Ended June 30, 2002
                        and 2001 (unaudited)                                   4

                     Notes to Consolidated Financial Statements
                        (unaudited)                                            5

     Item 2 -        Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          13

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                         18

     Item 4 -        Controls and Procedures                                  19

PART II.   OTHER INFORMATION

     Item 1 -        Legal Proceedings                                        19

     Item 6 -       Exhibits and Reports on Form 8-K                          20

SIGNATURES AND CERTIFICATIONS                                                 20

          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
--------------------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001


                          Assets                                                     2002             2001
                                                                                     ----             ----
                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $    698,047         576,514
  Accounts receivable, net of allowance for doubtful accounts
    of $270,000 in 2002 and $253,000 in 2001, respectively                          4,875,448       4,466,667
  Inventory                                                                         6,108,318       6,314,546
  Prepaid expenses and other current assets                                           493,840         376,838
                                                                                 ------------    ------------
              Total current assets                                                 12,175,653      11,734,565
Property and equipment, net                                                           586,869         622,790
Goodwill                                                                            1,316,929       1,316,929
Other intangibles                                                                     106,666         128,700
Restricted investment securities                                                         --           122,506
Other assets                                                                          100,000            --
                                                                                 ------------    ------------
                                                                                 $ 14,286,117      13,925,490
                                                                                 ============    ============
              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                               $  3,504,354       2,422,802
  Accrued liabilities                                                                 982,714       1,047,188
  Income taxes payable                                                                 19,049          26,086
  Borrowings under credit facility                                                  7,720,189       7,929,576
  Investment in unconsolidated subsidiary in bankruptcy, carried at cost              219,007         219,007
  Guaranteed borrowings of unconsolidated subsidiary in bankruptcy                  5,800,695       5,800,695
  Notes payable - current portion                                                     107,617         143,405
                                                                                 ------------    ------------
              Total current liabilities                                            18,353,625      17,588,759
Notes payable, excluding current portion                                               46,157          90,495
Deferred compensation                                                                    --           122,506
                                                                                 ------------    ------------
              Total liabilities                                                    18,399,782      17,801,760
                                                                                 ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, $.05 par value, liquidation preference of
    $7,321,430 at June 30, 2002 and December 31, 2001, respectively, 2,468,860 shares authorized, 1,464,286 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                               73,214          73,214
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,760 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                               80,189          80,189
  Additional paid-in capital                                                        8,966,513       8,966,513
  Accumulated deficit                                                             (13,233,581)    (12,996,186)
                                                                                 ------------    ------------
              Total stockholders' deficit                                          (4,113,665)     (3,876,270)
Commitments and contingencies
                                                                                 $ 14,286,117      13,925,490
                                                                                 ============    ============


See accompanying notes to unaudited consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Three Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                          2002           2001
                                                          ----           ----
Net sales                                             $ 9,173,474      7,676,590
Cost of sales                                           6,528,148      5,359,452
                                                      -----------    -----------
     Gross profit                                       2,645,326      2,317,138

Selling, general and administrative expenses, net       2,600,333      2,204,661
                                                      -----------    -----------
     Operating income                                      44,993        112,477

Interest income                                               552          3,006
Other income                                               55,257         46,249
Interest expense                                         (147,226)      (170,424)
                                                      -----------    -----------
     Loss from continuing operations
        before income taxes                               (46,424)        (8,692)

Income taxes                                                1,707         20,100
                                                      -----------    -----------
     Loss from continuing operations                  $   (48,131)       (28,792)

Net income from operations of discontinued segments          --           44,366

                                                      -----------    -----------
    Net (loss) income                                 $   (48,131)        15,574
                                                      ===========    ===========

Income (loss) per common share:
  Basic:
    Loss from continuing operations                   $     (0.03)         (0.02)
    Income on discontinued operation                         --             0.03
                                                      -----------    -----------
    Net (loss) income per common share                $     (0.03)          0.01
                                                      ===========    ===========

  Diluted:
    Loss from continuing operations                   $     (0.03)         (0.02)
    Income on discontinued operation                         --             0.03
                                                      -----------    -----------
    Net (loss) income per common share                $     (0.03)          0.01
                                                      ===========    ===========

Weighted average shares outstanding:
  Basic                                                 1,603,760      1,603,659
  Diluted                                               1,603,760      1,603,659


See accompanying notes to unaudited consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Six Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                           2002             2001
                                                           ----             ----
Net sales                                             $ 16,404,400      14,280,766
Cost of sales                                           11,548,052       9,942,598
                                                      ------------    ------------
     Gross profit                                        4,856,348       4,338,168

Selling, general and administrative expenses, net        4,903,768       4,445,654
                                                      ------------    ------------
     Operating loss                                        (47,420)       (107,486)

Interest income                                              1,155           7,689
Other income                                                93,705          86,116
Interest expense                                          (283,128)       (357,149)
                                                      ------------    ------------
     Loss from continuing operations
        before income taxes                               (235,688)       (370,830)

Income taxes (recovery)                                      1,707         (54,000)
                                                      ------------    ------------
     Loss from continuing operations                  $   (237,395)       (316,830)

Net income from operations of discontinued segments           --           358,891

                                                      ------------    ------------
    Net (loss) income                                 $   (237,395)         42,061
                                                      ============    ============

Income (loss) per common share:
  Basic:
    Loss from continuing operations                   $      (0.15)          (0.20)
    Income on discontinued operation                          --              0.23
                                                      ------------    ------------
    Net (loss) income per common share                $      (0.15)           0.03
                                                      ============    ============

  Diluted:
    Loss from continuing operations                   $      (0.15)          (0.20)
    Income on discontinued operation                          --              0.23
                                                      ------------    ------------
    Net (loss) income per common share                $      (0.15)           0.03
                                                      ============    ============

Weighted average shares outstanding:
  Basic                                                  1,603,760       1,602,629
  Diluted                                                1,603,760       1,602,629


See accompanying notes to unaudited consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                         2002             2001
                                                                         ----             ----
Cash flows from operating activities:
   Net income (loss)                                                  $  (237,395)        42,061
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Income from discontinued operation                                  --         (358,891)
         Provision for doubtful accounts                                   49,467         50,303
         Depreciation                                                      77,277         74,753
         Amortization of intangibles                                       22,034         66,475
         Changes in assets and liabilities, net of the effects
             of acquisitions:
                Accounts receivable                                      (458,248)       563,244
                Inventory                                                 206,228         34,359
                Prepaid expenses and other current assets                (117,002)       125,847
               Accounts payable                                         1,081,552       (455,589)
               Investment securities - trading                            122,506        (22,103)
               Accrued liabilities                                        (64,474)      (478,963)
               Income taxes payable                                        (7,037)        (4,278)
               Deferred compensation                                     (122,506)        22,103
                                                                      -----------    -----------
                Net cash provided by (used in) operating activities       552,402       (340,679)
                                                                      -----------    -----------

Cash flows from investing activities:
    Deposit payment for acquisition of Goldman Associates                (100,000)          --
    Purchase of licensing agreement                                          --           (4,800)
    Net additions to property and equipment                               (41,356)       (57,572)
                                                                      -----------    -----------
               Net cash used in investing activities                     (141,356)       (62,372)
                                                                      -----------    -----------

Cash flow from financing activities:
    Net repayments on notes payable                                       (80,126)       (77,521)
    Net repayments under credit facility                                 (209,387)      (503,316)
                                                                      -----------    -----------
               Net cash used in financing activities                     (289,513)      (580,837)
                                                                      -----------    -----------
Net cash provided by discontinued operation                                  --          808,522
                                                                      -----------    -----------
Increase (decrease)  in cash and cash equivalents                         121,533       (175,366)
Cash and cash equivalents - beginning of period                           576,514        803,012
                                                                      -----------    -----------
Cash and cash equivalents - end of period                             $   698,047        627,646
                                                                      ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)

(1)        Summary of Significant Accounting Policies and Practices

           The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjust- ments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results that may be achieved for the full year.

           Certain information and footnote disclosures, normally included in con- solidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K.

           Certain reclassifications have been made to the three and six months ended June 30, 2001 information to conform to the current quarter presentation.

           The Company has one continuing industry segment - heating, ventilation and air conditioning.

(2)        Chapter 11 Reorganization

           On January 28, 2002, Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going. Neither Colonial, nor Universal Supply Group, Inc. ("Universal"), is part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company was authorized by its Board to carry out the Chapter 11 filing in December 2001 and, since they no longer exercise significant influence over Atlantic's operations and financial activities as of December 31, 2001, Atlantic has been unconsolidated in the Company's financial statements and its operations are being reported as "results from operations of discontinued segments." The Company's statements of operations for the three and six months ended June 30, 2001 and statements of cash flows for the six months ended June 30, 2001 include certain reclassifications in order to conform to this presentation.

           On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

           The Company's investment in Atlantic's common stock is being recognized at cost, $219,007 of guaranteed liabilities and $5,800,695 of guaranteed borrowings under a credit facility as of June 30, 2002. The Company has recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic's creditors will be able to look only to Atlantic's assets for recovery. The Company will continue to recognize the $219,007 of guaranteed liabilities of Atlantic until they are extinguished by Atlantic's bankruptcy proceedings or otherwise.

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

           As of June 30, 2002 and December 31, 2001, the Company had intangible assets, subject to amortization of $231,667 and $236,467, respectively, and related accumulated amortization of $125,000 and $107,767, respectively, which pertained primarily to covenants not to compete. Amortization expense for intangible assets subject to amortization amounted to approximately $14,289 and $11,617 for the three months ended June 30, 2002 and 2001, respectively and $22,033 and $27,533 for the six months ended June 30, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding years ending December 31, 2006 amounts to approximately $42,900, $41,700, $26,700, $11,700 and $5,800 in 2002,
           2003, 2004, 2005 and 2006, respectively.

           As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,316,929.

           The following table shows the results of operations as if Statement 142 was applied to prior period:

                                                      For the three             For the six
                                                      months ended              months ended
                                                        June 30,                   June 30,
                                                   2002         2001          2002         2001


Net income (loss), as reported                 $  (48,131)      15,574      (237,395)      42,061
Deduct:  negative goodwill amortization, net         --         (8,762)       --          (17,525)
                                               ----------    ---------    ----------    ---------
Adjusted net income (loss)                        (48,131)       6,812      (237,395)      24,536
                                               ==========    =========    ==========    =========

Income (loss) per share:
Basic net income (loss), as reported           $    (0.03)        0.01         (0.15)        0.03
Negative goodwill amortization, net                  --          (0.01)      --             (0.01)
                                               ----------    ---------    ----------    ---------
Adjusted net income (loss)                     $    (0.03)       (0.00)        (0.15)       (0.02)
                                               ==========    =========    ==========    =========

Diluted net income (loss), as reported         $    (0.03)        0.01         (0.15)        0.03
Negative goodwill amortization, net                  --          (0.01)      --             (0.01)
                                               ----------    ---------    ----------    ---------
Adjusted net income (loss)                     $     0.03        (0.00)        (0.15)        0.02
                                               ==========    =========    ==========    =========


(4)        Nasdaq

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

(5)        Subsequent Event

           (a)  Goldman Acquisition

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

           (b) Release Of Guarantees

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

           (c) Private Placement

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

           (d) RAL Acquisition

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

           Borrowings on Colonial's credit facility                   $2,147,061

           5-Year unsecured notes issued by RAL
           Purchasing, Inc. to a third party, at annual rate of 9%    $  300,000
                                                                      ----------

           Total outlay                                               $2,447,061
                                                                      ==========

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

(6)        Supplemental Cash Flow Information

           The following is supplemental information relating to the consolidated statements of cash flows:

                                                      Six Months Ended
                                              June 30,2002        June 30, 2001
                                              ------------        -------------

         Cash paid during the period for:
              Interest                         $  246,439           $  358,836
              Income taxes                     $    8,744           $    7,700

           Non-cash transactions:

           During 2001, notes payable of $18,493 were incurred for the purchase of automobiles.

           During the six months ended June 30, 2001, the Company retired 2,064 shares, of convertible preferred stock, which were converted to a similar number of common shares. During 2002, no such shares were retired.

(7)        Comprehensive Income (Loss)

           The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income
           (loss) and net income (loss) for the periods presented.

(8)        Net Income (Loss) Per Common Share

           A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                            Six Months Ended June 30,    Three Months Ended June 30,
                                               2002           2001          2002            2001
                                               ----           ----          ----            ----
         Net (loss) income numerator       $  (237,395)        42,061       (48,131)        15,574

         Weighted average common
            shares (denominator for
            basic income per share)          1,603,760      1,602,629     1,603,760      1,603,659
         Effect of dilutive securities:
           Convertible preferred stock            --             --            --             --
           Employee stock options                 --             --            --             --
                                           -----------    -----------   -----------    -----------

         Weighted average common
            and potential common
            shares outstanding
            (denominator for diluted
            income per share)                1,603,760      1,602,029     1,603,760      1,603,659
                                           ===========    ===========   ===========    ===========

         Basic (loss) income per share           (0.15)          0.03         (0.03)          0.01
                                           ===========    ===========   ===========    ===========

         Diluted (loss) income per share         (0.15)          0.03         (0.03)          0.01
                                           ===========    ===========   ===========    ===========


           Employee stock options totaling 281,400 and 281,000 for the three and six months ended June 30, 2002 and 300,600 and 295,200 for the three and six months ended June 30, 2001, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock totaling 1,464,286 for the three and six months ended June 30, 2002 and 1,464,387 and 1,465,417 for the three and six months ended June 30, 2001, respectively, were not included in the net loss per share because their effect would have been anti-dilutive.

(9)         NEW ACCOUNTING PRONOUNCEMENTS

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

Results of Operations - Three Months Ended June 30, 2002 and 2001

           The Company reported a net loss of $48,131 for the three months ended June 30, 2002, as compared to net income of $15,574, including net income from discontinued operations of $44,366 in the 2001 quarter. The operations of Atlantic Hardware & Supply Corporation ("Atlantic") were discontinued at December 31, 2001. The Company had a loss from continuing operations, before taxes of $48,131 in the second quarter of 2002, compared with a loss of $28,792 in 2001.

           For the second quarter of 2001, the Company reported income from the discontinued operations of Atlantic of $44,366. During the second quarter Atlantic's sales decreased $879,763 due to the timing of shipments. The Company also recorded a tax benefit related to Atlantic for the second quarter of 2001 totaling $50,000.

           Net sales increased $1,496,884 due primarily to favorable weather conditions, the opening of a new branch in Pennsylvania and the expansion of the North Brunswick location, as well as an overall increase in market penetration. Gross margins on sales during the same period decreased by 1.4% to 28.8% due to product mix. Selling, general and administrative expenses increased $395,672 primarily due to professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

           Interest expense decreased $23,198 due to decreased prime rates and consignment arrangements with certain suppliers.

           During the second quarter of 2002, the Company recorded a state tax provision of $1,707, based on Universal's taxable income. For federal purposes, although the Company was in a federal tax loss position at June 30, 2002, a benefit was not recorded, as the Company did not expect to be able to realize such a benefit by the end of 2002. This compares to the second quarter of 2001 when the Company reversed $20,100 of the federal tax benefit recorded in the first quarter, and recorded no state tax provision.

Results of Operations - Six Months Ended June 30, 2002 and 2001

           The Company reported a net loss of $237,395 for the first half of 2002, as compared to net income of $42,061, which is net of income from the discontinued operations of Atlantic of $358,891. The Company had a loss from continuing operations, before taxes of $235,688 in the first half of 2002, compared with a loss of $370,830 in 2001.

           For the first half of 2001, the Company reported income from the discontinued operations of Atlantic of $358,891. This income was primarily due to an increase in sales at Atlantic of $1,881,929 due to the timing of shipments.

           Net sales from continuing operations increased $2,123,634, as a result of favorable weather conditions, the opening of a new branch in Pennsylvania and the expansion of the North Brunswick location, as well as an overall increase in market penetration. Gross margins decreased 0.8% to 29.6% due to product mix. Selling, general and administrative expenses increased $458,114, primarily due to professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

           Interest expense decreased $74,021 mainly as a result of decreased prime rates and consignment arrangements with certain suppliers.

           The Company recorded a state tax provision of $1,707 for the six months ended June 30, 2002, based on Universal's taxable income. For federal purposes, although the Company was in a federal tax loss position at June 30, 2002, a benefit was not recorded as the Company did not expect to be able to realize such a benefit by the end of 2002. This compares to the first half of 2001, when the Company recorded a federal tax benefit of $54,000 for their continuing operations.

Liquidity and Capital Resources

           As of June 30, 2002, the Company had $698,047 in cash and cash equivalents compared with $576,514 at December 31, 2001.

           Between December 31, 2001 and June 30, 2002, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

           Cash flows provided by operations were $552,402 during the six months ended June 30, 2002. Accounts payable increased due, primarily, to extended payment terms with Universal's vendors. Inventory decreased due, primarily, to the fact that, as of November 2001, Universal has been gradually taking in Amana and Goodman inventory on consignment. These factors were offset by the fact that accounts receivable increased due to an increase in sales in the second quarter of 2002 and timing of customer payments.

           Cash flows used in investing activities of $141,356 during the six months ended June 30, 2002 were due to $41,356 for the purchase of property and equipment and a $100,000 deposit for the purchase of certain assets of Goldman Associates.

           The cash flows used in financing activities of $289,513 were for net repayments made on the credit facility of $209,387, as well as net repayments on notes payable of $80,126. This compares to the prior year when $580,837 of cash flows were used for financing activities, of which $503,316 was used for net repayments on the credit facility and $77,521 was used for net repayments on notes payable.

           The net cash provided by discontinued operations during the six months ended June 30, 2001 of $808,522 is made up of net cash provided by the operations and liquidation of Atlantic of $1,411,932, offset by the cash used for the disposal of Well-Bilt of $603,410.

           On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going Colonial and its other operations are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee, whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

           On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000 by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

           At June 30, 2002, amounts outstanding under the credit facility were $7,720,189, of which $457,000 represents amounts under a term loan, payable in 22 equal monthly installments of approximately $21,000. Although the term loan is payable over 22 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal payment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 2%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $52,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2002. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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