Form 10-Q
period 2002-09-30
COLONIAL COMMERCIAL CORP
filed 2003-11-18
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMMISSION FILE NO. 1-6663


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

                                  Yes __           No X
                                                      --

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes            No  X
                                         --           --

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of November 11, 2003.

            Common Stock, par value $.05 per share - 2,405,804 shares Convertible Preferred Stock, par value $.05 per share - 1,464,242 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

      Item 1 -       Financial Statements

                     Consolidated Balance Sheets as of
                       September 30, 2002 (unaudited) and
                       December 31, 2001                                       1

                     Consolidated Statements of Operations
                       Three Months Ended September 30, 2002
                       and 2001 (unaudited)                                    2

                     Consolidated Statements of Operations
                       Nine Months Ended September 30, 2002
                       and 2001 (unaudited)                                    3

                     Consolidated Statements of Cash Flows for
                        the Nine Months Ended September 30, 2002
                        and 2001 (unaudited)                                   4

                     Notes to Consolidated Financial Statements
                        (unaudited)                                            5

     Item 2 -        Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          13

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                         19

     Item 4 -        Controls and Procedures                                  19

PART II.   OTHER INFORMATION

     Item 1 -        Legal Proceedings                                        20

     Item 6 -      Exhibits and Reports on Form 8-K                           20

SIGNATURES AND CERTIFICATIONS                                                 20

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                Assets                                            2002            2001
                                                                                  ----            ----
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $    606,281         576,514
  Accounts receivable, net of allowance for doubtful accounts
    of $272,000 in 2002 and $253,000 in 2001, respectively                     5,172,567       4,466,667
  Inventory                                                                    6,096,838       6,314,546
  Prepaid expenses and other current assets                                      395,089         376,838
                                                                            ------------    ------------
              Total current assets                                            12,270,775      11,734,565
Property and equipment, net                                                      574,044         622,790
Goodwill                                                                       1,416,929       1,316,929
Other intangibles                                                                 96,249         128,700
Restricted investment securities                                                    --           122,506
                                                                            ------------    ------------
                                                                            $ 14,357,997      13,925,490
                                                                            ============    ============
              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                          $  3,264,403       2,422,802
  Accrued liabilities                                                            915,380       1,047,188
  Income taxes payable                                                            20,571          26,086
  Borrowings under credit facility                                             8,038,584       7,929,576
  Investment in unconsolidated subsidiary in bankruptcy, carried at cost         219,007         219,007
  Guaranteed borrowings of unconsolidated subsidiary in bankruptcy             5,800,695       5,800,695
  Notes payable - current portion                                                 32,818         143,405
                                                                            ------------    ------------
              Total current liabilities                                       18,291,458      17,588,759
Notes payable, excluding current portion                                          37,810          90,495
Deferred compensation                                                               --           122,506
                                                                            ------------    ------------
              Total liabilities                                               18,329,268      17,801,760
                                                                            ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, $.05 par value, liquidation
    preference of $7,321,260 and $7,321,430 at September 30, 2002
    and December 31, 2001, respectively, 2,468,860 shares
    authorized, 1,464,252 and 1,464,286 shares issued and
    outstanding at September 30, 2002 and December 31, 2001, respectively         73,213          73,214
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,794 and 1,603,760 shares issued and
    outstanding at September 30, 2002 and December 31, 2001, respectively         80,190          80,189
  Additional paid-in capital                                                   8,966,513       8,966,513
  Accumulated deficit                                                        (13,091,187)    (12,996,186)
                                                                            ------------    ------------
              Total stockholders' deficit                                     (3,971,271)     (3,876,270)
Commitments and contingencies
                                                                            $ 14,357,997      13,925,490
                                                                            ============    ============

See accompanying notes to unaudited consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 Three Months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002              2001
                                                             ----              ----
Net sales                                                $ 10,591,830       7,894,803
Cost of sales                                               7,690,627       5,527,013
                                                         ------------    ------------
     Gross profit                                           2,901,203       2,367,790

Selling, general and administrative expenses, net           2,730,264       2,213,241
                                                         ------------    ------------
     Operating income                                         170,939         154,549

Interest income                                                   348           2,078
Other income                                                  140,777         134,683
Interest expense                                             (153,868)       (161,745)
                                                         ------------    ------------
     Income from continuing operations
        before income taxes                                   158,196         129,565

Income taxes                                                   15,802          54,000
                                                         ------------    ------------
     Income from continuing operations                   $    142,394          75,565

Discontinued operation:
Net loss from operations of discontinued segments                --          (581,520)
Recovery of loss on disposal of discontinued operation           --            89,592
                                                         ------------    ------------
    Loss on discontinued operation                               --          (491,928)

                                                         ------------    ------------
    Net income (loss)                                    $    142,394        (416,363)
                                                         ============    ============

Income (loss) per common share:
  Basic:
    Income from continuing operations                    $       0.09            0.05
    Loss on discontinued operation                               --             (0.31)
                                                         ------------    ------------
    Net income (loss) per common share                   $       0.09           (0.26)
                                                         ============    ============

  Diluted:
    Income from continuing operations                    $       0.05            0.02
    Loss on discontinued operation                               --             (0.16)
                                                         ------------    ------------
    Net income (loss) per common share                   $       0.05           (0.14)
                                                         ============    ============

Weighted average shares outstanding:
  Basic                                                     1,603,794       1,603,693
  Diluted                                                   3,068,046       3,068,647


See accompanying notes to unaudited consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Nine Months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002            2001
                                                             ----            ----
Net sales                                                $ 26,996,230      22,175,569
Cost of sales                                              19,238,679      15,469,611
                                                         ------------    ------------
     Gross profit                                           7,757,551       6,705,958

Selling, general and administrative expenses, net           7,634,032       6,658,895
                                                         ------------    ------------
     Operating income                                         123,519          47,063

Interest income                                                 1,503           9,767
Other income                                                  234,482         220,799
Interest expense                                             (436,996)       (518,894)
                                                         ------------    ------------
     Loss from continuing operations
        before income taxes                                   (77,492)       (241,265)

Income taxes                                                   17,509            --
                                                         ------------    ------------
     Loss from continuing operations                     $    (95,001)       (241,265)

Discontinued operation:
Net loss from operations of discontinued
  segments                                                       --          (222,629)
Recovery of loss on disposal of discontinued operation           --            89,592
                                                         ------------    ------------
    Income from discontinued operation                           --          (133,037)

                                                         ------------    ------------
    Net loss                                             $    (95,001)       (374,302)
                                                         ============    ============

Income (loss) per common share:
  Basic:
    Loss from continuing operations                      $      (0.06)          (0.15)
    Income on discontinued operation                             --             (0.08)
                                                         ------------    ------------
    Net loss per common share                            $      (0.06)          (0.23)
                                                         ============    ============

  Diluted:
    Loss from continuing operations                      $      (0.06)          (0.15)
    Income on discontinued operation                             --             (0.08)
                                                         ------------    ------------
    Net loss per common share                            $      (0.06)          (0.23)
                                                         ============    ============

Weighted average shares outstanding:
  Basic                                                     1,603,771       1,602,984
  Diluted                                                   1,603,771       1,602,984


See accompanying notes to unaudited consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                                                                     Restated
                                                                          2002         2001
                                                                          ----         ----
Cash flows from operating activities:
   Net loss                                                           $ (95,001)    (374,302)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Loss from discontinued operation                                  --        133,037
         Provision for doubtful accounts                                 81,166       78,126
         Depreciation                                                   116,500      114,347
         Amortization of intangibles                                     32,450       97,563
         Changes in assets and liabilities, net of the effects
             of acquisitions:
                Accounts receivable                                    (284,424)     180,279
                Inventory                                               286,048      377,689
                Prepaid expenses and other current assets               (18,251)     110,535
               Accounts payable                                         841,601     (240,999)
               Investment securities - trading                          122,506      (20,208)
               Accrued liabilities                                     (131,808)    (675,982)
               Income taxes payable                                      (5,515)      (7,700)
               Deferred compensation                                   (122,506)      20,208
                                                                      ---------    ---------
                Net cash provided by (used in) operating activities     822,766     (207,407)
                                                                      ---------    ---------

Cash flows from investing activities:
    Payment for acquisition of Goldman Associates                      (670,981)        --
    Purchase of licensing agreement                                        --         (4,800)
    Additions to property and equipment                                 (67,754)    (105,510)
                                                                      ---------    ---------
               Net cash (used in) provided by  investing activities    (738,735)    (110,310)
                                                                      ---------    ---------

Cash flows from financing activities:
    Net repayments on notes payable                                    (163,272)     (97,040)
    Net borrowings (repayments) under credit facility                   109,008     (644,013)
                                                                      ---------    ---------
               Net cash used in financing activities                    (54,264)    (741,053)
                                                                      ---------    ---------
Net cash provided by discontinued operation                                --        894,522
                                                                      ---------    ---------
Increase (decrease)  in cash and cash equivalents                        29,767     (164,248)
Cash and cash equivalents - beginning of period                         576,514      803,012
                                                                      ---------    ---------
Cash and cash equivalents - end of period                             $ 606,281      638,764
                                                                      =========    =========


See accompanying notes to unaudited consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                               September 30, 2002
                                   (Unaudited)

(1)        Summary of Significant Accounting Policies and Practices

           The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjust- ments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results that may be achieved for the full year.

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

           Certain reclassifications have been made to the three and nine months ended September 30, 2001 information to conform to the current quarter presentation.

           The Company has one continuing industry segment - heating, ventilation and air conditioning.

(2)        Chapter 11 Reorganization

           On January 28, 2002, Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. As of the date of this filing, the proceedings are still on-going. Neither Colonial, nor Universal Supply Group, Inc. ("Universal"), is part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company was authorized by its Board to carry out the Chapter 11 filing in December 2001 and, since they no longer exercise significant influence over Atlantic's operations and financial activities as of December 31, 2001, Atlantic has been unconsolidated in the Company's financial statements and its operations are being reported as "results from operations of discontinued segments." The Company's statements of operations for the three and nine months ended September 30, 2001 and statements of cash flows for the nine months ended September 30, 2001 include certain reclassifications in order to conform to this presentation.

           On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

           The Company's investment in Atlantic's common stock is being recognized at cost, $219,007 of guaranteed liabilities and $5,800,695 of guaranteed borrowings under a credit facility as of September 30, 2002. The Company has recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic's creditors will be able to look only to Atlantic's assets for recovery. The Company will continue to recognize the $219,007 of guaranteed liabilities of Atlantic until they are extinguished by Atlantic's bankruptcy proceedings or otherwise.

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

           As of September 30, 2002 and December 31, 2001, the Company had intangible assets, subject to amortization of $231,667 and $236,467, respectively, and related accumulated amortization of $135,417 and $107,767, respectively, which pertained primarily to covenants not to compete. Amortization expense for intangible assets subject to amortization amounted to approximately $10,417 and $10,383 for the three months ended September 30, 2002 and 2001, respectively and $32,450 and $39,150 for the nine months ended September 30, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding years ending December 31, 2006 amounts to approximately $42,900, $41,700, $26,700, $11,700 and $5,800 in 2002,
           2003, 2004, 2005 and 2006, respectively.

           As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,416,929 and $1,316,929, respectively.

           The following table shows the results of operations as if Statement 142 was applied to prior period:

                                                       For the three              For the nine
                                                       months ended               months ended
                                                      September 30,               September 30,
                                                  2002           2001          2002         2001


Net income (loss), as reported                 $   142,394     (416,363)     (95,001)     (374,302)
Deduct:  negative goodwill amortization, net          --         (8,762)        --         (26,287)
                                               -----------   ----------    ---------    ----------
Adjusted net income (loss)                         142,394     (425,125)     (95,001)     (400,589)

Income (loss) per share:
Basic net income (loss), as reported           $      0.09        (0.26)       (0.06)        (0.23)
Negative goodwill amortization, net                   --          (0.01)     --              (0.02)
                                               -----------   ----------    ---------    ----------
Adjusted net income (loss)                     $      0.09        (0.27)       (0.06)        (0.25)
                                               ===========   ==========    =========    ==========

Diluted net income (loss), as reported         $      0.05        (0.14)       (0.06)        (0.23)
Negative goodwill amortization, net                   --          (0.01)     --              (0.02)
                                               -----------   ----------    ---------    ----------
Adjusted net income (loss)                     $      0.05        (0.15)       (0.06)        (0.25)
                                               ===========   ==========    =========    ==========


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

(5)        Business Acquisition

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

(6)        Subsequent Events

           (a)  Release of Guarantees

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

           (b)   Private Placement

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

           (c) RAL Acquisition

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

           Borrowings on Colonial's credit facility                  $ 2,147,061

           5-Year unsecured notes issued by RAL
           Purchasing, Inc. to a third party, at annual rate of 9%   $   300,000
                                                                       ---------

           Total outlay                                              $ 2,447,061
                                                                     ===========

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

(7)        Supplemental Cash Flow Information

           The following is supplemental information relating to the consolidated statements of cash flows:
                                                      Nine Months Ended
                                                September 30,     September 30,
                                                    2002              2001
           Cash paid during the period for:
              Interest                           $  382,829        $  519,022
              Income taxes                       $    23,024       $    7,700

           Non-cash transactions:

           During 2001, notes payable of $18,493 were incurred for the purchase of automobiles.

           During the nine months ended September 30, 2002 and 2001, the Company retired 34 and 2,165 shares, respectively, of convertible preferred stock, which were converted to a similar number of common shares.

(8)        Comprehensive Income (Loss)

           The Company has no items of other comprehensive income; therefore, there is no difference between the Company's comprehensive income
           (loss) and net income (loss) for the periods presented.

(9)        Net (Loss) Income Per Common Share

           A reconciliation between the numerators and denominators of the basic and diluted (loss) income per common share is as follows:

                                         Nine Months Ended           Three Months Ended
                                           September 30,                September 30,
                                        2002          2001           2002           2001
                                        ----          ----           ----           ----

Net income (loss) numerator       $   (95,001)      (374,302)       142,394      (416,363)

Weighted average common
   shares (denominator for
   basic income per share)          1,603,771      1,602,984      1,603,794     1,603,693
Effect of dilutive securities:
  Convertible preferred stock            --             --        1,464,252      1,464,353
  Employee stock options                 --             --             --              601
                                  -----------    -----------    -----------   -----------

Weighted average common
   and potential common
   shares outstanding
   (denominator for diluted
  income per share)                 1,603,771      1,602,984      3,068,046     3,068,647
                                  ===========    ===========    ===========   ===========

Basic (loss) income per share           (0.06)         (0.23)          0.09         (0.26)
                                  ===========    ===========    ===========   ===========

Diluted (loss) income per share         (0.06)         (0.23)          0.05         (0.14)
                                  ===========    ===========    ===========   ===========


           Employee stock options totaling 281,400 and 281,133 for the three and nine months ended September 30, 2002 and 249,600 and 280,000 for the three and nine months ended September 30, 2001, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive.
           Convertible preferred stock totaling 1,464,275 for the nine months ended September 30, 2002 and 1,465,062 for the nine months ended September 30, 2001, respectively, were not included in the net loss per share because their effect would have been anti-dilutive.

(10)      NEW ACCOUNTING PRONOUNCEMENTS

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

           In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, exit and disposal costs are to be recorded when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of Statement 146 as of January 1, 2003. The Company adopted Statement 146 on January 1, 2003. Adoption of Statement 146 did not have an impact on the Company's consolidated results of operations or its financial position..

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

Results of Operations - Three Months Ended September 30, 2002 and 2001

           The Company reported net income of $142,394, as compared to a net loss of $416,363, which is net of a loss from discontinued operations of $491,928. The operations of Atlantic Hardware & Supply Corporation ("Atlantic") were discontinued at December 31, 2001. The Company had income from continuing operations, before taxes of $158,196 in the third quarter of 2002, compared with income of $129,565 in 2001.

           The loss from discontinued operations, reported by the Company in the third quarter of 2001, was comprised of two components. There was an $89,592 recovery of a portion of the loss previously recognized on disposal of Well-Bilt. This recovery resulted from favorable settlements attained on items accrued for at December 31, 2000. In addition, Atlantic had a loss of $581,520. This loss was due primarily to a decrease in Atlantic's sales of $1,863,427. The decrease in Atlantic's sales was primarily due to the World Trade Center Disaster on September 11, 2001. Many of Atlantic's New York City jobs suspended work for two weeks while unions supplied tradesman to assist in the recovery effort.

           Net sales increased $2,697,027, due to the July 1, 2002 Goldman acquisition, favorable weather conditions, the opening of a new branch in Pennsylvania and the expansion of the North Brunswick location, as well as an overall increase in market penetration. During the same period, gross margins decreased by 2.6% to 27.4% due primarily to product mix, as well as sales increases to other wholesale distributors on selected products at lower gross margins. Selling and general and administrative expenses increased $517,023 primarily due to professional and other expenses relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

           Interest expense showed a net decrease of $7,877 due to lower prime rates offset by increased debt as a result of Universal's advances of certain Atlantic expense and an increase in selling and general and administrative expenses, as well as an increase in the Company's interest rate, on its credit line, of 1% from January 2002 until the November 2002 settlement agreement.

           The Company recorded a state tax provision of $15,802 for the three months ended September 30, 2002, based on Universal's taxable income. For federal purposes, although the Company was in a federal tax loss position at September 30, 2002, a benefit was not recorded, as the Company did not expect to be able to realize such a benefit by the end of 2002. This compares to the reversal of a $54,000 federal tax benefit, that was recorded on continuing operations in the first half of 2001.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

           The Company reported a loss of $95,001 for the nine months ended September 30, 2002, as compared to a net loss of $374,302, which was net of a loss from discontinued operations of $133,037. The Company had a loss from continuing operations, before taxes of $77,492 for the nine months ended September 30, 2002, compared with a loss of $241,265 in 2001.

           The loss from discontinued operations, reported by the Company for the nine months ended September 30, 2001, was comprised of two components. There was an $89,592 recovery of a portion of the loss previously recognized on disposal of Well-Bilt. This recovery resulted from favorable settlements attained on items accrued for at December 31, 2000. In addition, Atlantic had a loss from discontinued operations of $222,629. This was the result of Atlantic's $1,881,929 increase in sales in the second quarter of 2001, which was due to the timing of shipments, being offset by the third quarter decrease of $1,837,427, which was due primarily to the events of September 11.

           Net sales increased $4,820,661, due primarily to new branch operations and favorable weather conditions. Meanwhile, gross margins decreased by 1.5% to 28.7%, which can be attributed to product mix, as well as sales increases to other wholesale distributors on selected products at lower gross margins. Selling and general and administrative expenses increased $975,137 primarily due to professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

           Interest expense decreased $81,898 due primarily to lower average borrowings, as a result of consignment arrangements with certain suppliers.

           For the nine months ended September 30, 2002, the Company recorded a state tax provision of $17,509, based on Universal's taxable income. For federal purposes, although the Company was in a federal tax loss position at September 30, 2002, a benefit was not recorded, as the Company did not expect to be able to realize such a benefit by the end of 2002. This compares to the prior year's period in which the Company recorded no tax provision or benefit, as they were in a tax loss position and did not expect to have taxable income by the end of 2001 with which to offset the benefit.

Liquidity and Capital Resources

           As of September 30, 2002, the Company had $606,281 in cash and cash equivalents compared with $576,514 at December 31, 2001.

           Between December 31, 2001 and September 30, 2002, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

           Net cash flows provided by operating activities were $822,766 during the nine months ended September 30, 2002. The operating cash flows were due primarily to a decrease in inventory and an increase in accounts payable, offset by an increase in accounts receivable. The primary reason for the decrease in inventory is that, as of November 2001, Universal has been gradually taking in Amana and Goodman inventory on consignment. The increase in accounts payable is primarily due to extended payment terms with Universal's vendors. The increase in accounts receivable is due, largely, to the increase in sales in 2002.

           Cash used in investing activities of $738,735 during the nine months ended September 30, 2002 were attributable to $67,754 of additions to property and equipment for Universal and $670,981 used for the purchase of certain assets of Goldman Associates.

           Cash flows used for financing activities of $54,264 during the nine months ended September 30, 2002 are a result of net repayments on notes payable of $163,272, offset by net borrowings on the credit facility of $109,008.

The net cash provided by discontinued operations during the nine months ended September 30, 2001 of $894,522 is made up of net cash provided by the operations and liquidation of Atlantic of $1,497,932, offset by the cash used for the disposal of Well-Bilt of $603,410.

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

           At September 30, 2002, amounts outstanding under the credit facility were $8,038,584, of which $394,000 represents amounts under a term loan, payable in 19 equal monthly installments of approximately $21,000. Although the term loan is payable over 19 months, the Bank can demand payment at any time. As monthly repayments are made on the term loan, the available line of credit portion of the facility increases by the amount of the principal payment.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company's pre-tax earnings and cash flow are exposed to changes in interest rates as borrowings under its credit facility bear interest at the prime rate, plus 2%. A hypothetical 10% adverse change in such rates would reduce pre-tax earnings and cash flow by approximately $54,300 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2002. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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