Form 10-K
period 2002-12-31
COLONIAL COMMERCIAL CORP
filed 2003-11-18
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NO. 1-6663

                            COLONIAL COMMERCIAL CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                             11-2037182
  -------------------------------      ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization)

    3601 HEMPSTEAD TURNPIKE, LEVITTOWN, NEW YORK             11756-1315
    --------------------------------------------             ----------
       (Address of Principal Executive Offices)              (Zip Code)

        Registrant's Telephone Number, Including Area Code: 516-796-8400
                                                           -------------

           Securities Registered Pursuant to Section 12(b) of the Act:

          TITLE OF CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
          --------------            ------------------------------------
              None                                   None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.05 Per Share
              CONVERTIBLE PREFERRED STOCK, PAR VALUE $.05 PER SHARE
           ----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes     No X
                      ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes     No X
                                       ---    ---
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

          The Company's continuing operations are conducted through its wholly owned subsidiary, Universal Supply Group, Inc., ("Universal"). The business operations of Universal are described below under "Narrative Description of Business."

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

         On July 16, 2003, Colonial completed a private placement pursuant to Regulation D of the Securities Exchange Act of 1933. Colonial raised $240,000 through the issuance of 802,000 shares of Common Stock at $0.30 per share, as determined by the Board of Directors. The issuance of these additional shares increased our outstanding shares by 26.1%. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement will be used for general working capital purposes.

   (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has one continuing industry segment - heating, ventilation and air conditioning.

   (c)   NARRATIVE DESCRIPTION OF BUSINESS

         HEATING, VENTILATION AND AIR CONDITIONING

         The heating, ventilation and air conditioning segment, which accounts for all of the Company's current net sales, operates as Universal. Universal is a distributor of heating, ventilation and air conditioning equipment (HVAC) and climate control systems. Universal's products are marketed primarily, in New Jersey and New York, through nine locations, to HVAC contractors, who, in turn, sell such products to residential, commercial and industrial customers. No product accounted for 15% or more of consolidated revenues during 2002, 2001 and 2000.

         Universal had approximately 4,500 customers in 2002. No customer accounted for more than 10% of consolidated net sales in 2002. Universal believes that the loss of any one customer would not have a material adverse effect on its business.

         Universal purchases products from approximately 360 suppliers. In 2002, two suppliers accounted for 49.1% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect on its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect on its business.

         Universal competes primarily with other distributors in its geographical region. Universal believes it is one of the largest HVAC distributors in northern New Jersey, and that it maintains a competitive edge by providing in-house training and technical field support to its customers.

         OTHER MATTERS

         As of December 31, 2002, the Company had 92 employees (excluding 3 Atlantic employees), of whom two were executive officers at its corporate offices in Levittown, New York. The Company believes its employee relations are satisfactory.

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

             The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2002, the Company leases all its facilities.

ITEM 3.  LEGAL PROCEEDINGS

              See "General Development of Business" for information on a chapter 11 proceeding for Atlantic.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

         From July 11, 2002 through December 31, 2002, the Company's common stock was traded on the Over the Counter (OTC) - Pink Sheets market. From January 1, 2001 through June 9, 2002, the Company's common stock and convertible preferred stock were traded on the NASDAQ small capitalization automated quotation system. The following table sets forth the quarterly high and low bid prices during 2002 and 2001. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

                        Common Stock                Convertible Preferred Stock

                   High                Low             High             Low
                  --------           --------        --------         --------
2002
First Quarter     $  27/32             1/4          2  1/16              7/8
Second Quarter        1/2              9/32         1 15/16           1  5/8
Third Quarter         1/8              1/32      Not Available     Not Available
Fourth Quarter        1/8              3/32      Not Available     Not Available

2001
First Quarter     $3  1/2            1 1/2         3  1/2             1 5/16
Second Quarter     1  3/4              7/8         2 13/32            1
Third Quarter      1 25/32            13/16        2 13/32            1  1/8
Fourth Quarter     1  5/32            17/32        2  7/16            1  7/16

(b) Approximate number of common and convertible preferred stockholders:

                                                      Approximate Number of
                                                          Record Holders
Title of Class                                     (As of November 11, 2003)
---------------                                    -------------------------

Common stock par value $.05 per share                           510
Convertible preferred stock par value $.05 per share          1,328


(c)      Dividends

             The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                      2002               2001                 2000               1999                1998
                                ---------------------------------------------------------------------------------------------
Sales                           $ 36,998,800         31,080,398 (1)       32,342,160 (1)(2)    16,592,423 (1)(3)           -- (1)(3)
                                ------------       ------------         ------------         ------------        ------------
Operating income (loss)              226,567            519,036              (58,036)             209,572            (993,541)
                                ------------       ------------         ------------         ------------        ------------
Income (loss) from continuing
  operations                        (106,310)        (1,610,810)          (1,323,627)            (118,492)          2,746,582 (4)
Income (loss) from operations
  of discontinued segment          3,300,695 (5)     (6,098,023)          (2,977,916)           1,025,529           1,105,171

Income (loss) on disposal of
  discontinued operation                  --            106,509           (3,731,654)                  --                  --
                                ------------       ------------         ------------         ------------        ------------
Income (loss) on discontinued
  operation                        3,300,695         (5,991,514)          (6,709,570)           1,025,529           1,105,171

  Net income (loss)                3,194,385         (7,602,324)          (8,033,197)             907,037           3,851,753 (4)
                                ============       ============         ============         ============        ============
Income (loss) per common  share:
  Basic:
     Continuing operations             (0.07)             (1.00)               (0.86)               (0.08)              1.90  (4)
     Income (loss) on
       discontinued operation           2.06              (3.74)               (4.35)                0.68                0.76
                                ------------       ------------         ------------         ------------        ------------
     Net income (loss) per
       common share                    (1.99)             (4.74)               (5.21)                0.60                2.66 (4)
                                ============       ============         ============         ============        ============
  Diluted:
     Continuing operations             (0.07)             (1.00)               (0.86)               (0.08)               0.88
     Income (loss) on
       discontinued operation           2.06              (3.74)               (4.35)                0.68                0.35
                                ------------       ------------         ------------         ------------        ------------
     Net income (loss) per
       common share                    (1.99)             (4.74)               (5.21)                0.60                1.23
                                ============       ============         ============         ============        ============

                                                                            DECEMBER 31,
                                                                            ------------
                                     2002              2001                    2000               1999           1998
                                ---------------------------------------------------------------------------------------------
Total assets                    $ 13,686,842         13,925,490           26,550,994           23,273,837 (3)      11,380,470
Current liabilities
   Borrowings under
    credit facility               10,350,889 (5)      7,929,576            9,096,294            7,573,761 (3)              --
   Other                           3,953,063 (6)      9,659,183 (6)       12,876,360            3,647,396 (3)         600,091
Long-term liabilities, less
current obligations                   64,775            213,001              852,286              351,141 (3)              --

(1) Due to the discontinuance of operations in 2001, excludes sales from Atlantic which were $24,561,972 $25,978,063, $25,666,531 and $25,233,909 in
     2001, 2000, 1999 and 1998, respectively.
(2) Due to the discontinuance of operations in 2000, excludes sales from Well-Bilt, which were $4,074,798, net of inter-company sales.
(3) In July 1999, Colonial acquired Universal. Prior to that, Colonial had no sales from continuing operations.
(4) Includes a gain on sale of securities in 1998 of $2,101,853 and a gain on land sale in 1998 of $826,797.
(5) The amounts shown in the table as "Borrowings under Credit Facility," as of December 31, 2002, includes $2,500,000 which Colonial and Universal agreed to pay to their lending bank in consideration of the bank releasing Colonial and Universal from their guarantees to the bank of an additional $3,300,695 of Atlantic's line of credit. The release from the $3,300,695 of the guarantee resulted in the recognition of income from discontinued operations in 2002. See "General Development of Business."
(6) Amount includes $219,007 of guaranteed liabilities of Atlantic, which the Company continues to recognize, at cost. The Company believes that it is not responsible for any liabilities beyond the amount recorded.


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

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment and climate control systems. The Company recognizes revenue after it receives a purchase order with a fixed determinable price from the customer and shipment of products has occurred in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company's customers, which are covered under the manufacturer's warranty. Credits for returns are not issued to the customer until such time as the Company receives notification that a vendor credit from the manufacturer will be issued for the product in question.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had gross accounts receivable of $5,452,104 and an allowance for doubtful accounts of $265,000 as of December 31, 2002. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets amounting to $1,416,929 and $85,833 at December 31, 2002, respectively, consist of assets arising from acquisitions. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Statement No. 142) effective January 1, 2002. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company's annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company's estimates or their related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109. "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2002, the Company had a deferred tax valuation allowance of $12,727,209.

RESULTS OF OPERATIONS 2002-2001

The Company had a net income of $3,194,385 for the year ended December 31, 2002. This compares with a net loss of $7,602,324 for the year ended December 31, 2001. The 2002 net income consists of $3,300,695 income from the discontinued operations of Atlantic resulting from the settlement between Colonial, Universal and Atlantic's lending bank relating to the release of Colonial and Universal from $5,800,695 of guarantees of Atlantic's indebtedness in return for the agreement for the Company to pay $2,500,000 to the Bank as a five year term loan. The loss in 2001 primarily reflects a $6,098,023 loss from the discontinued operations of Atlantic (now unconsolidated), and a net $106,509 recovery of a portion of the loss previously recognized on disposal of Well-Bilt. The Well-Bilt recovery resulted from favorable settlements attained on items accrued for at December 31, 2000. The Company had a loss from continuing operations, before taxes of $69,143 in 2002, compared with income of $46,978 in 2001.

In 2001, the Company reported a loss from the discontinued operations of Atlantic of $6,098,023. This loss was primarily due to a decrease in gross margins of 6.1% or $1,498,280, as well as $3,306,582 and $1,033,045 of write downs recorded to accounts receivable and fixed assets, respectively, in order to reduce them both to their net realizable value. See "General Development of Business" for information on Atlantic's Chapter 11 bankruptcy filing. Effective December 31, 2001, Atlantic's assets were written down to net realizable value and Atlantic has been accounted for as an unconsolidated subsidiary. The lower than normal gross margins were a result of additional costs incurred by Atlantic in finalizing certain projects.

The Company's sales for the year ended December 31, 2002 were $36,998,800, or an increase of $5,918,402 (19%) from the $31,080,398 in sales in 2001. This increase primarily reflects approximately $2,500,000 in sales to other wholesale distributors, as a result of the Goldman acquisition, favorable summer weather conditions, increased market penetration, and a recovery from the adverse impact of the September 11 events on 2001 sales. Meanwhile, gross margins decreased by 1.4% to 28.7% due to sales increases to other wholesale distributors on selected products at lower gross margins, as well as overall product mix. Selling, general and administrative expenses increased by $1,567,549, primarily reflecting $572,506 of professional fees in connection with Atlantic's Chapter 11 bankruptcy filing, and increased direct and non-sales salaries of $354,974 and $336,726, respectively, principally due to new hires relating to the overall increase in sales at Universal.

Interest expense decreased by $130,006, reflecting the effect of lower average borrowings and a decrease in the prime rate. In consideration of the bank's waiver of Atlantic's default, this decrease was offset in part by a one-point increase in the Company's interest rate on its line of credit from January 2002 until November 2002. Other income increased by $55,933 due primarily to an increase in finance charges on Universal's accounts receivable.

For 2002 the Company recorded a state tax provision of $37,167 and no federal provision. This compares to 2001, when the Company recorded a deferred federal tax expense of $1,564,429 and current and deferred state tax expense of $60,573 and $32,786, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had losses in 2001 and 2000 of $7,602,324 and $8,033,197, has a stockholders' deficit at December 31, 2002 of $681,885 and has a negative working capital of $2,751,820. In addition, outstanding borrowings under its credit facility of $10,350,889 are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment.

Management recognizes that the Company's ability to continue as a going concern is dependent upon its ability to generate profits. The Company has discontinued the operations that generated the losses in 2001 and 2000. In addition, as a result of implementing various cost cutting strategies in 2001 and 2002, the corporate office realized a reduction in expenses in 2002 of $578,726, or 45%, as compared to 2000. Universal has taken various cost cutting measures, including the use of consignment inventory, which results in lower average borrowings, and; therefore, lower interest expense to the Company. Furthermore, since 2000, Universal's sales have increased 14.4% or $4,656,640. Further sales increases are anticipated in 2003 and beyond, due to additional product lines, acquisitions and exclusive geographical locations granted to Universal. As of June 30, 2003, the Company was in compliance with all financial covenants of the restated lending agreement relating to its credit facility. The Company does not anticipate that demand for payment will be made, as long as Universal continues to be profitable and remains in compliance with the lending agreement. Universal has had increases in sales in four of the past five years and has consistently generated operating profits.

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

At December 31, 2002, $2,490,000 of the Company's credit facility was payable over a five year period. There can be no assurance that the Company will generate sufficient liquidity to maintain its current operations. If the Company continues to incur losses and/or if the outstanding borrowings under its credit facility are demanded to be repaid and the Company was unsuccessful in obtaining new financing, the Company would likely be required to seek bankruptcy court or other protection from its creditors. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

As of December 31, 2002, the Company had $296,764 in cash and cash equivalents compared with $576,514 at December 31, 2001.

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2002:

                                                              Payments due by Period
                                                                 (In Thousands)
                                          ----------------------------------------------------------
                                                                               Less Than       Over
                                          Total         1 Year    1-3 Years   4-5 Years      5 Years
                                          ----------------------------------------------------------
          Operating leases                  $ 7,168       1,257       2,450        2,008       1,453
          Compensation agreements             2,185         855       1,330           --          --
          Notes payable                          96          31          47           18          --
          Line of credit                     10,351      10,351          --           --          --
                                            -------     -------     -------      -------     -------
          Totals                           $19,800       12,494       3,827        2,026       1,453
                                           =======      =======     =======      =======     =======


Net cash flows provided by operating activities in 2002 were $778,090 in comparison to $297,248 in 2001. The 2002 increase in operating cash flows was due primarily to a decrease in inventory and an increase in accrued liabilities, offset by an increase in accounts receivable. The primary reason for the decrease in inventory is an increase in inventory taken on consignment. The increase in accrued liabilities is due primarily to accrued professional fees at December 31, 2002 relating to the release by the Company's lending bank of a guaranty by the Company and Universal of Atlantic's obligations to the lending bank (see the discussion below regarding Atlantics' Chapter 11 filing). The increase in accounts receivable primarily reflects the timing and increase in sales in 2002.

Cash used in investing activities in 2002 of $840,917 was attributable to $169,936 of additions to property and equipment relating to the on-going operations of Universal and $670,981 used for the acquisition of certain assets of Goldman described under "General Development of Business." Cash flows used in investing activities during 2001 was $110,751, and consisted primarily of leasehold improvements related to maintenance of Universal's facilities.

Cash flows used for financing activities in 2002 consisted of $138,236 in net repayments on notes payable and $78,687 of net repayments on the Company's credit facility. Cash flows used for financing activities in 2001 reflect $1,166,718 of net repayments on the credit facility that were required because of financial difficulties at Atlantic.

Net cash provided by discontinued operations in 2001 of $894,522 consists of $1,497,932 provided by the operation and liquidation of Atlantic, offset by $603,410 used for the disposal of Well-Bilt.

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

As part of this settlement, the Company and its lending bank amended the Company's credit facility with the lending bank. The amended facility permits a total of $12,000,000 in borrowings, including a $373,000 term loan payable in monthly installments over eighteen months, the $2,500,000 term loan mentioned above, and additional borrowings on a revolving basis against eligible accounts receivable and inventory. The interest rate under the facility is at prime + ..5%, except that the interest rate on the $2,500,000 term loan is at prime plus 2.5%. The facility expires November 21, 2005, but all loans are payable upon demand by the bank, and, accordingly, have been classified as short-term in the accompanying consolidated balance sheets. All loans are secured by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contains covenants relating to the financial condition of the Company and its business operations, and, among other things, restricts the payment of dividends and capital expenditures. At December 31, 2002, the amount of unused credit available under the facility was $1,649,111.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2002 by approximately $54,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2002. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Report on consolidated financial statements and schedule

Consolidated financial statements:
         Consolidated balance sheets as of December 31, 2002 and 2001 Consolidated statements of operations for the years ended December 31,
             2002, 2001 and 2000
         Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2002, 2001 and 2000
         Consolidated statements of cash flows for the years ended December 31,
             2002, 2001 and 2000
         Notes to consolidated financial statements

Independent Auditors' Report on Schedule

Schedule:
         II - Valuation and qualifying accounts

         All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Colonial Commercial Corp.:

         We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(c) to the financial statements, the Company had losses in 2001 and 2000, has stockholders' deficit at December 31, 2002 and has negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(b), Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in note 1(i) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

/s/ KPMG LLP
-------------------
Melville, New York
October 2, 2003

                    COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                          Assets                                                  2002             2001
                                                                             ------------    ------------
Current assets:
  Cash                                                                       $    296,764         576,514
  Accounts receivable, net of allowance for doubtful accounts
    of $265,000 in 2002 and $253,000 in 2001, respectively                      5,186,893       4,466,667
  Inventory                                                                     5,730,224       6,314,546
  Prepaid expenses and other current assets                                       338,251         376,838
                                                                             ------------    ------------
              Total current assets                                             11,552,132      11,734,565
Property and equipment, net                                                       631,948         622,790
Goodwill                                                                        1,416,929       1,316,929
Other intangibles                                                                  85,833         128,700
Restricted investment securities                                                     --           122,506
                                                                             ------------    ------------
                                                                             $ 13,686,842      13,925,490
                                                                             ============    ============
              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                           $  2,446,886       2,422,802
  Accrued liabilities                                                           1,216,051       1,047,188
  Income taxes payable                                                             40,230          26,086
  Borrowings under credit facility                                             10,350,889       7,929,576
  Investment in unconsolidated subsidiary in bankruptcy,
    carried at cost                                                               219,007         219,007
  Guaranteed borrowings of unconsolidated subsidiary in bankruptcy                   --         5,800,695
  Notes payable - current portion                                                  30,889         143,405
                                                                             ------------    ------------
              Total current liabilities                                        14,303,952      17,588,759
Notes payable, excluding current portion                                           64,775          90,495
Deferred compensation                                                                --           122,506
                                                                             ------------    ------------
              Total liabilities                                                14,368,727      17,801,760
                                                                             ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, $.05 par value, liquidation preference of
    $7,321,260 and $7,321,430 at December 31, 2002 and 2001, respectively,
    2,468,860 shares authorized, 1,464,252 and 1,464,286 shares issued and
    outstanding at December 31, 2002 and 2001, respectively                        73,213          73,214
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,794 and 1,603,760 shares issued and
    outstanding at December 31, 2002 and 2001, respectively                        80,190          80,189
  Additional paid-in capital                                                    8,966,513       8,966,513
  Accumulated deficit                                                          (9,801,801)    (12,996,186)
                                                                             ------------    ------------
              Total stockholders' deficit                                        (681,885)     (3,876,270)
                                                                             ------------    ------------

Commitments and contingencies
                                                                             $ 13,686,842      13,925,490
                                                                             ============    ============

See accompanying notes to consolidated financial statements

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                 2002            2001            2000
                                                             ------------    ------------    ------------
Sales                                                        $ 36,998,800      31,080,398      32,342,160
Cost of sales                                                  26,379,504      21,735,358      22,984,470
                                                             ------------    ------------    ------------
     Gross profit                                              10,619,296       9,345,040       9,357,690

Selling, general and administrative expenses, net              10,392,729       8,825,180       9,415,726
                                                             ------------    ------------    ------------
     Operating income (loss)                                      226,567         519,860         (58,036)

Interest income                                                     1,939          10,706         168,329
Other income                                                      285,971         230,038         221,651
Interest expense                                                 (583,620)       (713,626)       (795,571)
                                                             ------------    ------------    ------------
     Loss from continuing operations
        before income taxes                                       (69,143)         46,978        (463,627)

Income taxes                                                       37,167       1,657,788         860,000
                                                             ------------    ------------    ------------
     Loss from continuing operations                         $   (106,310)     (1,610,810)     (1,323,627)

Discontinued operation (note 2(b)):
Net income (loss) from operations of discontinued segments      3,300,695      (6,098,023)     (2,977,916)
Loss on disposal of discontinued operation                           --              --        (3,731,654)
Recovery of loss on disposal of discontinued operation               --           106,509            --
                                                             ------------    ------------    ------------
    Income (loss) on discontinued operation                     3,300,695      (5,991,514)     (6,709,570)
                                                             ------------    ------------    ------------
    Net income (loss)                                        $  3,194,385      (7,602,324)     (8,033,197)
                                                             ============    ============    ============
Loss per common share:
  Basic:
    Income (loss) from continuing operations                 $      (0.07)          (1.00)          (0.86)
    Income (loss) on discontinued operation                          2.06           (3.74)          (4.35)
                                                             ------------    ------------    ------------
    Net income (loss) per common share                       $       1.99           (4.74)          (5.21)
                                                             ============    ============    ============
  Diluted:
    Income (loss) from continuing operations                 $      (0.07)          (1.00)          (0.86)
    Income (loss) on discontinued operation                          2.06           (3.74)          (4.35)
                                                             ------------    ------------    ------------
    Net income (loss) per common share                       $       1.99           (4.74)          (5.21)
                                                             ============    ============    ============
Weighted average shares outstanding:
  Basic                                                         1,603,777       1,603,178       1,542,712
  Diluted                                                       1,603,777       1,603,178       1,542,712


See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2002, 2001 and 2000

                                          Number of
                                           shares
                               ------------------------------                                           Retained
                                Convertible                   Convertible                 Additional      Earnings        Total
                                Preferred        Common       Preferred       Common      Paid-In    (Accumulated    Stockholders'
                                  Stock          Stock          Stock         Stock       Capital       Deficit)    Equity (Deficit)
                               ------------------------------ ----------      -------     ----------  ------------  ---------------
Balances at December 31, 1999    1,532,983      1,523,063   $     76,649        76,154      8,936,114      2,639,335   $ 11,728,252

Net loss                              --             --             --            --             --       (8,033,197)    (8,033,197)
Conversion of shares of
  preferred stock to
  common stock                     (66,532)        66,532         (3,327)        3,327           --             --             --
Options exercised                     --           12,000           --             600         30,399           --           30,999
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balances at December 31, 2000    1,466,451      1,601,595         73,322        80,081      8,966,513     (5,393,862)     3,726,054

Net loss                              --             --             --            --             --       (7,602,324)    (7,602,324)
Conversion of shares of
  preferred stock to
  common stock                      (2,165)         2,165           (108)          108           --             --             --
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balances at December 31, 2001    1,464,286      1,603,760         73,214        80,189      8,966,513    (12,996,186)    (3,876,270)

Net income                            --             --             --            --             --        3,194,385      3,194,385
Conversion of shares of
  preferred stock to
  common stock                         (34)            34             (1)            1           --             --             --
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balances at December 31, 2002    1,464,252      1,603,794   $     73,213        80,190      8,966,513     (9,801,801)  $   (681,885)
                              ============   ============   ============  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                                  2002                  2001               2000
                                                                               -----------          -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                           $ 3,194,385           (7,602,324)        (8,033,197)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Loss (income) from discontinued operation                              (3,300,695)           5,991,514          6,709,570
         Deferred tax expense                                                         --              1,625,002            858,000
         Provision for doubtful accounts                                           111,339               57,589             85,554
         Depreciation                                                              160,778              154,590            126,415
         Amortization of intangibles                                                42,867              128,650            134,301
         Amortization of excess of fair value of acquired net
             assets over cost                                                         --                 26,712               --
         Changes in assets and liabilities, net of the effects
             of acquisitions:
                Accounts receivable                                               (328,923)            (261,947)          (205,426)
                Inventory                                                          652,661            1,261,899           (746,214)
                Prepaid expenses and other current assets                           38,587              107,375            (95,604)
                Accounts payable                                                    24,084             (798,213)         1,610,692
                Investment securities - trading                                    122,506              (42,270)           (54,480)
                Accrued liabilities                                                168,863             (418,685)             3,432
                Income taxes payable                                                14,144               25,086            (39,393)
                Deferred compensation                                             (122,506)              42,270             54,480
                                                                               -----------          -----------        -----------
                Net cash provided by operating activities                          778,090              297,248            408,130
                                                                               -----------          -----------        -----------
Cash flows from investing activities:
    Payment for acquisition of Universal                                              --                   --             (141,298)
    Payment for acquisition of Goldman Associates                                 (670,981)                --                 --
    Purchase of licensing agreement                                                   --                 (4,800)           (22,000)
    Payments on notes receivable                                                      --                   --              316,069
    Additions to property and equipment                                           (169,936)            (105,951)          (469,260)
                                                                               -----------          -----------        -----------
               Net cash used in investing activities                              (840,917)            (110,751)          (316,489)
                                                                               -----------          -----------        -----------

Cash flows from financing activities:
    Net repayments on notes payable                                               (138,236)            (140,799)          (148,943)
    Net (repayments) borrowings under credit facility                              (78,687)          (1,166,718)         1,126,533
    Exercise of employee stock options                                                --                   --               30,999
                                                                               -----------          -----------        -----------
               Net cash (used in) provided by financing activities                (216,923)          (1,307,517)         1,008,589
                                                                               -----------          -----------        -----------
Net cash provided by (used in) discontinued operation                                 --                894,522         (1,726,266)
                                                                               -----------          -----------        -----------
Decrease in cash and cash equivalents                                             (279,750)            (226,498)          (626,036)
Cash and cash equivalents - beginning of period                                    576,514              803,012          1,429,048
                                                                               -----------          -----------        -----------
Cash and cash equivalents - end of period                                      $   296,764              576,514            803,012
                                                                               ===========          ===========        ===========



See accompanying notes to consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

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

      (c)  GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had losses in 2001 and 2000 of $7,602,324 and $8,033,197, has a stockholders' deficit at December 31, 2002 of $681,885 and has a negative working capital of $2,751,820. In addition, outstanding borrowings under its credit facility of $10,350,889 are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment.

        Management recognizes that the Company's ability to continue as a going concern is dependent upon its ability to generate profits. The Company has discontinued the operations that generated the losses in 2001 and 2000. In addition, as a result of implementing various cost cutting strategies in 2001 and 2002, the corporate office realized a reduction in expenses in 2002 of $578,726, or 45%, as compared to 2000. Universal has taken various cost cutting measures, including the use of consignment inventory, which results in lower average borrowings, and; therefore, lower interest expense to the Company. Furthermore, since 2000, Universal's sales have increased 14.4% or $4,656,640. Further sales increases are anticipated in 2003 and beyond, due to additional product lines, acquisitions and exclusive geographical locations granted to Universal. As of June 30, 2003, the Company was in compliance with all financial covenants of the restated lending agreement relating to its credit facility. The Company does not anticipate that demand for payment will be made, as long as Universal

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES continues to be profitable and remains in compliance with the lending agreement. Universal has had increases in sales in four of the past five years and has consistently generated operating profits.

      The Company expects to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its credit facility and the issuance of stock through a private placement. At December 31, 2002, $2,490,000 of the Company's credit facility was payable over a five year period. There can be no assurance that the Company will generate sufficient liquidity to maintain its current operations. If the Company continues to incur losses and/or if the outstanding borrowings under its credit facility are demanded to be repaid and the Company was unsuccessful in obtaining new financing, the Company would likely be required to seek bankruptcy court or other protection from its creditors. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      (d)  REVENUE RECOGNITION

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

      (e)  CASH EQUIVALENTS

      The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002 or 2001.

      (f)  INVENTORY

      Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

      All costs of shipping inventory, which include costs to ship inventory from the Company's vendors and to the Company's customers, are included in selling, general and administrative expenses. Such costs approximated $291,089, $209,975 and $259,403 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (g) INVESTMENT SECURITIES

      The Company maintains investments in its equity securities, which have been classified as trading securities, for the deferred compensation plan (note 13(b)). Trading securities are bought and held principally for the purposes of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

      (h) PROPERTY AND EQUIPMENT

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

(i) INTANGIBLE ASSETS

     In July 2001, the financial Accounting Standards Board (FASB) issued
          Statement of Financial Accounting Standard (Statement) No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires companies to account for acquisitions using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifica- tions, in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Implementation of Statement 141 did not have an impact on the Company's financial position and results of operations.

     Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment, in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Upon adoption of Statement 142, the Company was required to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES reporting units as of the date of adoption. The Company adopted the provisions of Statement 142 effective January 1, 2002 and, accordingly, has ceased the amortization of the goodwill acquired in prior business combinations. Upon adoption and again as a result of the Company's annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.

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

     As of December 31, 2002 and December 31, 2001, the Company had intangible assets, subject to amortization of $231,667 and $236,467, respectively, and related accumulated amortization of $145,834 and $107,767, respectively, which pertained primarily to covenants not to compete. Amortization expense for intangible assets subject to amortization amounted to approximately $42,900 and $47,200 for the years ended December 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the four succeeding years ending December 31, 2006 amounts to approximately $41,700, $26,700, $11,700 and $5,800 in 2003, 2004, 2005 and 2006, respectively.

     As of December 31, 2002 and 2001, the Company had unamortized goodwill in the amount of $1,416,929 and $1,316,929, respectively. The $100,000 increase is due to the Goldman acquisition (see Note 2(a)).

     The following table shows the results of operations as if Statement No. 142 was applied in prior years:

                                                                   For the years ended December 31,
                                                              2002              2001             2000
                                                          -------------    -------------    -------------
Net income (loss) as reported                             $   3,194,385    $  (7,602,324)   $  (8,033,197)
Deduct:  negative goodwill amortization, net                       --            (35,050)         (36,797)
Adjusted net loss                                         $   3,194,385    $  (7,637,374)   $  (8,069,994)
                                                          =============    =============    =============
Income (loss) per share - basic net
income (loss), as reported                                $        1.99    $       (4.74)   $       (5.21)
Negative goodwill amortization, net                                --              (0.02)           (0.02)
                                                          -------------    -------------    -------------
Adjusted net income (loss)                                $        1.99    $       (4.76)   $       (5.23)
                                                          =============    =============    =============
Income (loss) per share - diluted net
income (loss), as reported                                $        1.99   $        (4.74)   $       (5.21)
Negative goodwill amortization, net                                  --            (0.02)           (0.02)
                                                          -------------    -------------    -------------
Adjusted net income (loss)                                $        1.99    $       (4.76)   $       (5.23)
                                                          =============    =============    =============

     (j)   STOCK OPTION PLAN

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

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

                                                                    2002              2001           2000
                                                                    ----              ----           ----
         Net income (loss), as reported                           $3,194,385      (7,602,324)     (8,033,197)

         Add:  Stock-based employee compensation
               expense included in reported net loss                      --              --             --

         Deduct:  Total stock-based employee
                  compensation determined under fair-
                  value-based method for all awards              $   (22,164)        (22,164)        (22,164)
                                                                 -----------     -----------     -----------
                                         Pro forma               $ 3,172,221      (7,624,488)     (8,055,361)
                                                                 ===========     ===========     ===========
         Basic net income (loss)
            per common share
                                          As reported            $     1.99           (4.74)         (5.21)
                                          Pro forma              $     1.98           (4.76)         (5.22)
         Diluted net income (loss)
            per common share
                                          As reported            $     1.99           (4.74)         (5.21)
                                          Pro forma              $     1.98           (4.74)         (5.21)


      In calculating the above stock-based employee compensation determined under fair-value based method for all awards granted in 1999, the Company utilized the following assumptions; expected volatility of 86.5%, expected life of 10 years, risk free interest rate of 6.2% and dividend yield of 0%.

     (k)  INCOME TAXES

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

       (l)  NET INCOME (LOSS) PER COMMON SHARE

       Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per common share for fiscal 2002, 2001 and 2000 is the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options.

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

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

       (p)  RECLASSIFICATIONS

       Certain reclassifications have been made to the 2000 consolidated financial statements, in order to conform them to the 2001 presentation. As of December 31, 2001, Atlantic has been deconsolidated and the Company's 100% investment in Atlantic's common stock is being carried at cost, as the Company is no longer able to exercise significant influence over Atlantic's operations and financial activities. In addition, Atlantic's results of operations for 2001 are being reported as "results from operations of discontinued segments." The Company's statements of operations and cash flows for the year ended December 31, 2000 have been restated to conform to this presentation.

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

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

       In May 2003, the FASB issued Statement No. 150, "Accounting for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, Statement No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2002 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

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

(2) BUSINESS ACQUISITIONS AND DISCONTINUED OPERATIONS

     (a) In July 2002 Universal paid $670,981 to acquire certain accounts receivable, inventory and other accessories from Goldman Associates of New York, Inc. ("Goldman"), relating to Goldman's HVAC business in New Jersey and certain areas of New York. $570,981 of the purchase price was allocated to the above listed assets at their estimated fair values. The remaining $100,000 was recorded as goodwill and will be tested annually for impairment under the provisions of Statement 142. Pro forma results of operations are not provided as the information is not material to the consolidated financial statements.

     (b) On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the
         U. S. Bankruptcy Code. As of the date of this filing, the proceeding is still on-going. Neither Colonial, nor Universal, is part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company does not exercise significant influence over Atlantic's operations and financial activities, and, accordingly, as of December 31, 2001, Atlantic has been unconsolidated on the Company's financial statements and its operations are being reported as "results from operations of discontinued segments." The Company's balance sheet as of December 31, 2000 and its statements of operations and statements of cash flows for 2000 include certain reclassifications in order to conform to this presentation. The losses from operations of Atlantic for the year ended December 31, 2001 and for the period up to

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

          January 28, 2002, the date of filing for Chapter 11, were $5,553,904 and $544,119, respectively. These losses total $6,098,023 and were reported as a net loss from operation of a discontinued operation at December 31, 2001. This loss includes $3,439,366 of net losses recorded as a result of writing down Atlantic's assets to their net realizable value in order to arrive at the appropriate cost value of the Company's investment in Atlantic. Atlantic's sales totaled $24,561,972 for the year ended December 31, 2001 and for the period up to January 28, 2002 and are not included in sales as reported in the consolidated statement of operations. A tax benefit from the loss from operations of discontinued segment has not been recorded as one is not expected to be realized.

          On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500.000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank. The $3,300,000 difference between the total amount previously guaranteed ($5,800,000) and the amount the Company and Universal agreed to pay ($2,500,000) is reflected in the Company's 2002 statement of operations as income from the operations of discontinued segments.

          The Company's investment in Atlantic's common stock is being recognized at a cost, value of $219,007 of guaranteed liabilities as of December 31, 2002. The Company has recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic's creditors will be able to look only to Atlantic's assets for recovery. Colonial will continue to recognize the $219,007 of guaranteed liabilities of Atlantic until they are extinguished by Atlantic's bankruptcy proceedings or otherwise.

          Since the Company is treating Atlantic as an unconsolidated subsidiary, Atlantic is being carried at cost on the Company's books. As such, the Company has not reflected any of Atlantic's 2002 financial activity in its consolidated financial statements, except for the $3,300,695 release of guarantee, as stated above. The following summarized financial information for the deconsolidated subsidiary, Atlantic, includes the actual 2002 activity:

                                      For the years ended December 31,

                                     2002             2001          2000
                                  ----------      -----------    -----------
                Net sales         $2,700,174      $24,561,972     25,978,063
                Net (loss)        (1,712,197)      (6,098,023)       234,236

                                                                                       December 31,
                                                                                   2002            2001
                                                                                -----------    -----------
         Current assets (primarily accounts receivable and inventory)           $ 1,920,563      3,352,197
         Non-current assets (primarily property and equipment)                           --         57,510

         Current liabilities (primarily accounts payable, accrued liabilities    (3,487,946)    (3,628,714)
         Guaranteed borrowings under credit facility                                     --     (5,800,695)
                                                                                -----------    -----------
         Net (liabilities) assets of deconsolidated subsidiary                  $(1,567,383)    (6,019,702)
                                                                                ===========    ===========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(c) The Company acquired its now discontinued Well-Bilt door and doorframe manufacturing segment in March 2000 and disposed of Well-Bilt in February 2001. A loss from operations of this segment of $3,212,152 and a $3,731,654 loss on disposal of this segment are reflected in the consolidated statements of operations for the year ended December 31, 2000.

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
                                                                   ===========

         The results of operations for Well-Bilt, since its acquisition in March 2000 have been shown as a discontinued operation in the consolidated financial statements as of and for the year ended December 31, 2000. The loss from operations of Well-Bilt for the year ended December 31, 2000 and for the period up to the measurement date, January 12, 2001, was $3,212,152. The loss on the disposition of the segment was $3,731,654, which includes a provision of $141,722 for operating losses incurred during the phase- out period. The results of the discontinued operation do not reflect any management fees or interest expense allocated by corporate. The loss from operations of Well-Bilt includes $321,355 of interest on borrowings under the credit facility by Atlantic to fund Well-Bilt's operations. The interest was calculated based upon the applicable interest rate under the credit facility. Atlantic retained certain assets, including inventory of approximately $369,000, and certain liabilities of approximately $1,284,000. Well-Bilt's net sales, excluding sales to affiliated subsidiaries, were $4,074,798 for the period of March 24, 2000 through January 12, 2001, and $53,205 from January 12, 2001 through the disposal date of February 1, 2001. These amounts are not included in net sales as reported in the consolidated statement of income (loss). A tax benefit from the loss from operations of discontinued segment and the loss on the disposition has not been recorded as one is not expected to be realized. Pro forma financial information relating to the disposition of Well-Bilt is not presented because the disposition is fully reflected in the financial statements as of and for the year ended December 31, 2000.

         Summarized information for the discontinued operation is as follows:

                                     For the period from March 24, 2000 through
                                                 December 31, 2000
                                                -----------------
          Net sales                                    $4,074,798
          Net loss                                     (3,212,152)
                                                     ============

          During the second half of 2001, the Company, which had guaranteed certain liabilities of Well-Bilt, was able to reach favorable settlements on certain guarantees. As a result, the Company recorded a $106,509 net reduction of the loss on disposal of discontinued segment recorded at December 31, 2000.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

 (3)  INVESTMENT SECURITIES

          As of December 31, 2001, the Company's investment securities consist of $122,506 of mutual funds that were held in connection with the deferred compensation plan (the plan) (note 13). As was allowed under the plan, the Company terminated the plan during 2002. The assets of the plan were paid out to the plan participants.

 (4)  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31:

                                                  2002        2001
                                               ---------    ---------
         Computer hardware and software        $ 419,030      390,411
         Furniture and fixtures                   97,643       68,555
         Leasehold improvements                  333,033      290,110
         Automobiles                             238,809      176,473
                                               ---------    ---------
                                               1,088,515      925,549
         Less accumulated depreciation
            and amortization                     456,567      302,759
                                               ---------    ---------
                                               $ 631,948      622,790
                                               =========    =========

       Computer hardware and software include approximately $325,659 and $323,619 of costs as of December 31, 2002 and 2001, respectively, related to the acquisition and installation of management information systems for internal use. The computer software costs are being amortized on a straight-line basis over a period of five years.

(5)  FINANCING ARRANGEMENTS

       On November 21, 2002, the Company and Universal were released from their guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

       As part of this settlement, the Company and its lending bank amended the Company's credit facility with the lending bank. The amended facility permits a total of $12,000,000 in borrowings, including a $373,000 term loan payable in monthly installments over eighteen months, the $2,500,000 term loan mentioned above, and additional borrowings on a revolving basis against eligible accounts receivable and inventory. The interest rate under the facility is at prime plus 0.5%, except that interest rate on the $2,500,000 term loan is at prime plus 2.5%. The facility expires November 21, 2005, but all loans are in any event due at any time on demand by the bank, and, accordingly, have been classified as short-term in the accompanying consolidated balance sheets. All loans are secured by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES contains covenants relating to the financial condition of the Company and its business operations, and restricts the payment of dividends and capital expenditures.

       At December 31, 2002, amounts outstanding under the credit facility were $10,350,889, of which (i) $331,000 represents a term loan payable in 16 remaining equal monthly installments of approximately $21,000, and (ii) $2,490,000 represents a separate term loan payable in 59 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, 16 and 59 months respectively, the Bank can demand payment at any time. At December 31, 2002, the amount of the unused available credit was $1,649,111. The interest rate on the $2,490,000 term loan was 6.75% as of December 31, 2002. The interest rates on the remaining credit facility, as of December 31, 2002 and 2001, were 4.75% and 5.75%, respectively.

 (6)  NOTES PAYABLE

(a) Notes payable consist of the following at December 31:

                                                                               2002       2001
                                                                             --------   --------
            Term note payable to a former owner of acquired
            business in 60 monthly principal and interest
            installments of $9,125, bearing interest at 8.0%                 $   --      138,037

            Term note payable to a former owner of acquired
            business in 60   monthly principal and interest
            installments of $4,790, bearing interest at 7.0%                     --       18,881

            Term note payable to a bank in 60 monthly principal
            and interest installments of $347, bearing
            interest at .9%                                                    8,320      12,480

            Term note payable to a bank in 60 monthly
            principal and interest installments of $346, bearing
            interest at .9%                                                    8,651      12,802

            Term note payable to a bank in 60 monthly
            principal and interest installments of $346, bearing
            interest at .9%                                                    8,999      13,152


            Term note payable to a bank in 48 monthly
            principal and interest installments of $435, bearing
            interest at 5.9%                                                  12,166      17,380

            Term note payable to a bank in 60 monthly
            principal and interest installments of $392, bearing
            interest at 3.9%                                                  16,464      21,168

            Term note payable to a bank in 60 monthly
            principal only installments of $354                               20,532          --


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

         Term note payable to a bank in 60 monthly
         principal only installments of $354.             20,532           --
                                                        --------     --------
                                                          95,664      233,900
         Less current installments                        30,889      143,405
                                                        --------     --------
                                                        $ 64,775       90,495
                                                        ========     ========

         Maturities of notes payable are as follows:
              2003                                       30,889
              2004                                       30,887
              2005                                       15,990
              2006                                       10,858
              2007                                        7,040
                                                       --------
                                                         95,664
          Less current installments                      30,889
                                                       --------
                                                       $ 64,775
                                                       ========

     (b) Included in accrued liabilities at December 31, 2002 and 2001 is approximately $91,885 and $186,362, respectively, of unclaimed payments on notes payable to creditors, pursuant to a 1983 reorganization plan. The last payment on such notes was made in January 1998. During the years ended December 31, 2002, 2001 and 2000, $94,477, $93,923 and
         $95,557, respectively, of the unclaimed payments were recorded as other income in the accompanying consolidated statements of operations since, in accordance with the opinion of counsel, it is more likely than not that the Company is entitled to these payments.

 (7)  CAPITAL STOCK

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

       At December 31, 2002, there were 2,685,252 shares of common stock reserved for conversion of preferred stock and for the exercise of stock options (note 8).

 (8) STOCK OPTIONS

       In June 1996, the Company adopted the 1996 Stock Option Plan (the 1996
         Plan) pursuant to which, as amended, the Company's Board of Directors may grant up to 1,200,000 options until December 31, 2005 to key employees and other persons who render service (non- employees) to the Company. Under the 1996 Plan, the options can be either incentive or nonqualified. The rate at which the options become exercisable is determined by the Board of Directors at the time of grant. The exercise price of the incentive stock options may not be less than the fair market value of the Company's common stock on the date of grant. The exercise price of the nonqualified stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant.

       At December 31, 2002, a total of 182,000 options were outstanding under the 1996 Stock Option Plan and 51,000 options were outstanding under the Company's 1986 Stock Option Plan, which expired on December 31, 1995.

 Changes in options outstanding are as follows:

                                                    Shares Subject      Weighted Average
                                                       to Option         Exercise Price
                                                    -------------- ---------------------
         Balance at December 31, 1999                   345,000                 2.66
         Exercised                                      (12,000)                2.58
         ------------------------------------------- ------------- ---------------------
         Balance at December 31, 2000                   333,000                 2.66
         ------------------------------------------- ------------- ---------------------
         Balance at December 31, 2001                   333,000                 2.66
         Cancelled                                      (30,000)                2.30
         Expired                                        (70,000)                1.50
         ------------------------------------------- ------------- ---------------------
         Balance at December 31, 2002                   233,000                 3.06
         ------------------------------------------- ------------- ---------------------
         Options exercisable at December
         31, 2002                                       211,400                 2.99
         ------------------------------------------- ------------- ---------------------

       At December 31, 2002 and 2001, the range of exercise prices of outstanding options was $1.25-$3.75 per share. At December 31, 2002 and 2001, the weighted average remaining contractual lives of outstanding options were approximately five and five years, respectively.

      The following table summarizes information about stock options at December 31, 2002:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                                                                         Options Exercisable
                                                                                     ----------------------------
                                            Weighted-       Weighted-                                  Weighted-
                                             Average         Average                                    Average
        Range of                            Remaining       Exercise                                   Exercise
    Exercise Prices      Shares         Contractual Life      Price                  Shares              Price
    -----------------    ------         ----------------      -----                  ------              -----
        $1.25             51,000             0.05             $1.25                   51,000             $1.25
      2.51-3.75          182,000             6.32              3.57                  160,400              3.54
                         -------             ----              ----                  -------              ----
         Total           233,000             4.95              3.06                  211,400              2.99
                         =======             ====              ====                  =======              ====

(9)  NET LOSS PER COMMON SHARE

       A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                      2002               2001               2000
                                                  ----------         ----------        ----------
Net loss (numerator)                              $3,194,385         (7,602,324)       (8,033,197)
                                                  ==========         ==========        ==========
Weighted average common shares
 (denominator for basic income
 (loss) per share)                                 1,603,777          1,603,178         1,542,712

Effect of dilutive securities:
  Convertible preferred stock                            --                 --                --
  Employee stock options                                 --                 --                --
                                                  ----------         ----------        ----------
Weighted average common and
  potential common shares
  outstanding (denominator for
  diluted income (loss)  per
  share)                                           1,603,777          1,603,178         1,542,712
                                                  ==========         ==========        ==========
Basic net income (loss) per share                 $     1.99              (4.74)            (5.21)
                                                  ==========         ==========        ==========
Diluted net income (loss) per share                     1.99              (4.74)            (5.21)
                                                  ==========         ==========        ==========

       Employee stock options totaling 263,700, 252,400 and 329,000 for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the net income (loss) per share calculation because their effect would have been antidilutive. Convertible preferred stock totaling 1,464,269, 1,464,868 and 1,518,793 for the years ended
         December 31, 2002, 2001 and 2000, respectively, were not included in the net loss per share because their effect would have been antidilutive.

(10)  INCOME TAXES

The provision for income taxes attributable to continuing operations and discontinued operations:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                   2002                                 2001                                  2000
                                   -----                                -----                                 -----
                                   State                                State                                 State
                                    and                                  and                                   and
                         Federal   Local      Total       Federal       Local          Total     Federal      Local      Total
                         -------------------------------------------------------------------------------------------------------
Current                  $  --         37,167    37,167          --     32,786        32,786          --       2,000       2,000
Deferred                    --             --        --   1,564,429     60,573     1,625,002     858,000          --     858,000
                         ---------  ---------  --------   ---------   --------     ---------   ---------   ---------   ---------
Tax Expense
  on Continuing
  Operations                --        37,167     37,167   1,564,429     93,359     1,657,778     858,000       2,000     860,000

Tax Expense
  on Discontinued
  Operations                --             --        --          --         --          --        32,000      18,000      32,000
                         ---------  ---------  --------   ---------   --------     ---------   ---------   ---------   ---------
Total Tax Expense        $  --         37,167    37,167   1,564,429     93,359     1,657,778     890,000      20,000     892,000
                         =========  =========  ========   =========   ========     =========   =========   =========   =========


       A reconciliation of the provision for income taxes attributable to income (loss) on continuing operations computed at the Federal statutory rate to the reported provision for income taxes follows:

                                                       2002                     2001                     2000
                                                       ----                     ----                     ----
    Tax provision at Federal
       statutory rate                      $  (23,509)         34.0%     15,973         34.0%    (157,633)        34.0 %
    State income taxes, net of
       federal benefit                         24,530        (35.5)%     61,617        131.2%       1,320         (0.3)%
    Change in valuation allowance for
       deferred tax assets                     26,202        (37.9)%  1,570,965       3344.0%   1,010,236       (217.9)%
    Adjustment to estimated utilization
       of net operating loss carryforwards         --           --           --           --       58,520        (12.6)%
    Permanent differences                       9,944        (14.4)%      2,693          5.7%     (87,918)        19.0 %
    Other                                          --           --        6,540         13.9%      35,475         (7.7)%
                                           ----------   ----------   ----------   ----------   ----------   ----------
    Total                                  $   37,167        (53.8)%  1,657,788       3528.8%     860,000       (185.5)%
                                           ==========   ==========   ==========   ==========   ==========   ==========

       The components of deferred income tax expense (benefit) on continuing operations attributable to income (loss) on continuing operations are as follows:

                                                                    2002              2001            2000
                                                                    ----              ----            ----
Deferred tax expense (benefit), exclusive of
  the effects of the other components listed below            $   (1,382)             3,082       (1,920,661)
Increase (decrease) in beginning-of-the-year
 balance of the valuation allowance for
 deferred tax assets                                              29,793          1,625,002         2,778,661
Generation of continuing operations net operating loss
  carryforward                                                   (31,175)            (3,082)               --
                                                              ----------         ----------        ----------
                                                                      --        $ 1,625,002           858,000
                                                              ==========         ==========        ==========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below.

                                                                                    2002           2001
                                                                                    ----           ----
                         Deferred tax assets:
                            Federal net operating loss carryforwards           $ 12,191,239    $ 13,289,441
                            State net operating loss carryforwards                  178,529         524,707
                            Allowance for doubtful accounts receivable               34,608          29,797
                            Inventory                                                  --             3,458
                            Additional costs inventoried for tax purposes           304,697         204,381
                            Value of unconsolidated subsidiary in bankruptcy           --           190,934
                            Alternative minimum tax credit carryforward             113,156         113,156
                            Other                                                      --               591
                                                                               ------------    ------------
                               Total gross deferred tax assets                   12,822,229      14,356,465
                               Less valuation allowance                         (12,727,209)    (14,356,465)
                                                                               ------------    ------------
                               Deferred tax assets, net                              95,020            --
                                                                               ------------    ------------
                           Deferred tax liabilities:
                             Goodwill                                               (87,377)           --
                             Depreciation                                            (7,643)           --
                                                                               ------------    ------------
                             Gross deferred tax liabilities                         (95,020)           --
                                                                               ------------    ------------
                             Net deferred tax asset (liability)                        --              --
                                                                               ============    ============

       At December 31, 2002, the valuation allowance was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2002.

       During the years ended December 31, 2002 and 2001, the valuation allowance was increased (decreased) by approximately $(1,629,256) and $3,742,893, respectively in order to reflect the net deferred tax asset deemed recoverable, based upon projections of future taxable income.

       At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $35,856,586. Varying amounts of the net operating loss carryforwards will expire from 2004 through 2021.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                EXPIRATION YEAR               NET OPERATING LOSSES
                ---------------               --------------------
                        2004                        $  8,743,614
                        2005                           8,245,078
                        2006                           4,810,981
                        2007                           4,944,884
                        2008                             414,691
                        2020                           5,959,802
                        2021                           2,737,536
                                                       ---------
                                                    $ 35,856,586

       None of the net operating loss carryforwards will expire if not utilized during 2003. During 2002, the Company utilized approximately $3,300,000 of its net operating loss carryforwards. The projected utilization of the net operating loss carryforwards has been substantially reduced as a result of certain annual limitations and it may be further limited to utilization against the future earnings of the subsidiary that sustained the loss. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future. The Company also has alternative minimum tax credits of $113,156 which will not expire.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(12)  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:

                                                   2002        2001       2000
             Cash paid during the years for:
                    Interest                   $ 511,324      643,708    795,571
                                               =========    =========  =========
                    Income taxes               $  23,024        7,700     48,195
                                               =========    =========  =========
 Non-cash transactions:

       During 2002, 2001 and 2000, 34, 2,165 and 66,532 shares, respectively, of convertible preferred stock were converted to a similar number of common shares.

       During 2001 and 2000, notes payable of $18,493 and $41,525, respectively were incurred for the purchase of automobiles. 20

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(13) EMPLOYEE BENEFIT PLANS

(a)  401(K) PLAN

       The Company has a 401(k) plan, which covers substantially all employees of the Company's subsidiary Universal. Participants in the 401(k) plans may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Universal 401(k) plan provides for matching contributions. In 2002, 2001 and 2000, $111,793, $102,000 and $99,000, respectively, of matching contributions were made to the Universal 401(k) plan.

  (b)  DEFERRED COMPENSATION PLAN

       During fiscal 1999, Universal adopted a Deferred Compensation Plan (the
         Plan) for a select group of management employees. The Plan was intended to provide certain executives with supplemental retirement benefits, as well as to permit the deferral of more of their compensation than they are permitted to defer under the 401(k) plan. The plan provided for a contribution equal to 5% of a participant's compensation to be made to the plan for those participants who are employed as of December 31. The plan was not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the plan was held by the Company in an investment trust, which was considered an asset of the Company. The investments, which amounted to $122,506 at December 31, 2001, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of December 31, 2001. The return on these underlying investments determined the amount of earnings credited to the employees. As was allowed under the plan, the Company terminated the plan during 2002. The proceeds of the plan investments were paid out to the plan participants. The deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheets as of December 31, 2001.

(14)  BUSINESS AND CREDIT CONCENTRATIONS

       Universal purchases products from approximately 360 suppliers. In 2002, two suppliers accounted for 49.1% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. Universal believes that the loss of any one of its other suppliers would not have a material adverse effect upon its business. In 2001, two suppliers accounted for 39% of Universal's purchases.

(15)  COMMITMENTS

      (a) COMPENSATION

       The Company has employment contracts with two officers and various employees with remaining terms ranging from two to three years. The amounts due by the Company, per these contracts, are $855,000, $880,000 and $450,000 in the years ended December 31, 2003, 2004 and 2005, respectively. These commitments do not include amounts that may be earned as a bonus.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

       (b)LEASES

       The Company is obligated under operating leases for warehouse, office facilities and certain office equipment. Rental expense, including real estate taxes, amounted to approximately $1,153,867, $1,034,605 and $907,134 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:


                         2003                 $  1,256,846
                         2004                    1,236,459
                         2005                    1,213,578
                         2006                    1,040,840
                         2007                      967,287
                      Thereafter                 1,452,726
                                               -----------
                       Total                   $ 7,167,736
                                               ===========

(16)  SUBSEQUENT EVENTS

(a)   Private Placement

       On July 16, 2003, the Company completed a private placement pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share. The stock was sold to officers and directors of the company and one private investor. The proceeds of the private placement will be used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of unless subsequently registered under the Securities Act of 1933 and applicable state securities or Blue Sky laws or pursuant to an exemption from such registration, which is available at the time of desired sale, and will bear a legend to that effect.

(b)  Acquisition

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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

         Borrowings on Colonial's credit facility                               $  2,147,061

         5-Year unsecured notes issued by RAL
         Purchasing, Inc. to a third party, at annual rate of 9%                $   300,000
                                                                                -----------

         Total outlay                                                           $ 2,447,061
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

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(17)     QUARTERLY RESULTS (UNAUDITED)

       The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2002 and 2001:

                                                                      QUARTER ENDED
                                                -----------------------------------------------------------
                                                   Mar. 31,        June 30,      Sept. 30,       Dec. 31,
                                                 ----------       ----------    ----------      ---------
                                                       (Dollars in thousand, except per share data)
2001
Net sales                                            6,604           7,676           7,895          8,905
Gross profit                                         2,021           2,317           2,368          2,639
Income (loss) from continuing operations              (288)            (29)             76         (1,370)

Income (loss) on discontinued operation                315              44            (492)        (5,859)
                                                  --------       ---------       ---------      ---------
Net income (loss)                                       27              15            (416)        (7,229)
                                                  ========       =========       =========      =========
Income (loss) per common share:
   Basic:
       Continuing operations                         (0.18)          (0.02)           0.05          (0.86)
       Income (loss) on discontinued operations       0.20            0.03           (0.31)         (3.65)
                                                  --------       ---------       ---------      ---------
            Net loss                                  0.02            0.01           (0.26)         (4.51)
                                                  ========       =========       =========      =========
   Diluted:
       Continuing operations                         (0.18)          (0.02)           0.02          (0.86)

       Income (loss) on discontinued operations       0.20            0.03           (0.16)         (3.65)
                                                  --------       ---------       ---------      ---------
            Net loss                                  0.02            0.01           (0.14)         (4.51)
                                                  ========       =========       =========      =========
2002

Net sales                                            7,231           9,173          10,592         10,003
Gross profit                                         2,211           2,645           2,901          2,862
Income (loss) from continuing operations              (189)            (48)            142            (11)

Income (loss) on discontinued operation               --              --              --            3,300
                                                  --------       ---------       ---------      ---------

Net income (loss)                                     (189)            (48)            142          3,289
                                                  ========       =========       =========      =========
Income (loss) per common share:
   Basic:
       Continuing operations                         (0.12)          (0.03)           0.09          (0.01)
       Income (loss) on discontinued operations         --              --              --           2.06
                                                  --------       ---------       ---------      ---------
            Net loss                                 (0.12)          (0.03)           0.09           2.05
                                                  ========       =========       =========      =========
   Diluted:
       Continuing operations                         (0.12)          (0.03)           0.05          (0.01)

       Income (loss) on discontinued operations         --              --              --           2.06
                                                  --------       ---------       ---------      ---------
            Net loss                                 (0.12)          (0.03)           0.05           2.05
                                                  ========       =========       =========      =========

                          INDEPENDENT AUDITORS' REPORT



  The Board of Directors and Stockholders
    Colonial Commercial Corp.:


  Under the date of October 2, 2003, we reported on the consolidated balance sheets of Colonial Commercial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company's 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2002 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of Colonial Commercial Corp. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has had losses in 2002, 2001 and 2000 has stockholders' deficit at December 31, 2002 and has negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(b), Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, our report refers to a change in the accounting for goodwill and other intangible assets.





/S/ KPMG LLP
------------------
KPMG LLP

Melville, New York
October 2, 2003

                                   Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

                                                Balance at      Charged to       Charged to
                                                Beginning       Costs and        Other                                 Balance at
            Description                           of Year        Expenses        Accounts            Deductions        End of Year
            ------------                         --------        --------        ---------         -------------        ---------
For the year ended December 31, 2002
  Allowance for doubtful accounts                $253,156         111,339        19,592 (a)        (118,876) (b)         265,211
                                                 ========        ========        ==========        =============        ========

For the year ended December 31, 2001
  Allowance for doubtful accounts                $247,646          57,589        22,458 (a)        (74,537) (b)          253,156
                                                 ========        ========        ==========        =============        ========

For the year ended December 31, 2000
  Allowance for doubtful accounts                $227,920          85,554        79,320 (a)        (145,148) (b)         247,646
                                                 ========        ========        ==========        =============        ========

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

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that during the period from January 1, 2002 through December 31, 2002, all executive officers, directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of executive officers of the Company are made by the Board of Directors. Three of the company's executive officers, Bernard Korn, James W. Stewart and William Pagano, are directors of the Company. Each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2002 concerning executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

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

         ANNUAL BONUS

         Bonus compensation provides the Company with a means of rewarding performance, based upon the attainment of corporate profitability during the year. Mr. Pagano receives annual bonuses based on a percentage of earnings of his subsidiary. He received a bonus of $194,734 for the year ended December 31, 2002.

         STOCK OPTIONS

         During 2002, no stock options were granted to the Company's employees, including the executive officers.

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

                                The Board of Directors

                 Bernard Korn (Chairman)            James W. Stewart
                 Gerald S. Deutsch                  William Koon
                 Ronald Miller                      Jack Rose
                 Carl L. Sussman                    William Pagano

         EXECUTIVE COMPENSATION

         The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2002, 2001 and 2000 to Bernard Korn, James W. Stewart and William Pagano, the only officers of the Company and its subsidiaries whose compensation exceeded $100,000 (the "Named Officers").

         SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                           Compensation
                                                            Annual Compensation            Stock
         Name and Principal Position     Year            Salary ($)       Bonus ($)        Options #
         ---------------------------     ------          ----------       --------         ---------
         Bernard Korn                      2002            200,000             --               --
         Chairman of the Board,            2001            221,154             --               --
         President, Chief Executive        2000            250,000             --               --
         Officer and Director

         James W. Stewart                  2002            130,329             --               --
         Executive Vice President,         2001            167,967             --               --
         Treasurer, Secretary              2000            200,000             --               --
         and Director

         William Pagano                    2002            200,000        194,734               --
         President, Universal Supply       2001            200,000        147,640               --
         Group, Inc.                       2000            200,000        128,523               --

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2002 fiscal year for the persons named in the Summary Compensation Table.


                                                                                          Value of
                                                                   Number of            Unexercised
                                                                  Unexercised           In-The-Money
                              Shares                              Options at             Options at
                            Acquired On       Value             Fiscal Year-End        Fiscal Year-End
                             Exercise        Realized             Exercisable/          Exercisable/
                               (#)             ($)               Unexercisable          Unexercisable
                            -----------      --------           ---------------        ---------------
UNEXERCISABLE
          Bernard Korn            0               0                 87,000/0                  0/0
          James W. Stewart        0               0                 45,000/0                  0/0
          William Pagano          0               0               12,000/20,000               0/0

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

         DIRECTORS' COMPENSATION

        The Company paid Mr. Deutsch an aggregate of $26,000 for fees for professional services rendered to the Company and its subsidiaries during 2002.

         Members of the Board of Directors, other than those employed by the Company or its subsidiaries, receive a fee of $1,000 for each meeting of the Board attended, limited to $4,000 per annum, in addition to an annual retainer of $2,000.

                                Performance Graph

                   Comparison of Five Year Cumulative Return*
                         Among Colonial Commercial Corp.
         the NASDAQ Stock Market (U.S.) Index and The Russell 2000 Index



                                            12/31/97  12/31/98    12/31/99   12/31/00   12/31/01   12/31/02
Colonial Commercial Corp.                   100.00     123.33     173.33      170.03      38.93        5.33
NASDAQ Stock Market (U.S.)                  100.00     140.99     261.48      157.42     124.89       86.34
Russell 2000                                100.00      97.45     118.17      114.60     117.45       93.39


                 * $100 invested on 12/31/97 in stock or index,
                      including reinvestment of dividends.
                         Fiscal year ending December 31.

        The annual changes for the five-year period are based on the assumption that $100 had been invested on December 31, 1997 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of November 11, 2003, information with respect to equity ownership by directors of the Company, holders of over 5% of a class of stock and of directors and officers of the Company as a group.

                   Common Stock**                         Convertible Preferred Stock

                              Amount and                            Amount and
                              Nature of                             Nature of
Name of Beneficial            Beneficial             Percent        Beneficial      Percent
Owner                         Ownership*             of Class       Ownership       of Class
---------------------------------------------------------------------------------------------
Gerald S. Deutsch                12,900 (1)  (2)         (3)              --              -
William Koon                     23,082 (4)  (2)         (3)          11,259             (3)
Bernard Korn                    342,561 (5)  (2)       13.13%        119,694            8.17%
Ronald H. Miller                 12,000      (2)         (3)           3,696 (6)         (3)
William Pagano                  385,640      (2)       14.79%             --             --
Jack Rose                       156,196 (8)  (2)        5.99%         48,371            3.30%
James W. Stewart                149,000      (2)        5.71%             --             --
Carl L. Sussman                 111,507 (7)  (2)        4.28%             --             --
Richard Rozzi                   399,365                15.31%             --             --
Rita C. Folger                  265,325 (9)            10.17%             61             (3)
All directors and
Officers as a group           1,192,886                45.73%        183,020           12.50%

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

(1) Includes 1,500 shares of Common Stock owned by Mr. Deutsch's wife, of which shares Mr. Deutsch disclaims beneficial ownership. Mr. Deutsch resigned as a director on June 19, 2003

(2) Includes 87,000, 45,000, 12,000 and 6,500 common shares subject to options which are exercisable within 60 days held by Messrs. Korn, Stewart, Pagano and Deutsch, respectively, and 12,000 common shares, subject to options, which are exercisable within 60 days held by each of Messrs. Sussman, Koon, Rose and Miller and 198,500 common shares subject to options, which are exercisable within 60 days held by all directors and officers as a group.

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

   (b) No reports on Form 8-K were filed during the fourth quarter of 2002.

   (c) Exhibits

                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------
  3 (a) Certificate of  Incorporation of
           Registrant                                                          8-K                 1/5/83                  1
           (i ) Certificate of Amendment of
                 the Certificate of Incorporation
                 Re: Authorized Common and
                 Convertible Preferred Shares
     (b) By-Laws of Registrant                                                 8-K                  1/5/83                 1
10 (a) Employment Agreement dated as of
           January 1, 1998 between Registrant
           and Bernard Korn                                                   10-KSB               3/31/99                10(a)
           (i) Amendment No. 1 dated April 1,
               1999 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                                                   10-K                  4/9/01                10(a)(i)
          (ii) Amendment No. 2 dated April 1,
               2000 to Employment Agreement
               dated as of January 1, 1998
               between Registrant and
               Bernard Korn                                                   10-K                  4/9/01                10(a)(ii)
        (iii) Amendment No. 3 dated October 29,
               2002 to Employment Agreement
               dated as of January 1, 1998 between
               Registrant and Bernard Korn                       Yes
        (iv)  Amendment No. 4 dated October 29,
                2002 to Employment Agreement
                dated as of January 1, 1998
                between Registrant and Bernard Korn              Yes
   (b)    Employment Agreement dated as of
            January 1, 2000 between Registrant
            and James W. Stewart                                              10-KSB              3/31/99                 10(b)
           (i) First Amendment dated
               September 15, 2000 to Employ-
               Agreement dated as of January
               1, 2000 between Registrant and
               James W. Stewart                                               10-K                 4/9/01                 10(b)(i)
         (ii) Second Amendment dated October
               29, 2002 to Employment Agreement
               dated as of January 1, 2000 between
               Registrant and James W. Stewart                   Yes
   (c)    1986 Stock Option Plan                                              10-K                3/30/88                10(c)(ii)
   (d)    1996 Stock Option Plan                                               S-8                10/2/97                28 B
   (e)    Purchase agreement dated March, 25, 1999 for
            business and assets subject to certain
            liabilities of Universal Supply Group, Inc.                       10-KSB              12/31/98               10(g)
          (i) Amendment No. 1 dated June 25, 1999 to
              Purchase Agreement dated March 25, 1999                          8-K                  7/8/99               10(a)(ii)




                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------
          (ii)  Employment agreement dated
                June 25, 1999 between Universal
                Supply Group, Inc. and
                William Pagano                                                 8-K                7/8/99               10(a)(iii)
          (iii) Loan and Security Agreement
                 dated June 24, 1999 between
                 LaSalle Bank National Associa-
                 tion and Universal Supply
                 Group, Inc.                                                   8-K                7/8/99                10(a)(iv)
           (iv) Demand Note dated June 24,
                  1999 between LaSalle Bank
                  National Association and
                  Colonial Commercial Sub Corp.                                8-K                7/8/99                 10(a)(v)

            (v) Guaranty of all liabilities and
                  Security Agreement of Colonial
                  Commercial Sub Corp. by
                  Colonial Commercial Corp. to
                  LaSalle Bank National Associa-
                  tion dated June 24, 1999                                     8-K                7/8/99                 10(a)(vi)
           (vi)   Waiver and Tenth Amendment,
                  dated November 21, 2002 to the
                  Loan and Security Agreement, as
                  of June 24, 1999, between LaSalle
                  Bank National Association and
                  Universal Supply Group, Inc.                                10-K               12/31/01               10(e)(vi)
          (vii) Securities Pledge Agreement
                  dated November 21, 2002, made by the
                  Registrant, in favor of LaSalle
                  Bank National Association, re:
                  Universal Supply Group, Inc.                                10-K               12/31/01               10(e)(vii)
     (f) Certain documents related to
         Well-Bilt Steel Products, Inc.:
          (i) Reaffirmation Agreement,
              General Release Consent and
              Acknowledgement of Commercial
              Reasonableness of Private Sale
              dated February 1, 2001, between
              Atlantic Hardware & Supply
              Corporation, Universal Supply
              Group, Inc., Colonial Commercial
              Corp., and the secured lender                                    8-K                2/15/01                10(a)(i)
         (ii) Reaffirmation Agreement,
              General Release Consent and
              Acknowledgement of Commercial
              Reasonableness of Private Sale
              dated February 1, 2001 between
              Well-Bilt Steel Products
              Inc. and the secured lender                                      8-K                2/15/01                10(a)(ii)




                                                                                                                   Incorporated by
                                                              Filed                                                Reference From
                                                             Herewith         Form                 Date                Exhibit
                                                             --------         ----                 ----            ---------------

        (iii)  Foreclosure Agreement dated
               February 1, 2001 between Independent
               Steel Products, LLC the secured lender,
               Atlantic Hardware & Supply Corporation,
               Universal Supply Group, Inc.
               and Well-Bilt Steel Products, Inc.                              8-K                2/15/01              10(a)(iii)
         (iv) Bill of Sale and Assignment dated
                February 1, 2001 made by the
                secured lender in favor of
                Independent Steel Products, LLC                                8-K                2/15/01              10(a)(iv)
     (g)  Inventory Control Agreement re:
           Universal Supply Group, Inc. taking in
           Inventory on a Consignment basis,
           dated August 9, 2001, between Douglas-
           Guardian Services Corporation,
           Universal Supply Group, Inc. and
           GMC Sales Corp.                                                    10-K                12/31/01               10(g)
     (h) Agreement of Purchase and Sale of
           Assets dated July 1, 2002 between
           Goldman Associates of New York, Inc.
           and Universal Supply Group, Inc.                      Yes
     (i)   Private Placement Purchase Agreement
           dated June 30, 2003 by and among
           Colonial Commercial Corp. and the
           persons who are counterparts to the
           Agreement as "Investors"                              Yes
     (j)  Asset Purchase Agreement
           dated September 5, 2003, for
           the purchase of certain assets,
           subject to certain liabilities
           of RAL Supply Group, Inc., by RAL
           Purchasing Corp., a wholly owned
           subsidiary of Colonial Commercial Corp.               Yes
     (k) RAL Closing Statement dated
           September 30,2003.                                    Yes
  11    Statement re computation of per
        share earnings (loss) (not filed since
        computations are readily apparent
        from the consolidated financial
        statements)
21   Subsidiaries of Registrant                                  Yes
23   Consent of Independent Accountants                          Yes
31.1 Certification of Chief Executive Officer
        Pursuant to Rule 15d-14 of the Securities
        and Exchange Act of 1934, as amended, as
        Pursuant to Section 302 of the Sarbanes-
        Oxley Act of 2002                                        Yes
31.2 Certification of Chief Financial Officer
        Pursuant to Rule 15d-14 of the Securities
        and Exchange Act of 1934, as amended, as
        Pursuant to Section 302 of the Sarbanes-
        Oxley Act of 2002                                        Yes
32-1 Certification of Chief Executive Officer
        Pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                               Yes
32-2 Certification of Chief Financial Officer
        Pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                               Yes
99.1 Code of Ethics for Registrant's Financial
        Officers                                                 Yes
99.2 Affidavit, dated January 28, 2002, in
        Support of Atlantic's Petition for Relief
        under chapter 11 of the U. S. Bankruptcy
        Code                                                                  10-K                12/31/01                 99.3


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLONIAL COMMERCIAL CORP.
                            (Registrant)

                            By: /S/ BERNARD KORN
                            --------------------------
                            Bernard Korn, President

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