Form 10-Q
period 2003-03-31
COLONIAL COMMERCIAL CORP
filed 2004-02-25
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED MARCH 31, 2003 COMMISSION FILE NO. 1-6663


                            COLONIAL COMMERCIAL CORP.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)


          NEW YORK                                    11-2037182
 -------------------------------       ----------------------------------------
 (State or Other Jurisdiction of       (I.R.S.  Employer Identification Number)
 Incorporation or Organization)

     120 NEW SOUTH ROAD, HICKSVILLE, NEW YORK                     11801
     ----------------------------------------                   ----------
      (Address of Principal Executive Offices)                  (Zip Code)

     Company's Telephone Number, Including Area Code:  516-681-4647
                                                       ------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes       No  X
                              ----     ----

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      No  X
                               ----    ----

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of January 21, 2004.




            Common Stock, par value $.05 per share - 2,405,794 shares Convertible Preferred Stock, par value $.05 per share - 1,464,252 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    March 31, 2003 (unaudited) and
                    December 31, 2002                                     1

                  Condensed Consolidated Statements of Operations
                    Three Months Ended March 31, 2003
                    and 2002 (unaudited)                                  2

                  Condensed Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2003
                    and 2002 (unaudited)                                  3

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                4

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9

     Item 3 -     Quantitative and Qualitative Disclosures About
                    Market Risk                                          12

     Item 4 -     Controls and Procedures                                13

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                      14

     Item 6 -      Exhibits and Reports on Form 8-K                      14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002

              Assets                                                         2003          2002
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                             $    719,176         296,764
  Accounts receivable, net of allowance for doubtful accounts
    of $283,400 in 2003 and $265,000 in 2002, respectively                 4,574,111       5,186,893
  Inventory                                                                5,971,684       5,730,224
  Prepaid expenses and other current assets                                  308,061         338,251
                                                                        ------------    ------------
            Total current assets                                          11,573,032      11,552,132
Property and equipment, net                                                  629,511         631,948
Goodwill                                                                   1,416,929       1,416,929
Other intangibles                                                             75,417          85,833
                                                                        ------------    ------------
                                                                        $ 13,694,889      13,686,842
                                                                        ============    ============
            Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                      $  3,069,643       2,446,886
  Accrued liabilities                                                      1,246,907       1,435,058
  Income taxes payable                                                          --            40,230
  Borrowings under credit facility                                        10,041,366      10,350,889
  Notes payable - current portion                                             30,889          30,889
                                                                        ------------    ------------
            Total current liabilities                                     14,388,805      14,303,952
Notes payable, excluding current portion                                      57,053          64,775
                                                                        ------------    ------------
            Total liabilities                                             14,445,858      14,368,727
                                                                        ------------    ------------
Commitments and contingencies

Stockholders' equity (deficit):
  Redeemable convertible preferred stock, $.05 par value,
    liquidation preference of $7,321,260 at March 31, 2003
    and December 31, 2002, 2,468,860 shares authorized,
    1,464,252 shares issued and outstanding at March 31, 2003
    and December 31, 2002                                                     73,213          73,213
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,794 shares issued and outstanding
    at March 31, 2003 and December 31, 2002                                   80,190          80,190
  Additional paid-in capital                                               8,966,513       8,966,513
  Accumulated deficit                                                     (9,870,885)     (9,801,801)
                                                                        ------------    ------------
            Total stockholders' deficit                                     (750,969)       (681,885)
                                                                        ------------    ------------

                                                                        $ 13,694,889      13,686,842
                                                                        ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                        2003           2002
                                                    -----------    -----------
Net sales                                           $ 8,357,683      7,230,926
Cost of sales                                         5,892,239      5,019,904
                                                    -----------    -----------
     Gross profit                                     2,465,444      2,211,022

Selling, general and administrative expenses, net     2,550,887      2,303,435
                                                    -----------    -----------
     Operating loss                                     (85,443)       (92,413)

Interest income                                             153            603
Other income                                             84,005         38,448
Interest expense                                       (150,541)      (135,902)
                                                    -----------    -----------
     Loss before income tax recovery                   (151,826)      (189,264)

Income tax recovery                                     (82,742)          --
                                                    -----------    -----------
    Net loss                                        $   (69,084)      (189,264)
                                                    ===========    ===========

Loss per common share:
  Basic                                             $     (0.04)         (0.12)
  Diluted                                           $     (0.04)         (0.12)

Weighted average shares outstanding:
  Basic                                               1,603,794      1,603,760
  Diluted                                             1,603,794      1,603,760


See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                   2003        2002
                                                                ---------    ---------
Cash flows from operating activities:
   Net loss                                                     $ (69,084)    (189,264)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Provision for doubtful accounts                              25,135       21,833
      Depreciation                                                 45,373       38,920
      Amortization of intangibles                                  10,417       11,617
      Changes in assets and liabilities:
               Accounts receivable                                587,646      431,189
               Inventory                                         (241,460)      17,634
               Prepaid expenses and other current assets           31,840       52,778
               Accounts payable                                   622,751      269,099
               Investment securities - trading                       --        (23,449)
               Accrued liabilities                               (188,145)    (292,955)
               Income taxes payable                               (40,230)      (8,744)
               Deferred compensation                                 --         23,449
                                                                ---------    ---------
                Net cash provided by operating activities         784,243      352,107
                                                                ---------    ---------
Cash flows from investing activities:
    Additions to property and equipment                           (44,586)     (31,031)
                                                                ---------    ---------
               Net cash used in investing activities              (44,586)     (31,031)
                                                                ---------    ---------
Cash flows from financing activities:
    Payments on notes payable                                      (7,722)     (44,493)
    Net repayments under credit facility                         (309,523)    (246,739)
                                                                ---------    ---------
               Net cash used in financing activities             (317,245)    (291,232)
                                                                ---------    ---------
Increase in cash and cash equivalents                             422,412       29,844
Cash and cash equivalents - beginning of period                   296,764      576,514
                                                                ---------    ---------
Cash and cash equivalents - end of period                       $ 719,176      606,358
                                                                =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                 March 31, 2003
                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results that may be achieved for the full year.

         On January 28, 2002, Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. This immediately put the Company in default of its loan and security agreement (the "agreement") related to its credit facility with its secured lender (the "Bank"). Atlantic simultaneously obtained a debtor-in-possession ("DIP") credit facility with its pre-petition lender, the Bank. The Company is not part of the Chapter 11 filing. As of December 31, 2001, Atlantic was deconsolidated and the Company's 100% investment in Atlantic's common stock was written off.

         Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

         The Company has one continuing industry segment - wholesale distributor of heating, ventilation and air conditioning.

         Inventory is comprised of finished goods.

(2)      SUBSEQUENT EVENT

         (a) Private Placement

          On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of common stock at $0.30 per share. Bernard Korn (Chairman and President of the Company) purchased 167,000 shares, James W. Stewart, (Executive Vice President and Director of the Company) purchased 100,000 shares, William Pagano (Director of the Company and President of the Company's wholly owned subsidiary, Universal Supply Group, Inc. ("Universal")), purchased 335,000 shares, Jack Rose (Director of the Company), purchased 50,000 shares and Rita Folger (a private investor, who owns 6.86% of the Company) purchased 150,000 shares.

          The proceeds were used for general working capital purposes.

          On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company) purchased 165,000 shares, William Pagano (Director of the Company and President of the Company's wholly owned subsidiary, Universal Supply Group, Inc.), purchased 165,000 shares, and Rita Folger (a private investor who owns 9.42% of the Company) purchased 100,000 shares. The remaining 170,000 shares were purchased by a private investor who owns less than 5% of the Company.

          The Company has used substantially all of the proceeds from the private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares.

          The stock from the private placements cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and bear a legend to that effect.

          (b) RAL Acquisition

          On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL Supply Group, Inc. ("RAL") for a price of $2,447,061. The purchase was financed as follows:

          Borrowings on the Company's credit facility               $2,147,061
          5-Year unsecured notes issued by RAL
          Purchasing, Inc. to third parties, at annual rate of 9%      300,000
                                                                    ----------
          Total outlay                                              $2,447,061
                                                                    ==========
                                       -5-

          In connection with this acquisition, the Company's limit on its credit facility was increased by $1,500,000 to $13,500,000. All borrowings under the credit facility are collateralized by substantially all of the assets of the Company. In addition, the 5-year notes are guaranteed by the Company.

          RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL's products are marketed primarily to contractors, consumers, builders and the commercial sector. As a result of the acquisition, the Company is expecting to be one of the leading distributors of heating and cooling equipment and high-end plumbing fixtures in the market. The results of operations of RAL will be included in the consolidated results of operations from September 30, 2003.

(3) GOODWILL AND INTANGIBLES

          Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

          The Company has determined that Universal is a reporting unit.

          The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in "Other Intangibles" in the condensed consolidated balance sheet. The components of intangible assets are as follows:

         Acquired Intangible Assets
                                                         MARCH 31, 2003
                                                ------------------------------
                                                  Gross
                                                 Carrying        Accumulated
                                                  Amount         Amortization
                                                ---------        -------------
        Amortized intangible assets
          Covenants not to compete              $ 231,667         (156,250)
                                                =========         ========


(4) SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                     Three Months Ended
                                                ------------------------------
                                             MARCH 31,2003      MARCH 31, 2002
                                             -------------     ---------------
        Cash paid during the period for:
             Interest                            $129,887          $ 118,059
             Income taxes                               -          $   8,744

(5) COMPREHENSIVE INCOME (LOSS)

         The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

(6) NET LOSS PER COMMON SHARE

         Employee stock options totaling 223,900 and 280,600 for the three months ended March 31, 2003 and 2002, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock totaling 1,464,252 and 1,464,286 for the three months ended March 31, 2003 and 2002, respectively were not included in the net loss per share because their effects would have been anti-dilutive.

(7) STOCK OPTIONS

         The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model.

                                                           For the Three
                                                           Months Ended
                                                             March 31,

                                                          2003        2002
                                                     -----------   -----------
         Net loss, as reported                         $ (69,048)     (189,264)
          Less stock-based compensation
            expense determined under
             fair value method for all
             stock options, net of related
             income tax benefit                          (26,000)      (22,164)
                                                     -----------   -----------

         Pro forma net loss                              (95,048)     (211,428)

         Basic income (loss) per share, as reported        (.04)          (.12)
         Basic income (loss) per share, pro forma          (.06)          (.13)

         Diluted income (loss) per share, as reported      (.04)          (.12)
         Diluted income (loss) per share, pro forma        (.06)          (.13)

         In February 2003, the Company granted 104,000 options to six of the Board of Directors. The options, which are immediately exercisable, were issued at $.25 per share (which was not less than the fair market value on the date of the grant) and expire in ten years. No expense was recorded as a result.

(8) NEW ACCOUNTING PRONOUNCEMENTS

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

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after December 15, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, Statement No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

         In January 2003, the Company adopted the FASB's Emerging Issue Task Force (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc.). The consensus of the EITF establishes an overall presumption that the cash received from vendors is a reduction in the price of vendor's products and should be recognized accordingly as a reduction in the cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor's products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, "anticipates," "expects," "believes," "may," "intends," and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations - Three Months Ended March 31, 2003 and 2002

         The Company reported a net loss of $69,084 for the first quarter of 2003, as compared to a net loss of $189,264 in the 2002 quarter.

         Net sales of continuing operations increased $1,126,757. This increase primarily reflects an increase in sales to other wholesale distributors, favorable winter weather conditions and increased market penetration. Meanwhile, gross margins decreased by 1.1% to 29.5% due to sales increases to other wholesale distributors on selected products at lower gross margins, as well as overall product mix. Selling, general and administrative expenses increased by $247,452, primarily due to new hires relating to the overall increase in sales, as well as increased utility and maintenance expense related to the excessive snow and cold weather.

         Interest expense on continuing operations increased $14,639 in the 2003 quarter due primarily to the $2.5 million term loan assumed by Universal as a settlement of the Company's and Universal's guarantee of Atlantic's Credit line offset by a decrease in Universal's interest rate on all other borrowings under its secured line of credit, as a result of the same settlement agreement.

         The Company recorded a federal tax benefit of $82,742 for the first quarter of 2003 due to the receipt of tax refunds not previously accrued for. During the first quarter of 2002, the Company recorded no tax benefit as they were in a tax loss position.


Liquidity and Capital Resources

         As of March 31, 2003, the Company had $719,176 in cash and cash equivalents compared with $296,764 at December 31, 2002.

            Between December 31, 2002 and March 31, 2003, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

         Cash flows provided by operations were $784,243 during the three months ended March 31, 2003. Accounts receivable declined due to the fact that Universal's sales are typically lower in the first quarter than in the prior year's fourth quarter. Accounts payable increased due to increased inventory required to prepare for the second quarter air conditioning season and to the utilization of extended terms.

         Cash flows used in investing activities of $44,586 during the three months ended March 31, 2003 were due, primarily, to the purchase of property and equipment.

         The cash flows used in financing activities of $317,245 were for net repayments made on the credit facility of $309,523, as well as net repayments on notes payable of $7,722.

         On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The Company is not part of the Chapter 11 filing. The business of Atlantic is conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

         On November 21, 2002, the Company was released from its guarantees of the indebtedness (approximately $5.8 million) by Atlantic to the Company's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2.5 million as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         At March 31, 2003, amounts outstanding under the credit facility were $10,041,366, of which (i) $268,000 represents a term loan payable in 13 remaining equal monthly installments of approximately $21,000, and (ii) $2,450,000 represents a separate term loan payable in 56 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, 13 and 56 months respectively, the Bank can demand payment at any time.

         The Company believes that the credit facility is sufficient to finance its current operating needs.

         On September 30, 2003, the Company, through its newly formed, wholly owned subsidiary, RAL Purchasing, Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"). The purchase price was $2,447,061, funded by $2,147,061 of borrowings on the Company's credit facility and 5-year, 9% notes issued by RAL Purchasing, Inc. to third parties in the amount of $300,000. The 5-year notes are guaranteed by Universal. The Company's limit on its credit facility was increased by $1,500,000 to $13,500,000, as a result of the acquisition.

         The Company expects to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its credit facility and the issuance of stock through a private placement. On July 16, 2003, the Company completed a private placement pursuant to Regulation D of the Securities Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement were used for general working capital purposes.

Recent Accounting Pronouncements

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

         In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46 is effective for all new variable interest entities created or acquired after December 15, 2003. The Company does not believe that the adoption of FIN 46 will have any impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, statement No 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have any impact on the Company's financial position and results of operations.

         In January 2003, the Company adopted the FASB's Emerging Issue Task Force (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc.). The consensus of the EITF establishes an overall presumption that the cash received from vendors is a reduction in the price of vendor's products and should be recognized accordingly as a reduction in the cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor's products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates, as all borrowings under its credit facility bear interest based on the prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow by approximately $53,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2003. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The Company and its other operations are not part of the Chapter 11 filing. The business of Atlantic is today conducted by one employee, whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

              31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes- Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes- Oxley Act of 2002.

         b. Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 19, 2004            COLONIAL COMMERCIAL CORP.

                                      /S/ BERNARD KORN
                                      --------------------------------------
                                      Bernard Korn,
                                      Chairman of the Board and President

                                      /S/ JAMES W. STEWART
                                      --------------------------------------
                                      James W. Stewart,
                                      Executive Vice President and Treasurer