Form 10-Q
period 2003-06-30
COLONIAL COMMERCIAL CORP
filed 2004-02-25
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED JUNE 30, 2003 COMMISSION FILE NO. 1-6663


                            COLONIAL COMMERCIAL CORP.
               (Exact Name of Company as Specified in its Charter)


          NEW YORK                                   11-2037182
          --------                                   ----------
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

  120 NEW SOUTH ROAD, HICKSVILLE, NEW YORK               11801
  ----------------------------------------               -----
  (Address of Principal Executive Offices)             (Zip Code)

  Company's Telephone Number, Including Area Code:  516-681-4647
                                                    ------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                               No X
                               ----                            ----

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes                              No X
                               ---                             ----

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of January 21,2004.

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

      Item 1 -    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    June 30, 2003 (unaudited) and
                    December 31, 2002                                     1

                  Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2003
                    and 2002 (unaudited)                                  2

                  Condensed Consolidated Statements of Operations
                     Six Months Ended June 30, 2003
                     and 2002 (Unaudited)                                 3

                  Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003
                     and 2002 (unaudited)                                 4

                  Notes to Condensed Consolidated Financial
                     Statements (unaudited)                               5

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                    15

     Item 4 -     Controls and Procedures                                15

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                      16

     Item 6 -      Exhibits and Reports on Form 8-K                      16

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002


                Assets                                                              2003                    2002
                ------                                                              ----                    ----
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $       591,346               296,764
  Accounts receivable, net of allowance for doubtful accounts
    of $283,400 in 2003 and $265,000 in 2002, respectively                        5,378,426             5,186,893
  Inventory                                                                       6,353,074             5,730,224
  Prepaid expenses and other current assets                                         566,907               338,251
                                                                            ---------------             ---------
            Total current assets                                                 12,889,753            11,552,132
Property and equipment, net                                                         637,976               631,948
Goodwill                                                                          1,416,929             1,416,929
Other intangibles                                                                    65,000                85,833
                                                                            ---------------             ---------
                                                                            $    15,009,658            13,686,842
                                                                            ===============             =========
            Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                          $     3,491,732             2,446,886
  Accrued liabilities                                                             1,439,163             1,435,058
  Income taxes payable                                                                    -                40,230
  Borrowings under credit facility                                               10,545,064            10,350,889
  Notes payable - current portion                                                    30,888                30,889
                                                                            ---------------             ---------
            Total current liabilities                                            15,506,847            14,303,952
Notes payable, excluding current portion                                             72,961                64,775
                                                                            ---------------             ---------
            Total liabilities                                                    15,579,808            14,368,727
                                                                            ---------------             ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Redeemable convertible preferred stock, $.05 par value, liquidation preference of $7,321,260 at June 30, 2003
    and December 31, 2002, 2,468,860 shares
    authorized, 1,464,252 shares issued and outstanding
    at June 30, 2003 and December 31, 2002                                           73,213                73,213
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 1,603,794 shares issued and outstanding
    at June 30, 2003 and December 31, 2002                                           80,190                80,190
  Additional paid-in capital                                                      8,966,513             8,966,513
  Accumulated deficit                                                            (9,690,066)           (9,801,801)
                                                                            ---------------             ---------
            Total stockholders' deficit                                            (570,150)             (681,885)
                                                                            ---------------             ---------

                                                                            $    15,009,658            13,686,842
                                                                            ===============             =========


See accompanying notes to unaudited condensed consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                       2003                    2002
                                                                       ----                    ----
Net sales                                                       $   10,689,646              9,173,474
Cost of sales                                                        7,691,595              6,528,148
                                                                --------------                -------
     Gross profit                                                    2,998,051              2,645,326

Selling, general and administrative expenses, net                    2,704,544              2,600,333
                                                                --------------                -------
     Operating income                                                  293,507                 44,993

Interest income                                                            171                    552
Other income                                                            55,802                 55,257
Interest expense                                                      (147,883)              (147,226)
                                                                --------------                -------
    Income (loss) before income taxes                                  201,597                (46,424)

Income taxes                                                            20,778                  1,707
                                                                --------------                -------
   Net income (loss)                                            $      180,819                (48,131)
                                                                ==============                =======

Income (loss) per common share:
   Basic                                                        $         0.11                  (0.03)
   Diluted                                                                0.06                  (0.03)


Weighted average shares outstanding:
  Basic                                                              1,603,794              1,603,760
  Diluted                                                            3,068,046              1,603,760





See accompanying notes to unaudited condensedconsolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                       2003                  2002
Net sales                                                       $  19,047,329              16,404,400
Cost of sales                                                      13,583,834              11,548,052
                                                                -------------                --------
     Gross profit                                                   5,463,495               4,856,348

Selling, general and administrative expenses, net                   5,255,431               4,903,768
                                                                -------------                --------
     Operating Income (loss)                                          208,064                 (47,420)

Interest income                                                           324                   1,155
Other income                                                          139,807                  93,705
Interest expense                                                     (298,424)               (283,128)
                                                                -------------                --------
    Income (loss) before income taxes                                  49,771                (235,688)

Income taxes (recovery)                                               (61,964)                  1,707
                                                                -------------                --------
    Net income (loss)                                           $     111,735                (237,395)
                                                                =============                ========


Income (loss) per common share:
   Basic:                                                       $        0.07                   (0.15)
   Diluted                                                               0.04                   (0.15)

Weighted average shares outstanding:
  Basic                                                             1,603,794               1,603,760
  Diluted                                                           3,068,046               1,603,760





See accompanying notes to unaudited condensed consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                     2003               2002
                                                                     ----               ----
Cash flows from operating activities:
   Net income (loss)                                         $      111,735           (237,395)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Provision for doubtful accounts                             89,425             49,467
         Depreciation                                                94,495             77,277
         Amortization of intangibles                                 20,833             22,034
         Changes in assets and liabilities:
               Accounts receivable                                 (280,958)          (458,248)
               Inventory                                           (622,850)           206,228
               Prepaid expenses and other current assets           (228,656)          (120,002)
               Accounts payable                                   1,044,846          1,081,552
               Investment securities - trading                            -            122,506
               Accrued liabilities                                    4,105            (64,474)
               Income taxes payable                                 (40,230)            (4,037)
               Deferred compensation                                      -           (122,506)
                                                                ------------     --------------
               Net cash provided by operating activities            192,745            552,402
                                                                ------------     --------------

Cash flows from investing activities:
    Payment for acquisition of Goldman Associates                         -           (100,000)
    Additions to property and equipment                            (100,523)           (41,356)
                                                                ------------     --------------
               Net cash used in investing activities               (100,523)          (141,356)
                                                                ------------     --------------

Cash flows from financing activities:
    Payments on notes payable                                       (16,286)           (80,126)
    Issuance of notes payable                                        24,471
    Net repayments under credit facility                            194,175           (209,387)
                                                                ------------     --------------
               Net cash provided by (used in) financing activities  202,360           (289,513)
                                                                ------------     --------------
Increase in cash and cash equivalents                               294,582            121,533
Cash and cash equivalents - beginning of period                     296,764            576,514
                                                                ------------     --------------
Cash and cash equivalents - end of period                    $      591,346            698,047
                                                                ============     ==============




See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                  June 30, 2003
                                   (Unaudited)

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

         The Company has one continuing industry segment - wholesale distribution of heating, ventilation and air conditioning.

         Inventory is comprised of finished goods.

 (2)     SUBSEQUENT EVENT
         ----------------
          (a)   Private Placement

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

                  On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company) purchased 165,000 shares, William Pagano (Director of the Company and President of the Company's wholly owned subsidiary, Universal Supply Group, Inc.), purchased 165,000 shares, and Rita Folger (a private investor who owns 9.42% of the Company) purchased 100,000 shares.The remaining 170,000 shares were purchased by a private investor who owns less than 5% of the Company.

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

            (b)   RAL Acquisition

                  On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL Supply Group, Inc. ("RAL") for a price of $2,447,061. The purchase was financed as follows:


                  Borrowings on the Company's credit facility               $  2,147,061

                  5-Year unsecured notes issued by RAL
                  Purchasing, Inc. to third parties, at annual rate of 9%        300,000
                                                                               ---------

                  Total outlay                                              $  2,447,061
                                                                               =========

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

(3)      GOODWILL AND INTANGIBLES
         ------------------------
         Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

         The Company has determined that Universal is a reporting unit.

         The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in "Other Intangibles" in the condensed consolidated balance sheet. The components of intangible assets are as follows:


         Acquired Intangible Assets
                                                      JUNE 30, 2003
                                                      -------------
                                               GROSS
                                               CARRYING         ACCUMULATED
                                               AMOUNT           AMORTIZATION
                                               ------           ------------
        Amortized intangible assets
          Covenants not to compete            $ 231,667         (166,667)
                                                =======          =======



 (4)     SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         The following is supplemental information relating to the consolidated statements of cash flows:

                                                    SIX MONTHS ENDED
                                             JUNE 30, 2003       JUNE 30, 2002
                                             -------------       -------------
        Cash paid during the period for:
             Interest                        $   261,290         $ 246,439
             Income taxes                    $        -          $   8,744

(5)      COMPREHENSIVE INCOME (LOSS)
         ---------------------------

         The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

(6)      NET INCOME (LOSS) PER COMMON SHARE
         ----------------------------------
         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                     Six Months Ended                    Three Months Ended
                                                          June 30,                           June 30,
                                                   2003             2002            2003                2002
                                                   ----             ----            ----                ----

Net  income (loss)  numerator                    $111,735       $ (237,395)        $180,819          $(48,131)
                                                  =======          =======          =======            ======

Weighted average common
   shares (denominator for
   basic income per share)                      1,603,794         1,603,760       1,603,794          1,603,760
Effect of dilutive securities:
  Convertible preferred stock                   1,464,252                 -       1,464,252                  -
                                                ---------  ----------------       ---------  -----------------
Weighted average common
   and potential common
   shares outstanding
   (denominator for diluted
   Income per share)                            3,068,046         1,603,760       3,068,046          1,603,760
                                                =========         =========       =========          =========

Basic  income(loss)  per share                      $0.07          $ (0.15)           $0.11           $ (0.03)
                                                     ====          =======             ====              =====

Diluted income (loss)  per share                    $0.04          $ (0.15)           $0.06           $ (0.03)
                                                     ====          =======             ====              =====


         Employee stock options totaling 229,300 for the three and six months ended June 30, 2003, and 281,400 and 281,000 for the three and six months ended June 30, 2002, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

(7)      STOCK OPTIONS
         -------------
         The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net income, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model.



                                                            For the Six             For the Three
                                                           Months Ended              Months Ended
                                                             June 30,                  June 30,
                                                     2003             2002            2003          2002
                                                     ----           ---------       -------     ---------
Net income (loss), as reported                    $  111,735         (237,395)      180,819      (48,131)
 Less stock-based compensation
   expense determined under
    fair value method for all
    stock options, net of related
    income tax benefit                               (26,000)         (22,164)
                                                  ----------       ----------      -----------  ----------
                                                                                   -            -

Pro forma net income (loss)                           85,735         (259,559)      180,819      (48,131)

Basic income (loss)  per share, as reported            .07             (.15)            .11        (.03)
Basic income (loss) per share, pro forma               .05             (.16)            .11        (.03)

Diluted income (loss)  per share, as reported          .04             (.15)            .06        (.03)
Diluted income (loss) per share, pro forma             .03             (.16)            .06        (.03)



         In February 2003, the Company granted 104,000 options to six of the Board of Directors. The options, which are immediately exercisable, were issued at $.25 per share (which was not less than the fair market value on the date of the grant) and expire in ten years. No expense was recorded as a result.

(8)      NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

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

Results of Operations - Three Months Ended June 30, 2003 and 2002

         The Company reported net income of $180,819 for the three months ended June 30, 2003, as compared to a net loss of $48,131 in the 2002 quarter.

         Net sales increased $1,516,172. This increase primarily reflects an increase in sales to other wholesale distributors, favorable winter weather conditions and increased market penetration. Gross margins on sales during the same period decreased by 0.8% to 28.0%, due to sales increases to other wholesale distributors on selected products at lower gross margins, as well as overall product mix. Selling, general and administrative expenses increased $104,211 primarily due to new hires relating to the overall increase in sales, offset by the fact that the second quarter of 2002 had $157,272 of non-recurring professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

         Interest expense remained unchanged due to the fact that, while prime rates decreased and Universal's borrowing rate on its revolving line of credit decreased, Universal's total borrowings have increased due primarily to the $2.5 million term loan assumed by Universal on November 21, 2002 (see Liquidity and Capital Resources, below for further details).

         During the second quarter of 2003, the Company recorded a state tax provision of $20,778, as compared to the second quarter of 2002, when the Company recorded a state tax provision of $1,707.

Results of Operations - Six Months Ended June 30, 2003 and 2002

         The Company reported net income of $111,735 for the first half of 2003, as compared to a net loss of $237,395 in the prior year.

         Net sales increased $2,642,929, as a result of an increase in sales to other wholesale distributors, favorable winter weather conditions and increased market penetration. Gross margins decreased 0.9% to 28.7% due to sales increases to other wholesale distributors on selected products at lower gross margins, as well as overall product mix. Selling, general and administrative expense increased $351,663, primarily due to new hires relating to the overall increase in sales, offset by the fact that the second quarter of 2002 had $157,272 of non-recurring professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

         Interest expense increased $15,296 mainly due primarily to the $2.5 million term loan assumed by Universal on November 21, 2002 (see Liquidity and Capital Resources below for further details), offset by the fact that prime rates decreased and Universal's borrowing rate on its revolving line of credit decreased.

         The Company recorded a state tax provision of $29,407 and a federal tax benefit of $91,371 for the six months ended June 30, 2003, as compared to the first half of 2002, when the Company recorded a state tax provision of $1,707.

Liquidity and Capital Resources

         As of June 30, 2003, the Company had $591,346 in cash and cash equivalents compared with $296,764 at December 31, 2002.

         Between December 31, 2002 and June 2003, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

         Cash flows provided by operations were $192,745 during the six months ended June 30, 2003. Accounts payable increased due primarily to increased inventory purchases resulting from an overall increase in sales. The increase in accounts payable was offset by the corresponding increase in inventory, as well as an increase in accounts receivable. Accounts receivable increased due to an increase in sales in the second quarter of 2003 and timing of customer payments.


         Cash flows used in investing activities of $100,523 during the six months ended June 30, 2003 were due to the purchase of property and equipment.

         The cash flows provided by financing activities of $202,360 were for net borrowings on the credit facility of $194,175, as well as net borrowings on notes payable of $8,185.

         On January 28, 2002, Atlantic, a wholly owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The Company is not part of the Chapter 11 filing. The business of Atlantic is conducted by one employee whose sole function is to collect on accounts receivables for the benefit of Atlantic's creditors, and the company does not believe that Atlantic will emerge from the reorganization with any value for the Company.


         On November 21, 2002, the Company was released from its guarantees of the indebtedness (approximately $5.8 million) by Atlantic to the Company's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2.5 million as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         At June 30, 2003, amounts outstanding under the credit facility were $10,545,064, of which, (i) $205,000 represents a term loan payable in 10 remaining equal monthly installments of approximately $21,000 and (ii) $2,380,000 represents a separate term loan payable in 53 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, 10 and 53 months, respectively, the Bank can demand payment at any time.

         The Company believes that the credit facility is sufficient to finance its current operating needs.

         On September 30, 2003, the Company, through its newly formed, wholly owned subsidiary, RAL Purchasing, Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"). The purchase price was $2,447,061, funded by $2,147,061 of borrowings on the Company's credit facility and

5-year, 9% notes issued by RAL Purchasing, Inc. to third parties in the amount of $300,000. The 5-year notes are guaranteed by the Company. The Company's limit on its credit facility was increased by $1,500,000 to $13,500,000, as a result of the acquisition.

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates, as all borrowings under its credit facility bear interest based on that prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow by approximately $52,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2003. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

         The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         ------------------------------------------------

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

(b)      CHANGES IN INTERNAL CONTROLS
         ----------------------------

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

               None
                                      -16-

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


Dated:   February 19, 2004         COLONIAL COMMERCIAL CORP.

                                   /S/ BERNARD KORN
                                   ----------------
                                   Bernard Korn,
                                   Chairman of the Board and President

                                   /S/ JAMES W. STEWART
                                   ----------------
                                   James W. Stewart,
                                   Executive Vice President and Treasurer