Form 10-Q
period 2003-09-30
COLONIAL COMMERCIAL CORP
filed 2004-02-25
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMMISSION FILE NO. 1-6663


                            COLONIAL COMMERCIAL CORP.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)


             NEW YORK                                 11-2037182
  -------------------------------      ----------------------------------------
  (State or Other Jurisdiction of      (I.R.S.  Employer Identification Number)
  Incorporation or Organization)

     120 NEW SOUTH ROAD, HICKSVILLE, NEW YORK                  11801
     -----------------------------------------               ----------
     (Address of Principal Executive Offices)                (Zip Code)

    Company's Telephone Number, Including Area Code:  516-681-4647
                                                      ------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes        No X
                                                  -

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        No X
                                                  -

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of January 21, 2004

            Common Stock, par value $.05 per share - 2,405,794 shares Convertible Preferred Stock, par value $.05 per share - 1,464,252 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    September 30, 2003 (unaudited) and
                    December 31, 2002                                    1

                  Condensed Consolidated Statements of Operations
                    Three Months Ended September 30, 2003
                    and 2002 (unaudited)                                 2

                  Condensed Consolidated Statements of Operations
                     Nine months Ended September 30, 2003
                     and 2002 (unaudited)                                3

                  Condensed Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 2003
                     and 2002 (unaudited)                                4

                  Notes to Condensed Consolidated Financial
                     Statements (unaudited)                              5

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       12

     Item 3 -     Quantitative and Qualitative Disclosures About
                    Market Risk                                         16

     Item 4 -     Controls and Procedures                               16

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                     17

     Item 6 -      Exhibits and Reports on Form 8-K                     17

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002

                      Assets                                                2003           2002
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                             $    487,897         296,764
  Accounts receivable, net of allowance for doubtful accounts
    of $355,000 in 2003 and $265,000 in 2002, respectively                 6,022,050       5,186,893
  Inventory                                                                9,876,706       5,730,224
  Prepaid expenses and other current assets                                  774,426         338,251
                                                                        ------------    ------------
            Total current assets                                          17,161,079      11,552,132
Property and equipment, net                                                1,515,873         631,948
Goodwill                                                                   1,628,133       1,416,929
Other intangibles                                                             64,584          85,833
                                                                        ------------    ------------
                                                                        $ 20,369,669      13,686,842
                                                                        ============    ============
            Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                      $  5,999,835       2,446,886
  Accrued liabilities                                                      1,566,884       1,435,058
  Income taxes payable                                                        72,208          40,230
  Borrowings under credit facility                                        12,291,883      10,350,889
  Notes payable - current portion                                             30,889          30,889
                                                                        ------------    ------------
            Total current liabilities                                     19,961,699      14,303,952
Notes payable, excluding current portion                                     411,861          64,775
                                                                        ------------    ------------
            Total liabilities                                             20,373,560      14,368,727
                                                                        ------------    ------------

Commitments and contingencies

Stockholders' (deficit):
  Redeemable convertible preferred stock, $.05 par value,
    liquidation preference of $7,321,260 at September 30,
    2003 and December 31, 2002, 2,468,860 shares
    authorized, 1,464,252 shares issued and outstanding
    at September 30, 2003 and December 31, 2002                               73,213          73,213
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 2,405,794 and 1,603,794 shares issued
    and outstanding at September 30, 2003 and
    December 31, 2002                                                        120,290          80,190
  Additional paid-in capital                                               9,167,013       8,966,513
  Accumulated deficit                                                     (9,364,407)     (9,801,801)
                                                                        ------------    ------------
            Total stockholders' deficit                                       (3,891)       (681,885)
                                                                        ------------    ------------

                                                                        $ 20,369,669      13,686,842
                                                                        ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002

                                                     (Unaudited)

                                                        2003            2002
                                                    ------------    ------------
Net sales                                           $ 11,321,632      10,591,830
Cost of sales                                          8,097,564       7,690,627
                                                    ------------    ------------
     Gross profit                                      3,224,068       2,901,203

Selling, general and administrative expenses, net      2,841,206       2,730,264
                                                    ------------    ------------
     Operating income                                    382,862         170,939

Interest income                                              370             348
Other income                                             134,410         140,777
Interest expense                                        (149,182)       (153,868)
                                                    ------------    ------------
    Income before income tax expense                     368,460         158,196

Income tax expense                                        42,801          15,802
                                                    ------------    ------------
   Net income                                       $    325,659         142,394
                                                    ============    ============

Income per common share:
   Basic                                            $       0.14            0.09
   Diluted                                                  0.08            0.05


Weighted average shares outstanding:
  Basic                                                2,292,468       1,603,794
  Diluted                                              3,881,522       3,068,046



See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                           2003              2002
                                                       ------------    ------------
Net sales                                              $ 30,368,961      26,996,230
Cost of sales                                            21,681,398      19,238,679
                                                       ------------    ------------
     Gross profit                                         8,687,563       7,757,551

Selling, general and administrative expenses, net         8,096,637       7,634,032
                                                       ------------    ------------
     Operating income                                       590,926         123,519

Interest income                                                 694           1,503
Other income                                                274,217         234,482
Interest expense                                           (447,606)       (436,996)
                                                       ------------    ------------
    Income (loss) before income tax expense                 418,231         (77,492)

Income tax expense (recovery)                               (19,163)         17,509
                                                       ------------    ------------
    Net income (loss)                                  $    437,394         (95,001)
                                                       ============    ============


Income (loss) per common share:
   Basic:                                              $       0.24           (0.06)
   Diluted                                                     0.13           (0.06)

Weighted average shares outstanding:
  Basic                                                   1,833,352       1,603,771
  Diluted                                                 3,339,205       1,603,771


See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                           2003           2002
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                   $   437,394        (95,001)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Provision for doubtful accounts                                   157,547         81,166
         Depreciation                                                      147,954        116,500
         Amortization of intangibles                                        31,249         32,450
         Changes in assets and liabilities, net of the effects
           of acquisitions:
                Accounts receivable                                       (409,418)      (284,424)
                Inventory                                               (1,863,962)       286,048
                Prepaid expenses and other current assets                 (305,126)       (18,251)
               Accounts payable                                          2,237,001        841,601
               Investment securities - trading                                --          122,506
               Accrued liabilities                                         (64,892)      (131,808)
               Income taxes payable                                         31,978         (5,515)
               Deferred compensation                                          --         (122,506)
                                                                       -----------    -----------
                Net cash provided by operating activities                  399,725        822,766
                                                                       -----------    -----------
Cash flows from investing activities:
    Cash acquired in the acquisition of RAL Supply Group, Inc.               3,575           --
    Payment for acquisition of Goldman Associates                             --         (670,981)
    Additions to property and equipment                                   (293,788)       (67,754)
                                                                       -----------    -----------
               Net cash used in investing activities                      (290,213)      (738,735)
                                                                       -----------    -----------
Cash flows from financing activities:
    Payments on notes payable                                              (26,554)      (238,668)
    Issuance of notes payable                                               73,642         75,396
    Net repayments under credit facility                                  (206,067)       109,008
    Proceeds from issuance of common stock                                 240,600           --
                                                                       -----------    -----------
               Net cash provided by (used in) financing
                 activities                                                 81,621        (54,264)
                                                                       -----------    -----------
Increase in cash and cash equivalents                                      191,133         29,767
Cash and cash equivalents - beginning of period                            296,764        576,514
                                                                       -----------    -----------
Cash and cash equivalents - end of period                              $   487,897        606,281
                                                                       ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                               September 30, 2003
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results that may be achieved for the full year.

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

(2) SUBSEQUENT EVENT

     (a) Private Placement

         On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The

         Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company) purchased 165,000 shares, William Pagano (Director of the Company and President of the Company's wholly owned subsidiary, Universal Supply Group, Inc. ("Universal")), purchased 165,000 shares, and Rita Folger (a private investor who owns 9.42% of the Company) purchased 100,000 shares. The remaining 170,000 shares were purchased by a private investor who owns less than 5% of the Company.

         The Company has used substantially all of the proceeds from the private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares.

         The stock from the private placement cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and bear a legend to that effect.

(3) PRIVATE PLACEMENT

         On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of common stock at $0.30 per share. Bernard Korn (Chairman and President of the Company) purchased 167,000 shares, James W. Stewart, (Executive Vice President and Director of the Company) purchased 100,000 shares, William Pagano (Director of the Company and President of the Company's wholly owned subsidiary, Universal Supply Group, Inc.), purchased 335,000 shares, Jack Rose (Director of the Company) purchased 50,000 shares and Rita Folger (a private investor who owns 6.86% of the Company) purchased 150,000 shares. The proceeds of the private placement were used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and bear a legend to that effect.

(4) RAL ACQUISITION

         On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL Supply Group, Inc. ("RAL") for a price of $2,447,061. The purchase was financed as follows:

              Borrowings on the Company's credit facility       $ 2,147,061

              5-Year unsecured notes issued by RAL
              Purchasing, Inc. to third parties, at annual
              rate of 9%                                            300,000
                                                                -----------
              Total outlay                                      $ 2,447,061
                                                                ===========

         In connection with this acquisition, the Company's limit on its credit facility was increased by $1,500,000 to $13,500,000. All borrowings under the credit facility are collateralized by substantially all of the assets of the Company. In addition, the 5-year notes are guaranteed by the Company.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                              At September 30, 2003

         Current assets                                         $ 3,000,430
         Property, plant and equipment                              738,092
         Goodwill                                                   211,204
         Covenant not to compete                                     10,000
                                                                -----------
                  Total assets acquired                           3,959,726

         Current liabilities
                 Total liabilities assumed                        1,512,665
                                                                 ----------
                 Net assets acquired                             $2,447,061
                                                                 ==========

         Presented below are the pro forma financial results prepared under the assumption that the acquisition of RAL had been completed at the beginning of fiscal year 2002.

                              Nine Months Ended                   Three Months Ended
(in 000's except       September 30,     September 30,      September 30,      September 30,
for EPS for data)         2003                2002              2003               2002
                          ----               ----              ----               ----
Net Sales                $37,355               35,645         13,809              13,385
Operating Income             963                  636            440                 389
Net Income                   746                  297            407                 320

Earnings per share
   Basic                 $   .41                  .19            .18                 .20
   Diluted               $   .22                  .10            .10                 .10


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

(5) GOODWILL AND INTANGIBLES

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

         The Company has determined that Universal and RAL are reporting units. Goodwill activity for these reporting units is as follows:



         Balance at December 31, 2002           $ 1,416,929

         Additions to goodwill
         RAL Purchasing, Inc.
                                                    211,204
                                                -----------
         Balance at September 30, 2003          $ 1,628,133
                                                ===========

         The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in "Other Intangibles" in the condensed consolidated balance sheet. The components of intangible assets are as follows:

         Acquired Intangible Assets
                                                 September 30, 2003
                                             --------------------------
                                               Gross
                                              Carrying     Accumulated
                                               Amount      Amortization
                                             -----------    -----------
        Amortized intangible assets
          Covenants not to compete            $ 241,667      (177,083)
                                              =========      ========




(6) SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                    Nine Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------
        Cash paid during the period for:
             Interest                       $ 391,942             $ 382,829
             Income taxes                   $       -              $ 23,024

         During the nine months ended September 30, 2003, the Company financed $2,447,061 of debt incurred in connection with the acquisition of RAL (note 3).


         During the nine months ended September 30, 2002, the Company converted 34 shares of convertible preferred stock, which were converted to a similar number of common shares.

         (7) COMPREHENSIVE INCOME (LOSS)

         The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

(8) NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                    Nine Months Ended                     Three Months Ended
                                                      September 30,                          September 30,
                                                  2003            2002                 2003               2002

Net income (loss)  numerator                $  437,394              (95,001)           325,659              142,394
                                            ==========            =========         ==========           ==========
Weighted average common
   shares (denominator for
   basic income per share)                   1,833,352            1,603,771          2,292,468            1,603,794
Effect of dilutive securities:
  Convertible preferred stock                1,464,252                 --            1,464,252            1,464,252
  Employee stock options                        41,601                 --              124,802                 --
                                            ----------            ---------         ----------           ----------
Weighted average common
   and potential common
   shares outstanding
   (denominator for diluted
   Income per share)                         3,339,205            1,603,771          3,881,522            3,068,046
                                            ==========            =========         ==========           ==========

Basic income (loss) per share                     0.24                (0.06)              0.14                 0.09
                                            ==========            =========         ==========           ==========

Diluted  income (loss) per share                  0.13                (0.06)              0.08                 0.05
                                            ==========            =========         ==========           ==========


(9) STOCK OPTIONS

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

                                                         For the Nine              For the Three
                                                         Months Ended              Months Ended
                                                         September 30,             September 30,

                                                     2003           2002          2003         2002
                                                  -----------    ----------    ----------   ----------
Net income (loss), as reported                    $   437,394       (95,001)      325,659      142,394
 Less stock-based compensation
   expense determined under
   fair value method for all
   stock options, net of related
   income tax benefit                                 (26,000)      (22,164)           --           --
                                                  -----------    ----------    ----------   ----------
Pro forma net income                                  411,394      (117,165)      325,659      142,394

Basic income (loss)  per share, as reported               .24          (.06)          .14          .09
Basic income (loss)  per share, pro forma                 .22          (.07)          .14          .09

Diluted income (loss) per share, as reported              .13          (.06)          .08          .05
Diluted income  (loss) per share, pro forma               .12          (.07)          .08          .05


         In February 2003, the Company granted 104,000 options to six of the Board of Directors. The options, which are immediately exercisable, were issued at $.25 per share (which was not less than the fair market value on the date of the grant) and expire in ten years. No expense was recorded as a result.

(10) NEW ACCOUNTING PRONOUNCEMENTS

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

Results of Operations - Three Months Ended September 30, 2003 and 2002

         The Company reported net income of $325,659 for the three months ended September 30, 2003, as compared to net income of $142,394 in the 2002 quarter.

         Net sales increased $729,802. This increase primarily reflects an increase in sales to other wholesale distributors and increased market penetration. Gross margins on sales during the same period increased by 1.1% to 28.5%, due to overall product mix. Selling, general and administrative expenses increased $110,942 primarily due to increased personnel, offset by the fact that the third quarter of 2002 had $178,873 of non-recurring professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

         Interest expense decreased $4,686 due primarily to the fact that prime rates decreased and Universal's borrowing rate on its revolving line of credit decreased, partially offset by the interest incurred on the $2.5 million term loan assumed by Universal on November 21, 2002 (see Liquidity and Capital Resources below for further details).

         During the third quarter of 2003, the Company recorded a state tax provision of $42,801, as compared to the third quarter of 2002, when the Company recorded a state tax provision of $15,802.

Results of Operations - Nine Months Ended September 30, 2003 and 2002

         The Company reported net income of $437,394 for the third quarter of 2003, as compared to a net loss of $95,001 in the prior year.

         Net sales increased $3,372,731, as a result of an increase in sales to other wholesale distributors, favorable winter weather conditions and increased market penetration. Gross margins remained relatively even at 28.6%. Selling, general and administrative expense increased $462,605 primarily due to increased personnel, offset by the fact that the nine months ended September 30, 2002 had $344,385 of non-recurring professional and other fees relating to the Company's secured credit line and its guarantee of the credit line obligations of Atlantic.

         Interest expense increased $10,610 mainly due primarily to the $2.5 million term loan assumed by Universal on November 21, 2002 (see Liquidity and Capital Resources below for further details), offset by the fact that prime rates decreased and Universal's borrowing rate on its revolving line of credit decreased.

         The Company recorded a state tax provision of $72,208 and a federal tax benefit of $91,371 for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, when the Company recorded a state tax provision of $17,509.

Liquidity and Capital Resources

         As of September 30, 2003, the Company had $487,897 in cash and cash equivalents compared with $296,764 at December 31, 2002.

            Between December 31, 2002 and September 30, 2003, the only material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations was that the borrowings on the credit line increased by $1,940,994, primarily due to the acquisition of RAL (see further details below).

            Cash flows provided by operations were $399,725 during the nine months ended September 30, 2003. Accounts payable increased due primarily to increased inventory purchases resulting from an overall increase in sales. The increase in accounts payable was offset by the corresponding increase in inventory, as well as an increase in accounts receivable. Accounts receivable increased due to an increase in sales in the third quarter of 2003 and timing of customer payments.

            Cash flows used in investing activities of $290,213 during the nine months ended September 30, 2003 were due to purchases of property and equipment totaling $293,788 less $3,575 cash acquired. On September 30, 2003, the Company, through its newly formed, wholly owned subsidiary, RAL Purchasing, Inc., purchased substantially all of the assets and certain liabilities of RAL Supply Group, Inc. ("RAL"). The purchase price of $2,447,061 paid at closing was funded by $2,147,061 of borrowings on the Company's credit facility, and 5-year, 9% notes issued by RAL Purchasing, Inc. to a third party in the amount of $300,000. The 5-year notes are guaranteed by the Company. The Company's limit on its credit facility was increased by $1,500,000 to $13,500,000, as a result of the acquisition.

           The cash flows provided by financing activities of $81,621 were from net repayments on the credit facility of $206,067, net repayments on notes payable of $47,088 and the proceeds of the issuance of stock through a private placement. On July 16, 2003, the Company completed a private placement pursuant to Regulation D of the Securities Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of Common Stock at $0.30 per share. The stock was sold to officers and directors of the Company and one private investor. The proceeds of the private placement were used for general working capital purposes.

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

         On November 21, 2002, the Company released from its guarantees of the indebtedness (approximately $5.8 million) by Atlantic to the Company's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2.5 million as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

         At September 30, 2003, amounts outstanding under the credit facility were $12,291,883, of which, (i) $142,000 represents a term loan payable in 7 remaining equal monthly installments of approximately $21,000 and (ii) $2,280,000 represents a separate term loan payable in 50 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, 7 and 50 months, respectively, the Bank can demand payment at any time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow by approximately $60,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2003. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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