Form 10-K
period 2003-12-31
COLONIAL COMMERCIAL CORP
filed 2004-05-14
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NO. 1-6663

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

        Registrant's Telephone Number, Including Area Code: 516-681-4647
                                                            ------------

           Securities Registered Pursuant to Section 12(b) of the Act:

     TITLE OF CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
     --------------                       ------------------------------------
         None                                    NASD BULLETIN BOARD

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $3,242,693 as of April 29, 2004.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The number of shares outstanding of Registrant's Common Stock and Convertible Preferred Stock as of April 29, 2004.

                                                                OUTSTANDING
                                                                -----------
           Common Stock $.05 par value                           3,006,018
           Convertible Preferred Stock $.05 par value              871,362

           Documents Incorporated by Reference

                                      None

                                     PART I.
Forward-looking Statements

This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words "anticipates," "expects," "believes," "may," "intends" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, the availability of financing, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

Item 1 Business

         (a) The Company

         Colonial Commercial Corp. (the "Company" or "Registrant" or "Colonial") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Registrant," "Company" or "Colonial" refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company's operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc., ("Universal"), RAL Supply Group, Inc. ("RAL") and American Universal Supply, Inc. ("American"). The business operations of the Company are described below under "Narrative Description of Business."

         (b) General Business Developments

         In September 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL for approximately $2,500,000. RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL's products are marketed primarily to contractors, consumers, builders and the commercial sector. As a result of the acquisition, the Company is expecting to be one of the leading distributors of heating and cooling equipment and high-end plumbing fixtures in the market.

         In July 2003 and February 2004, the Company completed two private placements in which it issued an aggregate of 1,402,000 shares of common stock for a total sale price of $600,600. Approximately $ 245,000 of the proceeds were used for general working capital purposes. Substantially all of the balance was used to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares.

         (c) Financial Information About Industry Segments

         The Company has one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and high-end plumbing fixtures.

         (d) Narrative Description of Business

         Heating, Ventilation And Air Conditioning

         The Company, through its Universal, RAL and American subsidiaries, is a distributor of heating, ventilation and air conditioning equipment (HVAC), climate control systems and high-end plumbing supplies. The Company's products are marketed primarily in New Jersey and New York, through 17 locations, to HVAC and plumbing contractors, who, in turn, sell such products to residential, commercial and industrial customers. No product accounted for 15% or more of consolidated revenues during 2003, 2002 and 2001.

         The Company had approximately 5,000 customers in 2003. No customer accounted for more than 2% of consolidated net sales in 2003. The Company believes that the loss of any one customer would not have a material adverse effect on its business.

         The Company does not manufacture or assemble, except for custom designed control panels and it has no patent or intellectual property rights with respect to any products. The Company has no significant backlog of orders placed by customers.

         The Company purchases products from approximately 400 suppliers. The Company has agreements with two key equipment suppliers either on an exclusive or non-exclusive basis. Certain other distribution agreements contain provisions that restrict or limit the sale of competitive products in markets served. In 2003, two suppliers accounted for 47% of the Company's purchases. The loss of these suppliers could have a material adverse effect on its business for a short-term period. The Company believes that the loss of any one of its other suppliers would not have a material adverse effect on its business. The Company is also party to an inventory control agreement, which provides for a consignment of certain inventory.

         The Company's business is affected by significant outdoor temperature swings. Sales typically increase during peak heating and cooling demand periods. Accordingly, sales are usually significantly lower during the first quarter of the calendar year and increase through the remaining quarters.

         The Company carries general liability, comprehensive property damage, workers compensation and product liability insurance, as well as other insurance coverage the Company considers adequate for presentation of its assets and operations.

         The Company's business operates in a highly competitive environment in its geographical region. The Company competes with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition is based upon product availability, customer service, price and quality. The Company maintains a competitive edge by providing in-house training, technical sales support to its customers and experienced personnel at its point-of-sale locations.

Other Matters

         As of December 31, 2003, the Company had 135 non-union full-time employees. The Company believes its employee relations are satisfactory.

         (e) Financial Information About Geographic Areas

         The Company has no foreign operations and all sales, during the last three years, are to customers located in the United States, primarily in New Jersey and New York.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 120 New South Road, Hicksville, New York 11801 in approximately 440 square feet of space.

         Universal maintains an office and warehouse in Hawthorne, New Jersey and additional warehouses in Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Rochelle Park, New Jersey, New Hampton, New York and Willow Grove, Pennsylvania, occupying approximately 164,500 square feet under leases expiring from 2004 to 2009, subject to renewal options, at current aggregate annual rentals of approximately $1,151,000.

         RAL maintains showrooms and warehouses at Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie and Suffern, New York, occupying approximately 81,000 square feet under leases expiring in 2008, subject to renewal options, at current aggregate annual rentals of approximately $643,000.

         American maintains showrooms and warehouses at Elmsford and Hicksville, New York, occupying approximately 48,270 square feet under leases expiring in 2005 and 2012, respectively, at current aggregate annual rentals of approximately $393,000.

         The Registrant's premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2003, the Company leases all its facilities.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

              No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

         From July 11, 2002 through December 31, 2003, the Company's common stock was traded on the Over the Counter (OTC) - Pink Sheets market. From January 1, 2001 through June 9, 2002, the Company's common stock and convertible preferred stock were traded on the NASDAQ small capitalization automated quotation system. The following table sets forth the quarterly high and low bid prices during 2003 and 2002. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

                               Common Stock                      Convertible Preferred Stock
                            High            Low                  High                    Low
2003
First Quarter              $   .15            0               Not Available         Not Available
Second Quarter                 .15          .10               Not Available         Not Available
Third Quarter                  .98          .50                    .50                    .35
Fourth Quarter                1.05          .13                    .60                    .55

2002

First Quarter              $   .84          .25                  2 .06                    .88
Second Quarter                 .50          .28                   1.94                   1.63
Third Quarter                  .13          .03                Not Available          Not Available
Fourth Quarter                 .13          .09                Not Available          Not Available


(b) Approximate number of common and convertible preferred stockholders:

                                                      Approximate Number of
                                                         Record Holders
 Title of Class                                         (April 29, 2004)
 ---------------                                      --------------------

Common stock par value $.05 per share                         494
Convertible preferred stock par value $.05 per share        1,315

(c) Dividends

             The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                    YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------
                                     2003                 2002                2001               2000                 1999
                                --------------      --------------      --------------      --------------      --------------
Sales                           $   44,671,136          36,998,800          31,080,398 (1)      32,342,160(1)(2)    16,592,423(1)(3)
                                --------------      --------------      --------------      --------------      --------------
Operating income                     1,296,597             226,567             519,860             (58,036)            209,572
                                --------------      --------------      --------------      --------------      --------------
Income (loss) from continuing
  operations                         1,320,263            (106,310)         (1,610,810)         (1,323,627)           (118,492)

Income (loss) from operations of
  discontinued segment                     --            3,300,695 (4)      (6,098,023)         (2,977,916)          1,025,529

Income (loss) on disposal of
discontinued operation                     --                  --              106,509          (3,731,654)                --
                                --------------      --------------      --------------      --------------      --------------
Income (loss) on discontinued
operation                                  --            3,300,695          (5,991,514)         (6,709,570)          1,025,529

           Net income           $    1,320,263           3,194,385          (7,602,324)         (8,033,197)            907,037
                                ==============      ==============      ==============      ==============      ==============
Income (loss) per common share:
 Basic:
  Continuing operations         $          .67               (0.07)              (1.00)              (0.86)              (0.08)

  Income (loss) on discontinued
   operation                               --                 2.06               (3.74)              (4.35)               0.68
                                --------------      --------------      --------------      --------------      --------------
  Net income (loss) per common
   share                        $          .67                1.99               (4.74)              (5.21)               0.60
                                ==============      ==============      ==============      ==============      ==============
 Diluted:
   Continuing operations        $          .38               (0.07)              (1.00)              (0.86)              (0.08)

   Income (loss) on discontinued
    operation                            --                   2.06               (3.74)              (4.35)               0.68
                                --------------      --------------      --------------      --------------      --------------
   Net income (loss) per common
    share                       $          .38                1.99               (4.74)              (5.21)               0.60
                                ==============      ==============      ==============      ==============      ==============

                                                                            DECEMBER 31,
                                                                          --------------
                                             2003           2002              2001               2000              1999
                                       -------------    --------------    --------------    --------------   --------------
Total assets                           $  20,618,987        13,686,842        13,925,490        26,550,994       23,273,837 (3)

Current liabilities
   Borrowings under credit facility       12,232,030 (4)    10,350,889 (4)     7,929,576         9,096,294        7,573,761 (3)

   Other                                   7,089,276 (5)     3,953,063 (5)     9,659,183 (5)    12,876,360        3,647,396 (3)
Long-term liabilities, less current
   obligations                               326,700            64,775           213,001           852,286          351,141 (3)

(1) Due to the discontinuance of operations in 2001, excludes sales from Atlantic which were $24,561,972 $25,978,063, and $25,666,531 in 2001, 2000 and 1999, respectively.
(2) Due to the discontinuance of operations in 2000, excludes sales from Well-Bilt, which were $4,074,798, net of inter-company sales.
(3) In July 1999, Colonial acquired Universal. Prior to that, Colonial had no sales from continuing operations.
(4) The amounts shown in the table as "Borrowings under Credit Facility," as of December 31, 2003 and December 31, 2002, includes $2,500,000 which Colonial and Universal agreed to pay to their lending bank in consideration of the bank releasing Colonial and Universal from their guarantees to the bank of an additional $3,300,695 of Atlantic's line of credit. The release from the $3,300,695 of the guarantee resulted in the recognition of income from discontinued operations in 2002. See "General Development of Business."
(5) Amount includes $219,007 of guaranteed liabilities of Atlantic, which the Company continues to recognize, at cost. The Company believes that it is not responsible for any liabilities beyond the amount recorded.

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

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems and high-end plumbing fixtures. The Company recognizes revenue after it receives a purchase order with a fixed determinable price from the customer and shipment of products has occurred in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company's customers, which are covered under the manufacturer's warranty. Credits are issued to the customer when items are returned. Often the Company will receive a vendor credit from the manufacturer related to the product in question. The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had gross accounts receivable of $6,538,900 and an allowance for doubtful accounts of $285,000 as of December 31, 2003. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets amounting to $1,628,133 and $54,167 at December 31, 2003, respectively, consist of assets arising from acquisitions. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Statement No. 142) effective January 1, 2002. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company's annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company's estimates or their related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109. "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2003, the Company had a deferred tax valuation allowance of $11,934,740.

RESULTS OF OPERATIONS 2003-2002

The Company had net income of $1,320,263 for the year ended December 31, 2003. This compares with net income of $3,194,385 for the year ended December 31, 2002, which included net income from the operations of discontinued segments of $3,300,695 and a loss from continuing operations of $106,310.

Sales for the year ended December 31, 2003 were $44,671,136, an increase of $7,672,336 (20.7%), from $36,998,800 in 2002. This increase reflects approximately $3,000,000 in sales related to the September 2003 RAL acquisition, $1,700,000 in sales by reason of incorporating the results of Goldman for the full year in 2003 instead of for only six months in 2002; $950,000 from two new locations started in July 2003; and the balance relates to increased market penetration from existing locations.

Net income from continuing operations increased due to business expansion related to the Goldman acquisition being reported for a full year, the RAL acquisition in the fourth quarter and market penetration. Gross margins increased 0.8% to 29.5%, due to a change in product mix and higher gross margins at RAL. Selling general and administrative expense in 2003 increased $1,477,156 to $11,869,885, but total general and administrative expense as a percentage of sales decreased to 26.6% from 28.1% as a result of operating efficiencies.

Other income relates to service charges collected from customers of slower paying accounts, and increased by $38,396 to $324,367 directly related to increased sales. Interest expense increased by $55,122 to $638,742, based upon increased borrowings related to increased sales, accounts receivable, inventory and the RAL acquisition.

For the year ended December 31, 2003, the Company recorded a deferred tax benefit in the amount of $421,400 resulting from a decrease in its valuation allowance on deferred tax assets in recognition of its anticipated utilization of net operating loss carryforwards.

Accounts receivable increased by $1,067,008 to $6,253,900 directly related to increased sales, the RAL acquisition and the opening of two new branch locations. A $4,052,598 increase in inventory from $5,730,224 to $9,782,822 relates in major part to the RAL acquisition made on September 30, 2003.

The increase in trade payable of $2,848,996 to $5,295,879 relates to the acquisition of inventory necessary for the operation of the business to support the RAL acquisition and the Company's two new locations.

RESULTS OF OPERATIONS 2002-2001

The Company had a net income of $3,194,385 for the year ended December 31, 2002. This compares with a net loss of $ 7,602,324 for the year ended December 31, 2001. The 2002 net income consists of $3,300,695 income from the discontinued operations of Atlantic resulting from the settlement between Colonial, Universal and Atlantic's lending bank relating to the release of Colonial and Universal from $5,800,695 of guarantees of Atlantic's indebtedness in return for the agreement for the Company to pay $2,500,000 to the Bank as a five year term loan. The loss in 2001 primarily reflects a $6,098,023 loss from the discontinued operations of Atlantic (now unconsolidated), and a net $106,509 recovery of a portion of the loss previously recognized on disposal of Well-Built. The Well-Built recovery resulted from favorable settlements attained on items accrued for at December 31, 2000. The Company had a loss from continuing operations, before taxes of $69,143 in 2002, compared with income of $46,978 in 2001.

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

For 2002 the Company recorded a state tax provision of $37,167 and no federal provision. This compares to 2001, when the Company recorded a deferred federal tax expense of $1,564,429 and current and deferred state tax expense of $32,786 and $60,573, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

The Company's credit facility with its lending bank permits a total of $13,500,000 in borrowings, including a $79,000 term loan payable in monthly installments ending April, 2004, a $2,160,000 term loan payable, and additional borrowings on a revolving basis against eligible accounts receivable and inventory. All loans are in all events payable upon demand by the bank. The interest rate under the facility is at prime + .5%, except that the interest rate on the $2, 160,000 term loan is at prime plus 2.5%. The facility expires November 21, 2005. All loans are secured by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contains covenants relating to the financial condition of the Company and its business operations, and, among other things, restricts the payment of dividends and capital expenditures. At December 31, 2003, the Company was in default of the tax covenant with the bank because it has not filed its 2002 tax returns and the Company was in default of the capital expenditures covenant for exceeding its limit during 2003. The bank has waived these events of default. At December 31, 2003, the amount of unused credit available under the facility was $733,000.

The Company will seek to meet its liquidity needs going forward through a combination of cash from operations, consignment arrangements with suppliers, the continuance of the current credit facility and the issuance of equity or debt in private placements. In July 2003 and February 2004, the Company completed two private placements in which it issued an aggregate of 1,402,000 shares of common stock for a total purchase price of $ 600,600. Approximately $ 245,000 of the proceeds were used for general working capital purposes. Substantially all of the balance was used to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares in February 2004.

Net cash flows provided by operating activities in 2003 were $ 409,903 in comparison to $778,090 in 2002. The 2003 decrease in operating cash flows was due primarily to an increase in inventory, an increase in accrued liabilities, and an increase in accounts receivable. The increase in accrued liabilities is due primarily to accrued professional fees at December 31, 2002 relating to the release by the Company's lending bank of a guaranty by the Company and Universal of Atlantic's obligations to the lending bank (see the discussion below regarding Atlantics' Chapter 11 filing). The increase in accounts receivable primarily reflects the timing and increase in sales in 2002.

Cash flows provided from financing activities in 2003 consisted of $ 240,600 of issuance of common stock and $73,643 issuance of notes payable. Cash flows used in financing activities consisted of repayment of notes in the amount of $38,402 and $265,920 of net repayments on the Company's credit facility.

CONTRACTUAL OBLIGATIONS:

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2003:

                                        Payments due by Period
                                             (In Thousands)
                           -----------------------------------------------
                                  Less than                        Over
                           Total    1 Year   1-3 Years  4-5 Years 5 Years
                          -----------------------------------------------
Operating leases          $12,630     2,422     6,690     2,460    1,058
Compensation agreements     1,330       880       450      --        --
Notes payable                 431       104       178       149      --
Line of credit             12,232    12,232      --        --        --
                          -------   -------   -------   -------   -------
Totals                    $26,623    15,638     7,318     2,609     1,058
                          =======   =======   =======   =======   =======


IMPACT OF INFLATION AND SEASONALITY

To date, inflation has not had a significant impact on the Company's operations. The Company's business is affected by significant outdoor temperature swings. Sales typically increase during peak heating and cooling demand periods. Accordingly, sales are usually significantly lower during the first quarter in the calendar year and increase through the remaining quarters.

Item 7a Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2003 by approximately $59,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2003. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company's remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the independent accountants report thereon of Weiser LLP and KPMG LLP, appears herein. See Index to Financial Statements appearing on page F-1.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosures

           None

Item 9A.  Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

         An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


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

                                                   Business Experience                         Year First Elected
            Name                    Age           During Past Five Years                           as Director
-------------------------          -----       -------------------------------------------     -------------------
Common Stock Directors:
Gerald S. Deutsch **                 67        Certified Public Accountant and Attorney                 1988
Bernard Korn *                       79        Chairman of the Board, President and                     1964
                                               Chief Executive Officer of the Company
Carl L. Sussman                      79        Private Investor                                         1964
James W. Stewart *                   58        Executive Vice President, Treasurer and
                                               Secretary of the Company                                 1982
Convertible Preferred
Stock Directors:

Jack Rose                            85        Private Investor                                         1983
Ronald Miller                        60        Attorney at Law                                          1983
William Koon                         74        President, Lord's Enterprises,                           1983
                                               Grain Merchants
William Pagano *                     64        President of Universal Supply Group, Inc.                2001


 * Executive Officers of the Company
** Mr. Deutsch resigned as a director on June 19, 2003.

         There are no other significant employees who would need to be included in this item.

         For the past years, each of the directors have been engaged in the occupations described above.

Audit Committee

         The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Ronald Miller, William Koon, Jack Rose and Carl Sussman. The Board of Directors had determined that it has an audit committee financial expert serving on the audit committee, Ronald Miller. Mr. Miller is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that during the period from January 1, 2003 through December 31, 2003, all executive officers, directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of executive officers of the Company are made by the Board of Directors. Three of the company's executive officers, Bernard Korn, James W. Stewart and William Pagano, are directors of the Company. Each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2003 concerning executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

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

         ANNUAL BONUS

         Bonus compensation provides the Company with a means of rewarding performance, based upon the attainment of corporate profitability during the year. Mr. Pagano receives annual bonuses based on a percentage of earnings of his subsidiary. The Company accrued a bonus of $232,257 for the year ended December 31, 2003.

         STOCK OPTIONS

         During 2003, a total of 104,000 stock options were granted to two of the Company's officers and four of its outside directors.

         CHIEF EXECUTIVE OFFICER'S COMPENSATION

         The CEO's compensation was determined on the basis of the same factors utilized to compensate other executives.

                             The Board of Directors

             Bernard Korn (Chairman)            James W. Stewart
             William Koon                       Ronald Miller
             Jack Rose                          Carl L. Sussman
             William Pagano

                             EXECUTIVE COMPENSATION

         The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2003, 2002 and 2001 to Bernard Korn, James W. Stewart and William Pagano, the only officers of the Company and its subsidiaries whose compensation exceeded $100,000 (the "Named Officers").

         SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                                                Compensation
                                                                  Annual Compensation               Stock
         Name and Principal Position           Year            Salary ($)       Bonus ($)      Options (Shares)
         ---------------------------           ------          ----------       --------       ----------------
         Bernard Korn                            2003            158,654              -            60,000
         Chairman of the Board,                  2002            200,000              -               -
         President, Chief Executive              2001            221,154              -               -
         Officer and Director

         James W. Stewart                        2003            105,769              -            20,000
         Executive Vice President,               2002            130,329              -               -
         Treasurer, Secretary                    2001            167,967              -               -
         and Director

         William Pagano                          2003            200,000        232,257               -
         President, Universal Supply             2002            200,000        194,734               -
         Group, Inc.                             2001            200,000        147,640               -


The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
             AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2003 fiscal year for the persons named in the Summary Compensation Table.

                                                                             Value of
                                                          Number of        Unexercised
                                                         Unexercised       In-The-Money
                          Shares                          Options at         Options at
                       Acquired On         Value        Fiscal Year-End    Fiscal Year-End
                         Exercise        Realized       Exercisable/       Exercisable/
                            (#)             ($)         Unexercisable      Unexercisable
                      --------------   --------------   --------------     --------------
     Bernard Korn            0               0             87,000/0          $ 56,550/0
     James W. Stewart        0               0             45,000/0          $ 29,250/0
     William Pagano          0               0             20,000/0          $ 13,000/0

There are no stock appreciation rights, long-term incentive plans or pension plans.

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

         Mr. Stewart is employed pursuant to an employment agreement expiring December 31, 2004 at a compensation $250,000 per annum for the year 2004. Mr. Stewart's agreement also provides for annual incentive compensation, based on increases in pre-tax income from a base period of the year ended December 31, 1999. Mr. Stewart voluntarily agreed to an annual salary reduction amounting to $150,000.

         Mr. Pagano is employed pursuant to an employment agreement expiring on December 31, 2005 at a compensation of $200,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of Universal Supply Group, Inc.

         DIRECTORS' COMPENSATION

         The Company paid Mr. Deutsch an aggregate of $6,000 for fees for professional services rendered to the Company and its subsidiaries during 2003.

         Members of the Board of Directors, other than those employed by the Company or its subsidiaries, receive a fee of $1,000 for each meeting of the Board attended, limited to $4,000 per annum, in addition to an annual retainer of $2,000. Members of the Board of Directors, employed by the Company or its subsidiaries, receive no fees.

                                Performance Graph

                   Comparison of Five Year Cumulative Return*
                         Among Colonial Commercial Corp.
         The NASDAQ Stock Market (U.S.) Index and The Russell 2000 Index


                                                 12/31/98    12/31/99   12/31/00    12/31/01   12/31/02    12/31/03
                                                 --------    --------   --------    --------   --------    --------
Colonial Commercial Corp.                        100.00      140.54     137.86        31.57        4.32      38.92
NASDAQ Stock Market (U.S.)                       100.00      190.62     127.67        70.42       64.84      91.16
Russell 2000                                     100.00      121.26     117.59       120.52       95.83     141.11


        o $100 invested on 12/31/98 in stock or index including reinvestment of dividends Fiscal year ending December 31.

The annual changes for the five-year period are based on the assumption that $100 had been invested on December 31, 1998 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 29, 2004, information with respect to equity ownership by directors of the Company, holders of over 5% of a class of stock and of directors and officers of the Company as a group.

                             COMMON STOCK**           CONVERTIBLE PREFERRED STOCK
                            ----------------------------------------------------------
                              Amount and                     Amount and
                              Nature of                      Nature of
Name of Beneficial            Beneficial         Percent     Beneficial    Percent
Owner                         Ownership*         of Class    Ownership     of Class
--------------------------------------------------------------------------------------

Michael Goldman                 183,000              5.71%          --         --

William Koon                     23,082 (3)(1)    (2)           11,259          --
                                                                              1.29%
Bernard Korn                    509,561 (4)(1)      15.90%     119,694       13.73%

Ronald H. Miller                 12,000    (1)    (2)            3,696 (5)     (2)

William Pagano                  554,640    (1)      17.30%          --          --

Jack Rose                       156,196 (7)(1)       4.87%      48,371        5.55%

James W. Stewart                149,000    (1)       4.65%           --         --

Carl L. Sussman                 111,107 (6)(1)       3.47%           --         --

Richard Rozzi                   399,365             12.46%           --         --

Rita C. Folger                  365,325 (8)         11.40%           61         --

All directors and
Officers as a group           1,515,586 (9)         47.28%      183,020      21.00%

The beneficial owners listed above have all given a business address of 120 New South Road, Hicksville, New York 11801.

  * For the purposes of this table, "Beneficial Ownership" is defined as set forth in rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as set forth in the following notes, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

** The shares of Common Stock listed in the table do not reflect the conversion of the Company's Convertible Preferred Stock. If all of such Convertible Preferred Stock were to be converted, the percentage of ownership of Messrs. Korn, Rose, Stewart, Pagano, Rozzi, Ms. Folger and all directors and officers as a group would be 15.43%, 5.02%,3.65%, 13.60%, 9.79%, 8.96% and 41.66%, respectively.

(1) Includes 87,000, 45,000, and 20,000 common shares subject to options which are exercisable within 60 days held by Messrs. Korn, Stewart, Pagano, respectively, and 12,000 common shares, subject to options, which are exercisable within 60 days held by each of Messrs. Sussman, Koon, Rose and Miller and 200,000 common shares subject to options, which are exercisable within 60 days held by all directors and officers as a group.

(2) Messrs. Miller and Koon, each are the beneficial owners of less than one percent of the Company's outstanding securities, excluding securities held by, or for the account of, the Company or its subsidiaries, plus securities deemed outstanding pursuant to Rule 13d-(3)-(d)(1) of the Exchange Act. As a result, their respective percentages of ownership have not been disclosed.

(3) Includes 10,600 shares of Common Stock and 5,000 shares of Convertible Preferred Stock owned by Mr. Koon's wife, of which shares Mr. Koon disclaims beneficial ownership.

(4) If only Mr. Korn were to convert his Convertible Preferred Stock, his percentage of ownership of Common Stock would be 18.92%.

(5) Includes 2,803 shares of Convertible Preferred Stock owned by Mr. Miller's wife, of which shares Mr. Miller disclaims beneficial ownership.

(6) Includes 44,107 shares of Common Stock owned jointly by Mr. Sussman and his wife.

(7) If only Mr. Rose were to convert his Convertible Preferred Stock, his percentage of ownership of Common Stock would be 5.02%.

(8) Ms. Folger is the wife of Oscar Folger, the Company's legal counsel. Mr. Folger has disavowed beneficial ownership of his wife's shares.

(9) If Michael Goldman is elected a director, the directors and officers as a group will own 53.00% of the common stock and 46.15% of the total outstanding, if all the convertible preferred stock converted to common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees.

The following table presents fees for professional audit services rendered by Weiser LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and fees billed for other services rendered by Weiser LLP during those periods:

        Audit Fees (1)                  $152,375
        Audit-Related Fees (2)            10,475
        Tax Service Fees (3)              10,000
        Other Fees (4)                      -0-

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Weiser LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisory and tax planning. These services included assistance regarding federal, state and local tax compliance and tax planning.

(4) No other fees for professional services rendered to the Company during the fiscal 2003 billed by Weiser LLP, other than the service reported above.

The Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.



                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements
     (1) Financial Statements
     (2) Financial Statement Schedules
     (3) Exhibits. The Exhibits filed herewith are set forth on the Index of Exhibits filed as part of this report.

(b)  Form 8-K:

     (1) Form 8-K filed October 15, 2003 to report the acquisition of RAL Supply Group, Inc. on September 30, 2003.

     (2) Form 8-K filed November 25, 2003 to report the engagement of Weiser LLP on November 20, 2003 as the Company's new independent Accountants to replace KPMG, LLP for the calendar year ending December 31, 2003.

     (3) Form 8-K/A filed April 20, 2004 to provide the financial disclosure relating to the acquisition of RAL Supply Group, Inc. on September 30, 2003.

(c)  Exhibits

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                    Contents

                                                                      Page

Report of Independent Certified Public Accountants: Weiser LLP         F-2

Report of Independent Certified Public Accountants:  KPMG LLP          F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002           F-4

Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001                                    F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
  Years Ended December 31, 2003, 2002 and 2001                         F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                     F-7

Notes to the Consolidated Financial Statements                     F-8 - F -27

Independent Auditors' Report (KPMG LLP) on the Schedule                F-28

Schedule II - Valuation and Qualifying Accounts                        F-29

  All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
Stockholders of Colonial Commercial Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Colonial Commercial Corp. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows, and consolidated financial statement Schedule
II (Valuation and Qualifying Accounts) for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ WEISER LLP
------------------
New York, New York
April  14, 2004

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Colonial Commercial Corp.:

         We have audited the accompanying consolidated balance sheet of Colonial Commercial Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(c) paragraphs 1, 2 and 3 to the financial statements, the Company had losses in 2001 and 2000, stockholders' deficit and had negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(c), Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(c) paragraphs 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in note 1(i) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

/s/ KPMG LLP
-------------------
Melville, New York
October 2, 2003

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002



                      Assets                                                 2003                          2002
                                                                        ----------------              ----------------
Current assets:
  Cash and cash equivalents                                                   $ 342,756                     $ 296,764
  Accounts receivable, net of allowance for doubtful accounts
    of $285,000 in 2003 and $265,000 in 2002                                  6,253,900                     5,186,893
  Inventory                                                                   9,782,822                     5,730,224
  Prepaid expenses and other current assets                                     620,678                       338,251
  Deferred tax asset                                                            421,400                            --
                                                                        ----------------              ----------------
            Total current assets                                             17,421,556                    11,552,132
Property and equipment                                                        1,515,131                       631,948
Goodwill                                                                      1,628,133                     1,416,929
Other intangibles                                                                54,167                        85,833
                                                                        ----------------              ----------------
                                                                           $ 20,618,987                  $ 13,686,842
                                                                        ================              ================
            Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Trade payable                                                            $  5,295,879                   $ 2,446,886
  Accrued liabilities                                                         1,513,578                     1,216,051
  Income taxes payable                                                          175,614                        40,230
  Borrowings under credit facility                                           12,232,030                    10,350,889
  Investment in unconsolidated subsidiary in bankruptcy, carried at cost             --                       219,007
  Notes payable - current portion                                               104,205                        30,889
                                                                        ----------------              ----------------
            Total current liabilities                                        19,321,306                    14,303,952
Notes payable, excluding current portion                                        326,700                        64,775
                                                                        ----------------              ----------------
            Total liabilities                                                19,648,006                    14,368,727
                                                                        ----------------              ----------------
Commitments and contingencies

Stockholders' equity (deficit):
  Redeemable convertible preferred stock, $.05 par value, liquidation preference of $7,333,960, and $7,321,260 and  2,468,860 shares authorized, 1,466,792 in 2003 and 1,464,252 in 2002 shares issued
    and outstanding                                                              73,340                        73,213
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 2,403,318 in 2003 and 1,603,794 in 2002 shares
    issued and outstanding                                                      120,166                        80,190
  Additional paid-in capital                                                  9,259,013                     8,966,513
  Accumulated deficit                                                        (8,481,538)                   (9,801,801)
                                                                        ----------------              ----------------
            Total stockholders' equity (deficit)                                970,981                      (681,885)
                                                                        ----------------              ----------------
                                                                           $ 20,618,987                  $ 13,686,842
                                                                        ================              ================

The accompanying notes are an integral part of these consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2003, 2002 and 2001

                                                                         2003               2002                2001
                                                                   -------------------------------------------------------
Sales                                                              $  44,671,136  $       36,998,800  $        31,080,398
Cost of sales                                                         31,504,654          26,379,504           21,735,358
                                                                   -------------------------------------------------------
     Gross profit                                                     13,166,482          10,619,296            9,345,040

Selling, general and administrative expenses, net                     11,869,885          10,392,729            8,825,180
                                                                   -------------------------------------------------------
     Operating income                                                  1,296,597             226,567              519,860

Interest income                                                              885               1,939               10,706
Other income                                                             324,367             285,971              230,038
Interest expense                                                        (638,742)           (583,620)            (713,626)
                                                                   -------------------------------------------------------
     Income (loss) from continuing operations
        before income taxes (benefit) expense                            983,107             (69,143)              46,978

Income taxes (benefit) expense                                          (337,156)             37,167            1,657,788
                                                                   -------------------------------------------------------
     Income (loss) from continuing operations                          1,320,263            (106,310)          (1,610,810)

Discontinued operation (note 2(c)):
Net income (loss) from operations of discontinued segments                     -           3,300,695           (6,098,023)
Recovery of loss on disposal of discontinued operation                         -                   -              106,509
                                                                   -------------------------------------------------------
    Income (loss) on discontinued operation                                    -           3,300,695           (5,991,514)

                                                                   -------------------------------------------------------
    Net income (loss)                                              $   1,320,263  $        3,194,385   $       (7,602,324)
                                                                   =======================================================
Income (loss) per common share:
  Basic:
    Income (loss) from continuing operations                              $ 0.67             $ (0.07)             $ (1.00)
    Income (loss) on discontinued operation                                    -                2.06                (3.74)
                                                                   -------------------------------------------------------
    Net income (loss) per common share                                    $ 0.67              $ 1.99              $ (4.74)
                                                                   =======================================================
  Diluted:
    Income (loss) from continuing operations                              $ 0.38             $ (0.07)             $ (1.00)
    Income (loss) on discontinued operation                                    -                2.06                (3.74)
                                                                   -------------------------------------------------------
    Net income (loss) per common share                                    $ 0.38              $ 1.99              $ (4.74)
                                                                   =======================================================
Weighted average shares outstanding:
  Basic                                                                1,971,129           1,603,777            1,603,178
  Diluted                                                              3,501,698           1,603,777            1,603,178


The accompanying notes are an integral part of these consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)
              For The Years Ended December 31, 2003, 2002 and 2001

                                      Number of
                                       shares
                             --------------------------
                             Reedemable                   Reedemable
                             Convertible                  Convertible                  Additional                      Total
                             Preferred        Common      Preferred        Common      Paid-In       Accumulated   Stockholders'
                             Stock             Stock      Stock             Stock      Capital         Defecit    Equity (Defecit)
                             -----------    -----------   -----------    -----------   -----------   -----------    -----------

Balances at December 31, 2000  1,466,451      1,601,595   $    73,322    $    80,081   $  8,966,513  $ (5,393,862)  $  3,726,054

Net loss                            --             --            --             --             --      (7,602,324)    (7,602,324)
Conversion of shares of
  preferred stock to
  common stock                    (2,165)         2,165          (108)           108           --            --             --
                             ---------------------------------------------------------------------------------------------------

Balance at December 31, 2001   1,464,286      1,603,760        73,214         80,189      8,966,513   (12,996,186)    (3,876,270)

Net income                          --             --            --             --             --       3,194,385      3,194,385
Conversion of shares of
  preferred stock to
  common stock                       (34)            34            (1)             1           --            --             --
                             ---------------------------------------------------------------------------------------------------

Balance at December 31, 2002   1,464,252      1,603,794        73,213         80,190      8,966,513    (9,801,801)      (681,885)
                             ---------------------------------------------------------------------------------------------------
Net income                                                                                              1,320,263      1,320,263
Stock-based compensation            --             --            --             --           92,000          --           92,000
Other                              2,540         (2,476)          127           (124)          --            --                3
Issuance of common stock            --          802,000   $      --           40,100        200,500          --          240,600
                             ---------------------------------------------------------------------------------------------------
Balance at December 31, 2003   1,466,792      2,403,318   $    73,340    $   120,166   $  9,259,013  $ (8,481,538)  $    970,981
                             ===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For The Years Ended December 31, 2003, 2002 and 2001


                                                                    2003            2002             2001
                                                                -------------   --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                            $  1,320,263    $   3,194,385    $  (7,602,324)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Income (loss) from discontinued operation                         -       (3,300,695)       5,991,514
         Deferred tax (benefit) expense                             (421,400)               -        1,625,002
         Stock-based compensation                                     92,000                -                -
         Provision for doubtful accounts                             188,050          111,339           57,589
         Depreciation                                                232,315          160,778          154,590
         Amortization of intangibles                                  41,666           42,867          128,650
         Amortization of excess of fair value of acquired net
             assets over cost                                              -                -           26,712
         Changes in operating assets and liabilities, net of the
             effects of acquisitions:
               Accounts receivable                                  (671,771)        (328,923)        (261,947)
               Inventory                                          (1,770,078)         652,661        1,261,899
               Prepaid expenses and other current assets            (151,378)          38,587          107,375
               Trade payable                                       1,533,048           24,084         (798,213)
               Investment securities - trading                             -          122,506          (42,270)
               Accrued liabilities                                  (118,196)         168,863         (418,685)
               Income taxes payable                                  135,384           14,144           25,086
               Deferred compensation                                       -         (122,506)          42,270
                                                                -------------   --------------   --------------
                Net cash provided by operating activities            409,903          778,090          297,248
                                                                -------------   --------------   --------------
Cash flows from investing activities:
    Cash acquired in acquisition of RAL Supply Group, Inc.             3,575                -                -
    Payment for acquisition of Goldman Associates                          -         (670,981)               -
    Purchase of licensing agreement                                        -                -           (4,800)
    Additions to property and equipment                             (377,407)        (169,936)        (105,951)
                                                                -------------   --------------   --------------
               Net cash used in investing activities                (373,832)        (840,917)        (110,751)
                                                                -------------   --------------   --------------
Cash flows from financing activities:
    Issuance of common stock                                         240,600                -                -
    Issuance of notes payable                                         73,643                -                -
    Repayments on notes payable                                      (38,402)        (138,236)        (140,799)
    Net repayments under credit facility                            (265,920)         (78,687)      (1,166,718)
                                                                -------------   --------------   --------------
               Net cash provided by (used in)
                 financing activities                                  9,921         (216,923)      (1,307,517)
                                                                -------------   --------------   --------------
Net cash provided by discontinued operation                                -                -          894,522
                                                                -------------   --------------   --------------
Increase (decrease) in cash and cash equivalents                      45,992         (279,750)        (226,498)
Cash and cash equivalents - beginning of year                        296,764          576,514          803,012
                                                                -------------   --------------   --------------
Cash and cash equivalents - end of year                         $    342,756    $     296,764    $     576,514
                                                                =============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (a) DESCRIPTION OF BUSINESS

      Colonial Commercial Corp. ("Colonial"), through its operating subsidiaries, Universal Supply Group, Inc. ("Universal"), RAL Supply Group, Inc. ("RAL"), and American/Universal Supply Inc. ("American") (together the "Company"), is a distributor of heating, ventilation and air conditioning (HVAC) and climate control products and high-end plumbing fixtures to building contractors and other users. The Company's products are marketed primarily to HVAC contractors, which, in turn, sell such products to residential and commercial/industrial customers. The Company's customers are located in the United States, primarily in New York, Pennsylvania and New Jersey. The Company's discontinued subsidiary, Atlantic Hardware & Supply Corporation ("Atlantic"), in January 2002, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 2 for more information on acquisitions and discontinued operations.

      (b) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had losses in 2001 and 2000 of $7,602,324 and $8,033,197,and at December 31,
      2002 had a stockholders' deficit of $681,885 and negative working capital of $2,751,820. In addition, outstanding borrowings under its credit facility of $10,350,889 at December 31, 2002, are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment.

      Management recognizes that the Company's ability to continue as a going concern is dependent upon its ability to generate profits. The Company has discontinued the operations that generated the losses in 2001 and 2000. In addition, as a result of implementing various cost cutting strategies in 2001 and 2002, the corporate office realized a reduction in expenses in 2002 of $578,726, or 45%, as compared to 2000. Universal took various cost cutting measures, including the use of consignment inventory, which resulted in lower average borrowings, and; therefore, lower interest expense to the Company. Furthermore, since 2000, Universal's 2002 sales have increased 14.4% or $4,656,640. Further sales increases ocurred in 2003. Management anticipates additional increases due to additional product lines, acquisitions and exclusive geographical locations granted to Universal. The Company does not anticipate that demand for payment will be made, as long as Universal

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES continues to be profitable and remains in compliance with the lending agreement. Universal has had increases in sales in four of the past five years and has consistently generated operating profits.

      The Company expects to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its credit facility and the issuance of stock through a private placement. At December 31, 2002, $2,490,000 of the Company's credit facility was payable over a five year period. As of December 31, 2002, there was no assurance that the Company would generate sufficient liquidity to maintain its current operations. If the Company incurs losses and/or if the outstanding borrowings under its credit facility are demanded to be repaid and the Company is unsuccessful in obtaining new financing, the Company would likely be required to seek bankruptcy court or other protection from its creditors. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      During 2003, the Company's net income was $1,320,263 and the Company raised $240,600 in a private placement, thereby eliminating its stockholders' deficit and creating stockholders' equity in the amount of $970,981. In September 2003, the company's lender increased its credit facility by $1,500,000 to $13,500,000 and approved the Company's acquisition of RAL with a loan collateralized by accounts receivable and inventory in the amount of $2,147,061. The Company still has negative working capital of $1,899,750 (an improvement of approximately $852,000 from 2002) as a result of the demand feature of its credit facility requiring classification as a current liability. The Company believes that its relationship with its lender is satisfactory and that the facility will be available to the Company through its term, November 2005. At December 31, 2003, the Company's lender waived the Company's default of its tax covenant because it has not filed its 2002 tax return and its capital expenditures covenant for exceeding its limit for the 2003 year. The Company believes that it has the ability to obtain an alternative lender in the unlikely event its lender exercised its demand feature. These factors, together with the Company's demonstrated ability to generate profits, has eliminated management's concern about the Company's ability to continue as a going concern.

      (d) REVENUE RECOGNITION

      Revenue is recognized when the earnings process is complete, generally upon shipment of products in accordance with shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company's customers, which are covered under the manufacturer's warranty. Credits are issued to the customer when items are returned. Often the Company will receive a vendor credit from the manufacturer related to the product in question. The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (e) CASH EQUIVALENTS

      The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2003 or 2002.

      (f) ACCOUNTS RECEIVABLE

      Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a finance charge may be applied to receivables that are past due. These charges are included as other income. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

      (g) INVENTORY

      Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

      All costs of shipping inventory, which include costs to ship inventory to the Company's customers, are included in selling, general and administrative expenses. Such costs were $206,264, $291,089 and $209,975 for the years ended December 31, 2003, 2002 and 2001, respectively.

      (h) PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

                           Computer hardware and software           5 years
                           Furniture and fixtures                   5 years
                           Automobiles                            3-5 years

      Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.
      (i) GOODWILL AND OTHER INTANGIBLE ASSETS

      Prior to January 1, 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. Statement of

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

      The Company has determined that Universal and RAL are reporting units. Goodwill activity as follows:


         Balance at December 31, 2002                $  1,416,929
         Additions to Goodwill--RAL
           Purchasing, Inc.                               211,204
                                                     ------------
         Balance at December 31, 2003                $  1,628,133
                                                     ============

      (j) STOCK OPTION PLAN

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net income (loss), as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net income (loss) and net income (loss) per share, had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

      The following table illustrated the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                    2003           2002             2001
                                                                -----------     -----------     -----------
         Net income (loss), as reported                         $ 1,320,263     $ 3,194,385     $(7,602,324)

         Add:     Stock-based compensation
                  related to option repricing                        92,000              --              --
         Deduct:  Total stock-based employee
                  compensation determined under fair-
                  value-based method for all awards                 (26,000)        (22,164)        (22,164)
                                                                -----------     -----------     -----------

                                    Pro forma                   $ 1,386,263     $ 3,172,221     $(7,624,488)
                                                                ===========     ===========     ===========
         Basic net income (loss)
            per common share
                                    As reported                 $       .67     $      1.99     $     (4.74)
                                    Pro forma                   $       .70     $      1.98     $     (4.76)


         Diluted net income (loss)
            per common share
                                    As reported                 $       .38     $      1.99     $     (4.74)
                                    Pro forma                   $       .40     $      1.98     $     (4.74)

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      In calculating the above stock-based employee compensation determined under the fair-value based method for all awards granted, the Company utilized the following assumptions; expected volatility of 4.88%, expected life of 10 years, risk free interest rate of 3.18% and dividend yield of 0%.

      (k) COMPREHENSIVE INCOME (LOSS)

      The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company's comprehensive income (loss) and net income (loss) for the periods presented.

      (L) INVESTMENT SECURITIES

      The Company maintained investments in its equity securities, which had been classified as trading securities, for the deferred compensation plan that was discontinued in 2002 (note 13(b)). Trading securities were bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

      (m) NET INCOME (LOSS) PER COMMON SHARE

      Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net income (loss) per common share for 2002 and 2001 is the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options.

      (n) INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (o) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

      Long-lived assets, such as intangible assets, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

      (p) USE OF ESTIMATES

      The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (q) RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

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

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, Statement No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have any impact on the Company's financial position and results of operations.

      In January 2003, the Company adopted the FASB's Emerging Issue Task Force
      (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). The consensus reached by the EITF addressed the accounting

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc.). The consensus of the EITF establishes an overall presumption that the cash received from vendors is a reduction in the price of vendor's products and should be recognized accordingly as a reduction in the cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor's products.

      (2) BUSINESS ACQUISITIONS AND DISCONTINUED OPERATIONS

      (a) RAL ACQUISITION

            On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL for a price of $2,447,061. The purchase was financed as follows:

            Borrowings on the Company's credit facility            $  2,147,061

            5-Year unsecured notes issued by RAL
            Purchasing, Inc. to third parties, at annual rate of 9%     300,000
                                                                   ------------

            Total outlay                                           $  2,447,061
                                                                   ============

      In connection with this acquisition, the Company's limit on its credit facility was increased by $1,500,000 to $13,500,000. All borrowings under the credit facility are collateralized by substantially all of the assets of the Company. In addition, the 5-year notes are guaranteed by the Company.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, September 30, 2003:


         Current assets                                         $ 3,000,430
         Property, plant and equipment                              738,092
         Goodwill                                                   211,204
         Covenant not to compete                                     10,000
                                                                -----------
                  Total assets acquired                           3,959,726


          Current liabilities assumed                             1,512,665
                                                                -----------
                 Net assets acquired                            $ 2,447,061
                                                                ===========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

         Presented below are the pro forma financial results (unaudited) prepared under the assumption that the acquisition of RAL had been completed at the beginning of 2002.

                                                           (Unaudited)
                                                      For The Years Ended
(in 000's except                                     December 31,   December 31,
for EPS data)                                          2003            2002
                                                     --------        --------
Net Sales                                            $ 51,657        $ 48,569
Operating Income                                        1,741             600
Net Income From Continuing Operations                   1,631              98

Earnings Per Share From Continuing Operations
Basic                                                $    .83        $    .06
Diluted                                              $    .47        $    .03

      RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL's products are marketed primarily to contractors, consumers, builders and the commercial sector. As a result of the acquisition, the Company is expecting to be one of the leading distributors of heating and cooling equipment and high-end plumbing fixtures in its market.

      (b) In July 2002, Universal paid $670,981 to acquire certain accounts receivable, inventory and other items from Goldman Associates of New York, Inc. ("Goldman"), relating to Goldman's HVAC business in New Jersey and certain areas of New York. $570,981 of the purchase price was allocated to the above listed assets at their estimated fair values. The remaining $100,000 was recorded as goodwill and will be tested annually for impairment under the provisions of SFAS 142. Pro forma results of operations are not provided as the information is not material to the consolidated financial statements.

      (c) On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U.
      S. Bankruptcy Code. As of April 14, 2004, the proceeding is still on-going. Neither Colonial, nor Universal, is part of the Chapter 11 filing. The Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company does not exercise significant influence over Atlantic's operations and financial activities, and, accordingly, as of December 31, 2001, Atlantic has been unconsolidated on the Company's financial statements and its operations are being reported as "income (loss) from operations of discontinued segments." The losses from operations of Atlantic for the year ended December 31, 2001 and for the period up to January 28, 2002, the date of filing for

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      Chapter 11, were $5,553,904 and $544,119, respectively. These losses total $6,098,023 and were reported as a net loss from operation of a discontinued operation at December 31, 2001. This loss includes $3,439,366 of net losses recorded as a result of writing down Atlantic's assets to their net realizable value in order to arrive at the appropriate cost value of the Company's investment in Atlantic. Atlantic's sales totaled $24,561,972 for the year ended December 31, 2001 and for the period up to January 28, 2002 and are not included in sales as reported in the consolidated statement of operations.

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

                                   For the years ended December 31,

                                      2002                  2001
                                  -----------           -----------
                Net sales         $ 2,700,174           $24,561,972
                Net (loss)         (1,712,197)           (6,098,023)
                                  ===========           ===========

                                                                                   December 31,
                                                                                      2002
                                                                                   -----------
       Current assets (primarily accounts receivable and inventory)                $ 1,920,563
       Non-current assets (primarily property and equipment)                                --
       Current liabilities (primarily accounts payable, accrued liabilities)        (3,487,946)
       Guaranteed borrowings under credit facility                                          --
                                                                                   -----------
       Net (liabilities) assets of deconsolidated subsidiary                       $(1,567,383)
                                                                                   ===========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (d) During the second half of 2001, the Company, which had guaranteed certain liabilities of Well-Bilt, was able to reach favorable settlements on certain guarantees. As a result, the Company recorded a $106,509 net reduction of the loss on disposal of discontinued segment in 2001.

      (3) PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                                                     2003             2002
                                                 -----------      -----------
         Computer hardware and software          $   479,190      $   419,030
         Furniture and fixtures                      126,667           97,643
         Leasehold improvements                    1,121,826          333,033
         Automobiles                                 476,330          238,809
                                                 -----------      -----------
                                                   2,204,013       1,088,515
         Less accumulated depreciation
            and amortization                         688,882         456,567
                                                 -----------      -----------
                                                 $ 1,515,131      $   631,948
                                                 ===========      ===========

      (4) Other Intangible Assets

      The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in "Other Intangibles" in the consolidated balance sheets. The components of intangible assets are as follows:

                                 DECEMBER 31, 2003                               DECEMBER 31, 2002
                                                                                                    Estimated
                         Gross                         Net       Gross                      Net      Useful
                        Carrying    Accumulated     Carrying    Carrying    Accumulated  Carrying    Life
                         Amount     Amortization     Amount      Amount    Amortization   Amount    (Years)
                       -----------  ------------   ----------  ----------  ------------  --------  ---------
        Covenants
        Not to
        Compete        $   241,667  $   (187,500)  $   54,167   $ 231,667  $  (145,834)  $ 85,833         5

      Amortization expense amounted to $41,666, $42,900 and $ 47,200 for the years ended December 31, 2003, 2002 and 2001, respectively.


      Estimated Amortization Expense

                        For the Years Ended
                            December 31,
                              2004              $  28,667
                              2005                 13,667
                              2006                  7,833
                              2007                  2,000
                              2008                  2,000
                                                ---------
                                                $  54,167
                                                =========

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

     The following table shows the pro-forma results of operations as if Statement No. 142 had been applied in prior years:

                                                               For the years ended December 31,
                                                             2003            2002             2001
                                                        -------------   -------------    -------------
Net income (loss) as reported                           $   1,320,263   $   3,194,385    $  (7,602,324)
Deduct:  Negative goodwill amortization                           --              --            35,050
                                                        -------------   -------------    -------------
Adjusted net income (loss)                              $   1,320,263   $   3,194,385    $  (7,637,374)
                                                        =============   =============    =============

Income (loss) per common share - basic, as reported     $         .67   $        1.99    $       (4.74)
Negative goodwill amortization, net                                              --              (0.02)
                                                        -------------   -------------    -------------
Adjusted net income (loss)                              $         .67   $        1.99    $       (4.76)
                                                        =============   =============    =============

Income (loss) per common share - diluted, as reported   $         .38   $        1.99    $       (4.74)
Negative goodwill amortization, net                              --              --              (0.02)
                                                        -------------   -------------    -------------
Adjusted net income (loss)                              $         .38   $        1.99    $       (4.76)
                                                        =============   =============    =============

      (5) FINANCING ARRANGEMENTS

      On November 21, 2002, the Company was released from its guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial's and Atlantic's lending bank, in return for the agreement by the Company and Universal to pay to the bank $2,500,000 as a five-year term loan under the Company's line of credit with the bank, or, if earlier, on demand by the bank.

      In connection with the RAL acquisition in September 2003, the Company's limit on its credit facility was increased by $1,500,000 to $13,500,000. The facility expires November 21, 2005, but all loans are in any event due at any time on demand by the bank, and, accordingly, have been classified as current liabilities. All loans are collateralized by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contains covenants relating to the financial condition of the Company and its business operations, and restricts the payment of dividends and capital expenditures. At December 31, 2003, the Company was in default of the tax covenant with the bank because it has not filed its 2002 tax returns and the Company was in default of the capital expenditures covenant for exceeding its limit during 2003. The bank has waived these events of default.

      At December 31, 2003, amounts outstanding under the credit facility were $12,232,030, of which (i) $79,000 represents a term loan payable in 4 remaining equal monthly installments of approximately $21,000, and (ii) $2,160,000 represents a separate term loan payable in 48 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, 4 and 48 months respectively, the Bank can demand payment at any time. At December 31, 2003, the amount of the unused available credit was $733,000. The interest rate on the $2,160,000 term loan was 6.5% (prime plus 2.5%) as of December 31, 2003. The interest rate on the remaining credit facility, as of December 31, 2003 was 4.5% (prime plus 0.5%).

      (6) NOTES PAYABLE

      (a) Notes payable consist of the following at December 31:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                                                                       2003      2002
                                                                                     --------   --------
            Various term notes payable to a bank, (collateralized by the equipment purchased) with aggregate monthly principal and interest installments
            of $4,019, bearing interest at between .9% to 5.9%                       $130,905   $ 95,664


            Term note payable to a private individual, $30,000 annual principal
            payment, interest at 9% payable monthly                                   150,000       --

            Term note payable to an investment company, $30,000 annual principal
            payments, interest at 9% payable monthly                                  150,000       --
                                                                                     --------   --------
                                                                                      430,905     95,664
            Less current installments                                                 104,205     30,889
                                                                                     --------   --------
                                                                                     $326,700   $ 64,775
                                                                                     ========   ========

      Maturities of notes payable are as follows:
              2004                                           $  104,205
              2005                                               91,433
              2006                                               86,321
              2007                                               83,489
              2008                                               65,457
                                                             ----------
                                                             $  430,905
                                                             ==========

      (b) Included in accrued liabilities at December 31, 2002 is $91,885 of unclaimed payments on notes payable to creditors, pursuant to a 1983 reorganization plan. The last payment such notes was made in January 1998. During the year ended December 31, 2003, 2002 and 2001, $91,885, $94,477 and $93,923, respectively, of the unclaimed payments were recorded as other income in the accompanying consolidated statements of operations.

      (7) CAPITAL STOCK

      Each share of the Company's preferred stock is convertible into one share of the Company's common stock. Preferred stockholders will be entitled to a dividend, based upon a formula, when and if any dividends are declared on the Company's common stock. The preferred stock is redeemable, at the option of the Company, at $7.50 per share. The shares contain a liquidation preference provisions entitling the holder to receive payments equaling $5.00 per share.

      The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding. If 1,250,000 or more shares of preferred stock are outstanding, five of the nine directors are elected by the common stockholders and the remainder by the preferred stockholders. If more than 600,000 but less than 1,250,000 preferred shares are outstanding, six of the nine directors are elected by

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES common stockholders. If 600,000 or less preferred shares are outstanding, all nine directors are elected by common stockholders. A majority of the directors elected by preferred stockholders and a majority of the directors elected by the common stockholders are required to approve certain transactions, including, but not limited to, incurring certain indebtedness, merger, consolidation or liquidation of the Company, and the redemption of common stock. Preferred and common directors vote together on all other matters.

      At December 31, 2003, there were 2,666,792 shares of common stock reserved for conversion of preferred stock and for the exercise of stock options (note 8).

      (8) STOCK OPTIONS

      In June 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") pursuant to which, as amended, the Company's Board of Directors may grant up to 1,200,000 options until December 31, 2005 to key employees and other persons who render service (non- employees) to the Company. Under the 1996 Plan, the options can be either incentive or nonqualified. The rate at which the options become exercisable is determined by the Board of Directors at the time of grant. The exercise price of the incentive stock options may not be less than the fair market value of the Company's common stock on the date of grant. The exercise price of the nonqualified stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant.

      At December 31, 2003, a total of 245,500 options were outstanding under the Company's 1996 Stock Option Plan, which expires on December 31, 2006.

      Changes in options outstanding are as follows at December 31, 2003:

                                          Shares Subject    Weighted Average
                                            to Option        Exercise Price
                                          --------------    ----------------

        Balance at December 31, 2000          333,000          $   2.66
                                             --------
        Balance at December 31, 2001          333,000              2.66
        Cancelled                             (30,000)             2.30
        Expired                               (70,000)             1.50
                                             --------
        Balance at December 31, 2002          233,000              3.06
        Expired                               (91,500)             2.25
        Granted                               104,000               .25
                                             --------
        Balance at December 31, 2003          245,500               .25
                                             ========
        Options Exercisable at
        December 31, 2003                     245,500               .25
                                             ========

      On February 11, 2003, 141,500 outstanding stock options were repriced to an exercise price of $.25, the fair market value on that date. The repricing caused the Company to incur additional stock-based compensation expense of $92,000 for the year ended December 31, 2003.

      The following table summarizes information about stock options at December 31, 2003:

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                       OPTIONS OUTSTANDING AND EXERCISABLE
                       -----------------------------------


                                         Weighted-       Weighted-
                                         Average          Average
        Range of                        Remaining        Exercise
    Exercise Prices     Shares        Contractual Life    Price
    ---------------    --------       ----------------   --------
        $   .25         245,500            6.94            $  .25

      (9) NET INCOME (LOSS) PER COMMON SHARE

      Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

      A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                    2003               2002               2001
                                                ------------       ------------       ------------
Net income (loss) (numerator)                   $  1,320,263       $  3,194,385       $ (7,602,324)
                                                ============       ============       ============
Weighted average common shares
 (denominator for basic income
 (loss) per share)                                 1,971,129          1,603,777          1,603,178
                                                ------------       ------------       ------------
Effect of dilutive securities:
  Convertible preferred stock                      1,466,792                 --                 --
  Employee stock options                              63,777                 --                 --
                                                ------------       ------------       ------------
Weighted average common and
  potential common shares
  outstanding (denominator for
  diluted income (loss)  per
  share)                                           3,501,698          1,603,777          1,603,178
                                                ============       ============       ============
Basic net income (loss) per share               $        .67       $       1.99       $      (4.74)
                                                ============       ============       ============
Diluted net income (loss) per share             $        .38       $       1.99       $      (4.74)
                                                ============       ============       ============

      Employee stock options totaling 263,700 and 252,400 for the years ended December 31, 2002 and 2001, respectively, were not included in the net income (loss) per share calculation because their effect would have been antidilutive. Convertible preferred stock totaling , 1,464,269 and 1,464,868 shares for the years ended December 31, 2002 and 2001, respectively, were not included in the net loss per share because their effect would have been antidilutive.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

(10)   INCOME TAXES

The provisions for income taxes consist of the following:

                              2003                                  2002                                   2001

                             State                                  State                                  State
                              And                                    And                                   And
               Federal       Local        Total       Federal       Local        Total      Federal        Local        Total
             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Current      $  (69,970)     154,214   $   84,244          --        37,167   $   37,167           --   $   32,786   $   32,786
Deferred       (421,400)         --      (421,400)         --           --           --     1,564,429       60,573    1,625,002
             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total tax
expense
(benefit)    $ (491,370)    (154,214)  $ (337,156)         --        37,167   $   37,167   $1,564,429       93,359   $1,657,778
             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

      The provision for income taxes for the year ended December 31, 2003 has been reduced by approximately $478,770 reflecting the benefits of net operating loss carryforwards utilized. In addition, the provision for income taxes have been reduced by approximately $91,000 due by the benefit of an Alternative Minimum Tax carryback refund. The change in valuation allowance from the beginning balances due to a change in circumstances resulting in a change in judgment about the realizability of deferred tax assets for the year ended December 31, 2003 was $421,400.

      The components of deferred income tax expense (benefit) on continuing operations attributable to income (loss) on continuing operations are as follows:

                                                             2003          2002            2001
                                                         -----------    -----------    -----------
      Deferred tax expense (benefit), exclusive of the
      effects of the other components listed below       $      --      $    (1,382)   $     3,082
      Increase (decrease) in beginning-of-the-year
      balance of the valuation allowance for deferred
      tax assets                                            (421,400)        32,557      1,625,002
      Generation of continuing operations net
      operating loss carryforward                               --          (31,175)        (3,082)
                                                         -----------    -----------    -----------
                                                         $  (421,400)   $      --      $ 1,625,002
                                                         ===========    ===========    ===========

      A reconciliation of the provision for income taxes attributable to income
      (loss) on continuing operations computed at the Federal statutory rate to the reported provision for income taxes follows:

                                                                 2003           2002         2001
                                                             -----------    -----------   -----------
    Tax provision at Federal
       statutory rate                                               34.0%          34.0%         34.0%
    State income taxes, net of
       federal benefit                                              12.6%         (35.5)%       131.2%
    Utilization of net operating loss carryforward                 (32.0)%          0.0 %         0.0%
    Benefit from Alternative Minimum Tax carryback refund           (9.0)%          0.0 %         0.0%
    Change in valuation allowance for
       deferred tax assets                                         (43.0)%        (37.9)%     3,344.0%
    Permanent differences                                            3.1%        (14.4)%         5.7%
    Other                                                            0.0%           0.0 %        13.9%
                                                             -----------    -----------   -----------
    Total                                                          (34.3)%        (53.8)%     3,528.8%
                                                             ===========    ===========   ===========


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below.


                                                      2003            2002
                                                  ------------    ------------
Deferred tax assets:
  Federal net operating loss carryforwards        $ 10,989,140    $ 12,191,239
  State net operating loss carryforwards               178,529         178,529
  Allowance for doubtful accounts receivable           111,150          34,608
  Additional costs inventoried for tax purposes        485,919         304,697
  Alternative minimum tax credit carryforward           21,786         113,156
  Goodwill                                             577,259            --
                                                  ------------    ------------
     Total gross deferred tax assets                12,363,783      12,822,229
     Less valuation allowance                      (11,934,740)    (12,727,209)
                                                  ------------    ------------
     Deferred tax assets, net                          429,043          95,020
                                                  ------------    ------------
 Deferred tax liabilities:
   Goodwill                                               --           (87,377)
   Depreciation                                         (7,643)         (7,643)
                                                  ------------    ------------
   Gross deferred tax liabilities                       (7,643)        (95,020)
                                                  ------------    ------------
   Net deferred tax assets                        $    421,400    $       --
                                                  ============    ============

      At December 31, 2002, a valuation allowance for 100% of the Company's net deferred tax assets had been reflected. However, during 2003, the valuation allowance on these deferred tax assets was reduced by $421,400 to reflect management's reassessment of the likelihood of utilizing net operating loss carryforwards in the future, based upon improved results of operations during 2003.

      During the years ended December 31, 2003 and 2002, the valuation allowance was decreased by $792,469 and $1,629,256, respectively in order to reflect the net deferred tax asset deemed recoverable, based upon projections of future taxable income.

      At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $ 32,321,000. Varying amounts of the net operating loss carryforwards will expire from 2004 through 2021.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                EXPIRATION YEAR                     NET OPERATING LOSSES
                ---------------                           -----------
                       2004                               $ 5,208,000
                       2005                                 8,245,000
                       2006                                 4,811,000
                       2007                                 4,945,000
                       2008                                   415,000
                       2020                                 5,960,000
                       2021                                 2,737,000
                                                          -----------
                                                          $32,321,000
                                                          ===========


      The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

      (11) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value, with the exception of the notes payable, because of the short term nature of these instruments.

      The notes payable approximate fair value as the interest rates are comparable to rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

      (12) SUPPLEMENTAL CASH FLOW INFORMATION

      The following is supplemental information relating to the consolidated statements of cash flows:

                                           2003        2002       2001
          Cash paid during the years for:
             Interest                     $543,646   $511,324   $643,708
                                          ========   ========   ========
             Income taxes                 $102,900   $ 23,024   $  7,700
                                          ========   ========   ========

      Non-cash transactions:

      During 2003 notes payable of $300,000 were incurred related to the acquisition of RAL.

      During 2002 and 2001, 34 and 2,165 shares, respectively, of convertible preferred stock were converted to a similar number of common shares. There were no conversions during 2003.

      During 2001, notes payable of $18,493 were incurred for the purchase of automobiles.

      (13) EMPLOYEE BENEFIT PLANS

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

      (a) 401(K) PLAN

      The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions. In 2003, 2002 and 2001, $137,508, $111,793 and $102,000, respectively, of contributions were made to the plan.

      (b) DEFERRED COMPENSATION PLAN

      During fiscal 1999, Universal adopted a Deferred Compensation Plan (the
      Plan) for a select group of management employees. The Plan was intended to provide certain executives with supplemental retirement benefits, as well as to permit the deferral of more of their compensation than they are permitted to defer under the 401(k) plan. The plan provided for a contribution equal to 5% of a participant's compensation to be made to the plan for those participants who are employed as of December 31. The plan was not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the plan was held by the Company in an investment trust, which was considered an asset of the Company. The investments which amounted to $122,506 at December 31, 2001, were classified as trading securities and were included in investment securities on the consolidated balance sheet as of December 31, 2001. The return on these underlying investments determined the amount of earnings credited to the employees. As was allowed under the plan, the Company terminated the plan during 2002. The proceeds of the plan investments were paid out to the plan participants.

      (14) BUSINESS AND CREDIT CONCENTRATIONS

      Universal purchases products from approximately 400 suppliers. In 2003, two suppliers accounted for 47% of Universal's purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. In 2002, two suppliers accounted for 49.1% of Universal's purchases.

      (15) COMMITMENTS

      (a)  COMPENSATION

      The Company has employment contracts with two officers and various employees with remaining terms ranging from two to three years. The amounts due under these contracts are $880,000 and $450,000 in the years ended December 31,2004 and 2005 respectively. These commitments do not include amounts that may be earned as a bonus.

       (b)LEASES

      The Company is obligated under operating leases for warehouse, office facilities and certain

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES office equipment. Rental expense, including real estate taxes, amounted to $1,404,475, $1,153,867 and $1,034,605 for the years ended December 31,
      2003, 2002 and 2001, respectively. At December 31, 2003, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

                      2004                   $   2,422,289
                      2005                       2,397,838
                      2006                       2,235,814
                      2007                       2,057,235
                      2008                       1,635,123
                   Thereafter                    1,882,258
                                             -------------
                    Total                    $  12,630,557
                                             =============

      (c) PRIVATE PLACEMENT

      On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of common stock at $0.30 per share, as determined by the Board of Directors. Bernard Korn (Chairman and President of the Company), purchased 167,000 shares, James W. Stewart (Executive Vice President and Director of the Company) purchased 100,000 shares, William Pagano (Director of the Company and President of Universal), purchased 335,000 shares, Jack Rose (Director of the Company), purchased 50,000 shares and Rita Folger (a private investor who owns 6.86% of the Company), purchased 150,000 shares. The proceeds of the private placement will be used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and will bear a legend to that effect.

      (16) SUBSEQUENT EVENTS

      (a) Private Placement

      On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company), purchased 165,000 shares, William Pagano (Director of the Company and President of Universal), purchased 165,000 shares, and Rita Folger (a private investor, who owns 9.42% of the Company), purchased 100,000 shares. The remaining 170,000 shares were purchased by a private investor, who owns less than 5% of the Company.

      The Company has used substantially all of the proceeds from the private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES from the State of Ohio. The Company has retired these convertible preferred shares.

      The stock from the private placement cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and bears a legend to that effect.

      (17) QUARTERLY RESULTS (UNAUDITED)

      The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2003 and 2002:

                                                                               QUARTER ENDED
                                                                         -------------------------
                                                       MAR. 31,          JUNE 30,         SEPT. 30,        DEC. 31,
                                                       -------           -------          -------          -------
                                                              (Dollars in thousand, except per share data)
2003
----
Net sales                                              $ 8,357           $10,690          $11,322          $14,302
Gross profit                                             2,465             2,998            3,224            4,479
Net income (loss)                                          (69)              181              325              883
Income (loss) per common share:
  Basic:
     Net income (loss)                                   (0.04)              .11              .14              .37
                                                       =======           =======          =======          =======
  Diluted:
     Net income (loss)                                   (0.04)              .06              .08              .22
                                                       =======           =======          =======          =======
2002
----
Net sales                                              $ 7,231           $ 9,173          $10,592          $10,003
Gross profit                                             2,211             2,645            2,901            2,862
Income (loss) from continuing operations                 (189)              (48)             142              (11)
Income on discontinued operation                                             --               --             3,300
Net income (loss)                                        (189)              (48)             142             3,289

Income (loss) per common share:
   Basic:
       Continuing operations                             (0.12)            (0.03)            0.09            (0.01)

       Income on discontinued operations                    --                --              --              2.06
                                                       -------           -------           ------          -------
            Net income (loss)                            (0.12)            (0.03)            0.09             2.05
                                                       =======           =======           ======          =======
   Diluted:
       Continuing operations                             (0.12)           (0.03)             0.05            (0.01)

       Income on discontinued operations                    --               --                --             2.06
                                                       -------           -------           ------          -------
            Net income (loss)                            (0.12)           (0.03)             0.05             2.05
                                                       =======           =======          =======          =======

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Colonial Commercial Corp.:

Under the date of October 2, 2003, we reported on the consolidated balance sheets of Colonial Commercial Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2002, which are included in the Company's 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the 2003 annual report on Form 10-K as it pertains to the two-year period ended December 31, 2002. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of Colonial Commercial Corp. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has had losses in 2001 and 2000, has stockholders' deficit at December 31, 2002 and has negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(c), Atlantic Hardware & Supply Corporation ("Atlantic"), a wholly owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c) paragraphs 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, our report to a change in the accounting for goodwill and other intangible assets.

/s/ KPMG LLP
--------------------
    KPMG LLP

Melville, New York
October 2, 2003

                                   Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

                                                                         Additions
                                                                         ---------
                                                 Balance at     Charged to      Charged to
                                                 Beginning       Costs and      Other                           Balance at
            Description                          of Year         Expenses       Accounts        Deductions      End of Year
--------------------------------------          ----------      ----------      ----------      ----------      ----------
For the year ended December 31, 2003
Allowance for doubtful accounts                 $  265,211         188,050          14,040        (182,472)(b)  $  284,829
                                                ==========      ==========      ==========      ==========      ==========
For the year ended December 31, 2002
Allowance for doubtful accounts                 $  253,156         111,339          19,592 (a)    (118,876)(b)  $  265,211
                                                ==========      ==========      ==========      ==========      ==========
For the year ended December 31, 2001
Allowance for doubtful accounts                 $  247,646          57,589          22,458 (a)     (74,537)(b)  $  253,156
                                                ==========      ==========      ==========      ==========      ==========

(a) Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

(b) Comprised primarily of uncollected accounts charged against the allowance.

                                INDEX TO EXHIBITS

                                                                                                    Incorporated by
                                                             Filed                                  Reference From
                                                           Herewith      Form       Date                Exhibit
------------------------------------------------------------------------------------------------------------------------
  3 (A) Certificate of  Incorporation of
           Registrant                                                   8-K           1/5/83                 1
           (i ) Certificate of Amendment of
                 the Certificate of Incorporation
                 Re: Authorized Common and
                 Convertible Preferred Shares
     (b) By-Laws of Registrant                                          8-K           1/5/83                  1
 4 (a)  Specimen of Common Stock certificate
   (b) Specimen above Convertible Preferred Stock
       certificate
10 (a) Employment Agreement dated as of
           January 1, 1998 between Registrant
           and Bernard Korn                                            10-KSB         3/31/99              10(a)
           (i) Amendment No. 1 dated April 1,
               1999 to Employment Agreement
               dated as of January 1, 1998
               Between Registrant and
               Bernard Korn                                            10-K           4/9/01               10(a)(i)
          (ii) Amendment No. 2 dated April 1,
               2000 to Employment Agreement
               dated as of January 1, 1998
               Between Registrant and
               Bernard Korn                                            10-K           4/9/01               10(a)(ii)
        (iii) Amendment No. 3 dated October 29,
               2002 to Employment Agreement
               dated as of January 1, 1998 between
               Registrant and Bernard Korn                             10-K           11/14/03
        (iv)  Amendment No. 4 dated October 29,
                2002 to Employment Agreement
                dated as of January 1, 1998
                between
                Registrant and Bernard Korn                            10-K           11/14/03
     (b)  Employment Agreement dated as of
            January 1, 2000 between Registrant
            and James W. Stewart                                       10-KSB         3/31/99              10(b)
           (i) First Amendment dated
               September 15, 2000 to Employ-
               Agreement dated as of January
               1, 2000 between Registrant and
               James W. Stewart                                        10-K           4/9/01               10(b)(i)
         (ii) Second Amendment dated October
               29, 2002 to Employment Agreement
               dated as of January 1, 2000 between
               Registrant and James W. Stewart                         10-K           11/14/03
      (c) 1996 Stock Option Plan                                       S-8            10/2/97              28 B
      (d)  Purchase agreement dated March,
            25, 1999 for business and assets
            subject to certain liabilities of
            Universal Supply Group, Inc.                               10-KSB         12/31/98             10(g)
           (i) Amendment No. 1 dated June
                25, 1999 to Purchase Agreement
                dated March 25, 1999                                   8-K            7/8/99               10(a)(ii)


                                                                                                    Incorporated by
                                                             Filed                                  Reference From
                                                           Herewith      Form       Date                Exhibit
------------------------------------------------------------------------------------------------------------------------
          (ii) Employment agreement dated
                June 25, 1999 between Universal
                Supply Group, Inc. and
                William Pagano                                            8-K         7/8/99              10(a)(iii)
          (iii) Loan and Security Agreement
                 dated June 24, 1999 between
                 LaSalle Bank National Associa-
                 tion and Universal Supply
                 Group, Inc.                                              8-K         7/8/99               10(a)(iv)
                 (iv) Demand Note
                 dated June 24,
                 1999 between LaSalle Bank
                 National Association and
                 Colonial Commercial Sub                                  8-K         7/8/99                10(a)(v)
                 Corp.
            (v) Guaranty of all liabilities and
                  Security Agreement of Colonial
                  Commercial Sub Corp. by
                  Colonial Commercial Corp. to
                  LaSalle Bank National Associa-
                  tion dated June 24, 1999                                8-K         7/8/99                10(a)(vi)
           (vi) Waiver and Tenth Amendment, dated
                  November 21, 2002 to the
                  Loan and Security Agreement, as
                  of June 24, 1999, between LaSalle
                  Bank National Association and
                  Universal Supply Group, Inc.                            10-K       12/31/01              10(e)(vi)
          (vii) Securities Pledge Agreement
                  dated November 21, 2002, made by the
                  Registrant, in favor of LaSalle
                  Bank National Association, re:
                  Universal
                  Supply Group, Inc.                                      10-K       12/31/01              10(e)(vii)
     (f) Certain documents related to
         Well-Bilt Steel Products, Inc.:
          (i) Reaffirmation Agreement,
              General Release Consent and
              Acknowledgement of Commercial
              Reasonableness of Private Sale
              dated February 1, 2001, between
              Atlantic Hardware & Supply
              Corporation, Universal Supply
              Group, Inc., Colonial Commercial
              Corp., and the secured lender                               8-K        2/15/01               10(a)(i)
         (ii)  Reaffirmation Agreement, General
               Release Consent and Acknowledgement of
               Commercial Reasonableness of Private Sale
               dated February 1, 2001 Between
               Well-Bilt Steel Products
               Inc. and the secured lender                                8-K         2/15/01               10(a)(ii)


                                                                                                    Incorporated by
                                                             Filed                                  Reference From
                                                           Herewith      Form       Date                Exhibit
------------------------------------------------------------------------------------------------------------------------
        (iii) Foreclosure Agreement dated
               February 1, 2001  between Independent
               Steel Products, LLC the  secured lender,
               Atlantic Hardware & Supply Corporation,
               Universal Supply Group, Inc.
               and Well-Bilt Steel Products, Inc.                      8-K           2/15/01             10(a)(iii)
         (iv) Bill of Sale and Assignment dated
                February 1, 2001 made by the
                Secured lender in favor of
                Independent Steel Products, LLC                        8-K           2/15/01             10(a)(iv)
     (g)  Inventory Control Agreement re:
           Universal Supply Group, Inc. taking in
           Inventory on a Consignment basis,
           dated August 9, 2001, between Douglas-
           Guardian Services Corporation,
           Universal Supply Group, Inc. and
           GMC Sales Corp.                                            10-K          12/31/01            10(g)
     (h) Agreement of Purchase and Sale of
           Assets dated July 1, 2002 between
           Goldman Associates of New York, Inc.
           and Universal Supply Group, Inc.                           10-K          11/14/03
     (i)  Private Placement Purchase Agreement
           dated June 30, 2003 by and among
           Colonial Commercial Corp. and the
           persons who are counterparts to the
           Agreement as "Investors"                                   10-K          11/14/03
     (j)  Asset Purchase Agreement
           dated September 5, 2003, for
           the purchase of certain assets,
           subject to certain liabilities
           of RAL Supply Group, Inc., by RAL
           Purchasing Corp., a wholly owned
           subsidiary of Colonial Commercial Corp.                    8-K           10/15/03
     (k) RAL Closing Statement dated
           September 30,2003.                                         8-K           10/15/03
11    Statement re computation of per share
        earnings (loss) (not filed since com-
        putations are readily apparent from the
        Consolidated financial statements)
21    Subsidiaries of Registrant                      Yes
23    Consent of Independent Accountants              Yes
31.1 Certification of Chief Executive Officer
      Pursuant to Rule 15d-14 of the Securities
      and Exchange Act of 1934, as amended, as
      Pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002                      Yes
31.2  Certification of Chief Financial Officer
      Pursuant to Rule 15d-14 of the Securities
      and Exchange Act of 1934, as amended, as
      Pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002                      Yes
32.1 Certification of Chief Executive Officer
        pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                    Yes
32.2 Certification of Chief Financial Officer
        pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the


                                                                                                    Incorporated by
                                                             Filed                                  Reference From
                                                           Herewith      Form       Date                Exhibit
------------------------------------------------------------------------------------------------------------------------

        Sarbanes-Oxley Act of 2002                    Yes
99.1  Code of Ethics                                  Yes
99.2  Affidavit, dated January 28, 2002, in
        Support of Atlantic's Petition for Relief
        under chapter 11 of the U. S. Bankruptcy
        Code                                                    10-K          12/31/01                 99.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL COMMERCIAL CORP.
                                   (Registrant)


                                   By: /S/ BERNARD KORN
                                       ----------------------------
                                         Bernard Korn, President

                                   By: /S/ JAMES W. STEWART
                                       ----------------------------
                                         James W. Stewart
                                         Treasurer, Chief Financial
                                         and Accounting Officer

Dated:  April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on April 14, 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

                                   By: /S/ BERNARD KORN
                                       ---------------------------------------
                                         Bernard Korn, President & Director

                                   By: /S/ JAMES W. STEWART
                                       ---------------------------------------
                                         Executive Vice President, Treasurer
                                         and Secretary/Director

                                   By: /S/ WILLIAM KOON
                                       ---------------------------------------
                                         William Koon, Director

                                   By: /S/ RONALD MILLER
                                       ---------------------------------------
                                         Ronald Miller, Director

                                   By: /S/ WILLIAM PAGANO
                                       ---------------------------------------
                                          William Pagano, Director

                                   By: /S/ JACK ROSE
                                       ---------------------------------------
                                         Jack Rose, Director

                                   By: /S/ CARL L. SUSSMAN
                                       ---------------------------------------
                                         Carl L. Sussman, Director