Form 10-Q
period 2004-03-31
COLONIAL COMMERCIAL CORP
filed 2004-06-03
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED MARCH 31, 2004 COMMISSION FILE NO. 1-6663


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

                           Yes X                No
                               -

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of June 1, 2004.

            Common Stock, par value $.05 per share - 3,013,768 shares Convertible Preferred Stock, par value $.05 per share - 863,612 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX


                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    March 31, 2004 (unaudited) and
                    December 31, 2003                                     1

                  Condensed Consolidated Statements of Operations
                    Three Months Ended March 31, 2004
                    and 2003 (unaudited)                                  2

                  Condensed Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 2004
                     and 2003 (unaudited)                                 3

                  Notes to Condensed Consolidated Financial
                        Statements (unaudited)                            4

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         6

     Item 3 -       Quantitative and Qualitative Disclosures About
                          Market Risk                                    11

     Item 4 -     Controls and Procedures                                11

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                      12

     Item 6 -      Exhibits and Reports on Form 8-K                      12

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
---------------------------------


                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                          MARCH 31       DECEMBER 31,
                      Assets                                                2004             2003
                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                             $    461,888    $    342,756
  Accounts receivable, net of allowance for doubtful accounts
    of $334,000 in 2004 and $285,000 in 2003                               6,554,418       6,253,900
  Inventory                                                                9,863,121       9,782,822
  Prepaid expenses and other current assets                                  694,956         620,678
  Deferred tax asset                                                         551,000         421,400
                                                                        ------------    ------------
            Total current assets                                          18,125,383      17,421,556
Property and equipment                                                     1,607,899       1,515,131
Goodwill                                                                   1,628,133       1,628,133
Other intangibles                                                             43,751          54,167
                                                                        ------------    ------------
                                                                        $ 21,405,166    $ 20,618,987
                                                                        ============    ============
            Liabilities and Stockholders' Equity
Current liabilities:
  Trade payable                                                         $  5,796,533    $  5,295,879
  Accrued liabilities                                                      1,438,101       1,513,578
  Income taxes payable                                                       126,827         175,614
  Borrowings under credit facility                                        12,873,408      12,232,030
  Notes payable - current portion                                             97,981         104,205
                                                                        ------------    ------------
            Total current liabilities                                     20,332,850      19,321,306
Notes payable, excluding current portion                                     311,322         326,700
                                                                        ------------    ------------
            Total liabilities                                             20,644,172      19,648,006
                                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock, $.05 par value, liquidation preference of $4,356,810 and $7,333,960 and 2,468,860 shares authorized, 871,362 in 2004 and 1,466,792 in 2003
    shares issued and outstanding                                             43,568          73,340
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 3,006,018 in 2004 and 2,403,318 in 2003 shares
    issued and outstanding                                                   150,302         120,166
  Additional paid-in capital                                               9,347,912       9,259,013
  Accumulated deficit                                                     (8,780,788)     (8,481,538)
                                                                        ------------    ------------
            Total stockholders' equity                                       760,994         970,981
                                                                        ------------    ------------

                                                                        $ 21,405,166    $ 20,618,987
                                                                        ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.




                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2004             2003

Sales                                               $ 12,525,359    $  8,357,683
Cost of sales                                          8,715,380       5,892,239
                                                    ------------    ------------
     Gross profit                                      3,809,979       2,465,444

Selling, general and administrative expenses, net      4,099,052       2,550,887
                                                    ------------    ------------
     Operating loss                                     (289,073)        (85,443)

Interest income                                               67             153
Other income                                              56,650          84,005
Interest expense                                        (179,915)       (150,541)
                                                    ------------    ------------
     Loss before income tax benefit                     (412,271)       (151,826)

Income tax benefit                                      (113,021)        (82,742)
                                                    ------------    ------------
    Net loss                                        $   (299,250)   $    (69,084)
                                                    ============    ============

Loss per common share:
  Basic                                             $      (0.11)   $      (0.04)
  Diluted                                           $      (0.11)   $      (0.04)

Weighted average shares outstanding:
  Basic                                                2,726,692       1,603,794
  Diluted                                              2,726,692       1,603,794






See accompanying notes to unaudited condensed consolidated financial statements.





                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                         2004         2003

Cash flows from operating activities:
   Net loss                                                           $(299,250)   $ (69,084)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Deferred tax benefit                                          (129,600)        --
         Provision for allowance for doubtful accounts                   66,384       25,135
         Stock-based compensation                                        84,900         --
         Depreciation                                                    95,811       45,373
         Amortization of intangibles                                     10,416       10,417
         Changes in assets and liabilities:
               Accounts receivable                                     (366,902)     587,646
               Inventory                                                (80,299)    (241,460)
               Prepaid expenses and other current assets                (74,278)      31,840
               Trade payable                                            500,655      622,751
               Accrued liabilities                                      (75,477)    (188,145)
               Income taxes payable                                     (48,787)     (40,230)
                                                                      ---------    ---------
                Net cash (used in) provided by operating activities    (316,427)     784,243
                                                                      =========    =========

Cash flows from investing activities:
    Additions to property and equipment                                (188,579)     (44,586)
                                                                      ---------    ---------
               Net cash used in investing activities                   (188,579)     (44,586)
                                                                      ---------    ---------

Cash flows from financing activities:
    Payments on notes payable                                           (21,602)      (7,722)

    Issuance of common stock                                            360,000         --
    Retirement of preferred stock                                      (355,638)        --
    Net borrowings (repayments) under credit facility                   641,378     (309,523)
                                                                      ---------    ---------
               Net cash provided by (used in) financing activities      624,138     (317,245)
                                                                      ---------    ---------
Increase  in cash and cash equivalents                                  119,132      422,412
Cash and cash equivalents - beginning of period                         342,756      296,764
                                                                      ---------    ---------
Cash and cash equivalents - end of period                             $ 461,888    $ 719,176
                                                                      =========    =========


See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements

                                 March 31, 2004
                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         The consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be achieved for the full year.

         Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

         The Company has one industry segment - wholesale distributor of heating, ventilation and air conditioning.

         Inventory is comprised of finished goods.

         STOCK OPTIONS

         The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. No stock-based compensation cost is included in net loss, related to options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant and all outstanding options are fully vested. No options were granted during the three-month period ended March 31, 2004. During the three months ended March 31, 2003, 104,000 stock options were granted at market price and were fully vested. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation
         - Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model.

                                                              For the Three
                                                                 Months
                                                                 Ended
                                                                March 31,

                                                           2004           2003
                                                           ----           ----
         Net loss, as reported                         $ (299,250)      (69,084)
         Add:    stock-based compensation
                 related to option repricing               84,900          --
         Deduct: stock-based compensation
                 expense determined under
                 fair value method for all
                 stock options, net of related
                 income tax benefit                         --          (26,000)
                                                         --------       --------


         Pro forma net loss                              (214,350)      (95,084)
         Basic income (loss) per share, as reported         (0.11)         (.04)
         Basic income (loss) per share, pro forma           (0.08)         (.06)
         Diluted income (loss) per share, as reported       (0.11)         (.04)
         Diluted income (loss) per share, pro forma         (0.08)         (.06)




(2)      EQUITY TRANSACTIONS


         On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company) purchased 165,000 shares, William Pagano (Director of the Company and President of Colonial Commercial Corp.'s ("Colonial") wholly owned subsidiary, Universal Supply Group, Inc.) ("Universal"), purchased 165,000 shares, and Rita Folger (a private investor who owns 11.4% of the Company) purchased 100,000 shares. The remaining 170,000 shares were purchased by a private investor who owns less than 5% of the Company.

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

         During the three months ended March 31, 2004, the Company converted a total of 2,700 shares of redeemable convertible preferred stock for 2,700 shares of the Company's common shares.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                      Three Months Ended
                                             MARCH 31,2004        MARCH 31, 2003
        Cash paid during the period for:
             Interest                         $  154,484           $  129,887
             Income taxes                     $  131,212           $     --


(4)      NET LOSS PER COMMON SHARE

         Employee stock options totaling 245,500 and 223,900 for the three months ended March 31, 2004 and 2003, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock totaling 871,362 and 1,464,252 for the three months ended March 31, 2004 and 2003, respectively were not included in the net loss per share because their effects would have been anti-dilutive.


(5)      NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the amounts reported of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Some of these uncertainties are discussed below under "Risks and Uncertainties."

         We believe the following to be critical accounting policies that affect the most significant estimates and judgments used in the preparation of our consolidated financial statements:

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         Prior to January 1, 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

Results of Operations - Three Months Ended March 31, 2004 and 2003

         The Company reported a net loss of $299,250 for the first quarter of 2004, as compared to a net loss of $69,084 in the 2003 quarter.


         Sales from operations increased by $4,167,676 or 49.9% over the same period in 2003. The inclusion of RAL Supply Group, Inc. ("RAL"), which was acquired on September 30, 2003, and American/Universal Supply Inc. ("American"), which was a new operation that commenced on or about July 1, 2003, accounted for $3,099,435 of this increase. The remaining increase in sales was related to increased market penetration in the core business of Universal. Simultaneously, gross margin dollars increased by $1,344,535 substantially and directly related to the sales increases. Gross margins expressed as a percentage of sales increased from 29.50% in 2003 to 30.42% in 2004, primarily due to increases in sales of deluxe higher margin products.


         Selling, general and administrative expenses and cost of operations increased by $1,548,165 primarily due to the inclusion of expenses related to RAL and American, as well as higher utility rates, fuel costs and insurance expenses.

         Salaries and benefits increased by $670,717 or 44.95% due to additional personnel added by RAL and American, as well as an increase in medical insurance benefits.

         Included in the increase in payroll and benefits, medical and hospitalization insurance costs were increased by $62,656 over the same period last year, an increase of 74.9% due to increased personnel related to RAL and American and a general increase in hospitalization costs.

         General insurance costs increased by $48,903 to $80,978 or 152.5% of which $30,620 was related to RAL and American and the balance related to increased sales volume and increased insurance rates.

         Depreciation increased by approximately $51,000 to $95,811. Of this amount, $34,000 is related to the RAL and American operations.

         Interest expense increased by $29,374 in the 2004 quarter totally related to increased borrowing required to support increased inventory and accounts receivable of RAL and American, which are directly related to increased sales.

         The Company recorded a federal tax benefit of $129,600 for the first quarter of 2004 due to the fact that it expects to be profitable for the remainder of the year. During the first quarter of 2003, the Company recorded a federal tax benefit of $82,742 due to the receipt of tax refunds not previously accrued.

Liquidity and Capital Resources

         As of March 31, 2004, the Company had $461,888 in cash and cash equivalents compared with $342,756 at December 31, 2003.

         Between December 31, 2003 and March 31, 2004, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

         Cash flows used by operations were $316,427 during the three months ended March 31, 2004. Accounts receivable increased due to customer and product mix. Accounts payable increased due to increased inventory required to prepare for the second quarter air conditioning season and to the utilization of extended terms.

         Cash flows used in investing activities of $188,579 during the three months ended March 31, 2004 were due to the purchase of property.

         The cash flows provided by financing activities of $624,138 were provided from borrowings made on the credit facility of $641,378 and the sale of 600,000 shares of common stock in a private placement for $360,000. The cash flows used in financing activities were due primarily to the purchase and retirement of 592,730 shares of preferred stock for $355,638 and the repayment on notes payable of $21,602.

         At March 31, 2004, amounts outstanding under the credit facility were $12,873,408, of which $16,000 represents a term loan payable in April 2004, and $2,040,000 represent a term loan payable in 45 remaining monthly installments of agreed amounts under an amortization schedule. Although the term loans are payable over specified periods, the Bank can demand payment at any time.

         The Company believes that the credit facility is sufficient to finance its current operating needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's pre-tax earnings and cash flows are exposed to changes in interest rates, as all borrowings under its credit facility bear interest based on the prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would increase the pre-tax loss and cash flow by approximately $ 62,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2004. The fair value of the borrowings under the credit facility is not significantly affected by changes in market interest rates.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 28, 2002, Atlantic, a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The Company and its other operations are not part of the

Chapter 11 filing. The Company does not believe that Atlantic will emerge from the reorganization with any value for the Company.

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

         32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2  Certification of Chief Financial Officer pursuant to18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K:

         (i) Form 8-K filed February 25, 2004 to report financial results for the years ended December 31, 2001 and December 31, 2002 and for the quarters ended March 31, June 30 and September 30, 2003.

         (ii) Form 8-K filed March 30, 2004 to report financial results for the year ended December 31, 2003.



                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   June 1, 2004                   COLONIAL COMMERCIAL CORP.

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