Form 10-Q
period 2004-06-30
COLONIAL COMMERCIAL CORP
filed 2004-08-16
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED JUNE 30, 2004 COMMISSION FILE NO. 1-6663


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

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of August 4, 2004.

     Common Stock, par value $.05 per share - 4,046,679 shares Convertible Preferred Stock, par value $.05 per share - 850,701 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

INDEX
                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

      Item 1 -    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    June 30, 2004 (unaudited) and
                    December 31, 2003                                                1

                  Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2004
                    and 2003 (unaudited)                                             2

                  Condensed Consolidated Statements of Operations
                     Six Months Ended June 30, 2004
                     and 2003 (unaudited)                                            3

                  Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2004
                     and 2003 (unaudited)                                            4

                  Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                          5

     Item 2 -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                    9

     Item 3 -     Quantitative and Qualitative Disclosures About
                    Market Risk                                                     13

     Item 4 -     Controls and Procedures                                           13

PART II. OTHER INFORMATION

     Item 1 -     Legal Proceedings                                                 14

     Item 2 -     Changes in Securities, Issuer Purchases of Equity Securities      14

     Item 3 -     Defaults Upon Senior Securities                                   16

     Item 4 -     Submission Of Matters To A Vote of Security Holders               16

     Item 5 -     Other Information                                                 16

     Item 6 -     Exhibits and Reports on Form 8-K                                  16



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
---------------------------------

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                  June 30,               December 31,
                                                                                    2004                     2003
                                                                                 ------------            ------------
  Assets                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $    960,427            $    342,756
  Accounts receivable, net of allowance for doubtful accounts
    of $368,000 in 2004 and $285,000 in 2003                                        7,858,631               6,253,900
  Inventory                                                                        10,271,802               9,782,822
  Prepaid expenses and other current assets                                           895,572                 620,678
  Deferred tax asset                                                                  551,000                 421,400
                                                                                 ------------            ------------
            Total current assets                                                   20,537,432              17,421,556
Property and equipment                                                              1,549,451               1,515,131
Goodwill                                                                            1,628,133               1,628,133
Other intangibles                                                                      33,334                  54,167
                                                                                 ------------            ------------
                                                                                 $ 23,748,350            $ 20,618,987
                                                                                 ============            ============
            Liabilities and Stockholders' Equity
Current liabilities:
  Trade payables                                                                 $  6,327,027            $  5,295,879
  Accrued liabilities                                                               1,847,157               1,513,578
  Income taxes payable                                                                145,721                 175,614
  Borrowings under credit facility                                                 13,619,362              12,232,030
  Notes payable - current portion                                                      96,235                 104,205
                                                                                 ------------            ------------
            Total current liabilities                                              22,035,502              19,321,306
Notes payable, excluding current portion                                              322,309                 326,700
                                                                                 ------------            ------------
            Total liabilities                                                      22,357,811              19,648,006
                                                                                 ------------            ------------

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock, $.05 par value,
    liquidation preference of $4,288,060 and $7,333,960 and
    2,468,860 shares authorized, 857,612 in 2004 and 1,466,792
    in 2003 shares issued and outstanding                                              42,880                  73,340
  Common stock, $.05 par value, 20,000,000 shares authorized,
     3,019,768 in 2004 and 2,403,318 in 2003 shares issued and
     outstanding                                                                      150,990                 120,166
  Additional paid-in capital                                                        9,313,952               9,259,013
  Accumulated deficit                                                              (8,117,283)             (8,481,538)
                                                                                 ------------            ------------
            Total stockholders' equity                                              1,390,539                 970,981
                                                                                 ------------            ------------

                                                                                 $ 23,748,350            $ 20,618,987
                                                                                 ============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For The Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------
Sales                                               $ 16,148,926    $ 10,689,646
Cost of sales                                         11,351,064       7,691,595
                                                    ------------    ------------
     Gross profit                                      4,797,862       2,998,051

Selling, general and administrative expenses, net      4,032,186       2,704,544
                                                    ------------    ------------
     Operating income                                    765,676         293,507


Other income                                             125,560          55,973
Interest expense                                        (193,137)       (147,883)
                                                    ------------    ------------
    Income before income taxes                           698,099         201,597

Income tax expense                                        34,594          20,778
                                                    ------------    ------------
   Net income                                       $    663,505    $    180,819
                                                    ============    ============
Income per common share:
   Basic                                            $       0.22    $       0.11
   Diluted                                                  0.16            0.06


Weighted average shares outstanding:
  Basic                                                3,011,554       1,603,794
  Diluted                                              4,081,840       3,068,046

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For The Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Sales                                              $ 28,674,285    $ 19,047,329
Cost of sales                                        20,066,444      13,583,834
                                                   ------------    ------------
     Gross profit                                     8,607,841       5,463,495

Selling, general and administrative expenses, net     8,131,238       5,255,431
                                                   ------------    ------------
     Operating income                                   476,603         208,064


Other income                                            182,277         140,131
Interest expense                                       (373,052)       (298,424)
                                                   ------------    ------------
    Income before income taxes                          285,828          49,771

Income tax benefit                                      (78,427)        (61,964)
                                                   ------------    ------------
    Net income                                     $    364,255    $    111,735
                                                   ============    ============

Income per common share:
   Basic                                           $       0.13    $       0.07
   Diluted                                                 0.09            0.04

Weighted average shares outstanding:
  Basic                                               2,869,123       1,603,794
  Diluted                                             4,078,661       3,068,046

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For The Six Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                 2004             2003
                                                               -----------    -----------
Cash flows from operating activities:
   Net income                                                  $   364,255    $   111,735
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Deferred tax benefit                                     (129,600)          --
         Provision for allowance for doubtful accounts             150,765         89,425
         Stock-based compensation                                   50,940           --
         Depreciation                                              176,788         94,495
         Amortization of intangibles                                20,833         20,833
         Changes in assets and liabilities:
                Accounts receivable                             (1,755,496)      (280,958)
                Inventory                                         (488,980)      (622,850)
                Prepaid expenses and other current assets         (274,894)      (228,656)
                Trade payable                                    1,031,147      1,044,846
                Accrued liabilities                                333,579          4,105
                Income taxes payable                               (29,893)       (40,230)
                                                               -----------    -----------
                Net cash (used in) provided by
                  operating activities                            (550,556)       192,745
                                                               -----------    -----------

Cash flows from investing activities:
    Additions to property and equipment                           (211,106)      (100,523)
                                                               -----------    -----------
               Net cash used in investing activities              (211,106)      (100,523)
                                                               -----------    -----------

Cash flows from financing activities:
    Payments on notes payable                                      (35,232)       (16,286)
    Issuance of notes payable                                       22,871         24,471
    Retirement of preferred stock                                 (355,638)          --
    Issuance of common stock                                       360,000           --
    Net borrowings under credit facility                         1,387,332        194,175
                                                               -----------    -----------
               Net cash provided by financing activities         1,379,333        202,360
                                                               -----------    -----------
Increase in cash and cash equivalents                              617,671        294,582
Cash and cash equivalents - beginning of period                    342,756        296,764
                                                               -----------    -----------
Cash and cash equivalents - end of period                      $   960,427    $   591,346
                                                               ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results that may be achieved for the full year.

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

         The Company has one industry segment - wholesale distribution of heating, ventilation and air conditioning.

         Inventory is comprised of finished goods.

         STOCK OPTIONS

         The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. The Company recognized stock-based compensation related to option repricing for options previously awarded.For the three and six months ended June 30, 2004 the amount of stock-based compensation was $(33,960) and $50,940, respectively. No stock-based compensation cost is included in net income related to options granted during periods presented, since they had an exercise price equal to the market value of the stock on the date of grant and all outstanding options are fully vested. During the six months ended June 30, 2004, no stock options were granted. During the six months ended June 30, 2003, 104,000 stock options were granted at market price and were fully vested. In accordance with SFAS No. 148,"Accounting For Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net income and net income per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option pricing model.

                                                           For The Three                      For the Six
                                                           Months Ended                       Months Ended
                                                             June 30,                           June 30,
                                                      2004              2003             2004             2003
                                                   ----------        ----------       ----------        ---------
Net income, as reported                            $  663,505        $  180,819       $  364,255        $ 111,735

 Add:    Stock-based compensation
         related to option repricing                  (33,960)             --             50,940              --

 Deduct: Stock-based compensation
         expense determined under
         fair value method for all
         stock options, net of
         related income tax benefit                      --                --                --             26,000
                                                   ----------        ----------        ----------        ---------

 Pro forma net income                              $  629,545        $  180,819        $  415,195        $  85,735
                                                   ==========        ==========        ==========        =========

 Basic income per share, as reported               $      .22        $      .11        $      .13        $     .07
                                                   ==========        ==========        ==========        =========
 Basic income per share, pro forma                 $      .21        $      .11        $      .14        $     .05
                                                   ==========        ==========        ==========        =========
 Diluted income per share, as reported             $      .16        $      .06        $      .09        $     .04
                                                   ==========        ==========        ==========        =========
 Diluted income per share, pro forma               $      .15        $      .06        $      .10        $     .03
                                                   ==========        ==========        ==========        =========

 (2)     EQUITY TRANSACTIONS

         On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. See Part II, Item 2(a) for more information on this and two other private placements.

         The Company has used substantially all of the proceeds from the February 12, 2004 private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares.

         These securities were issued in reliance on the exemption set forth in section 4(2) of the Act from registration requirements under the Act.

         The following is a list of investors who purchased these shares:

                                     Amount of              Cash
         Name                      Common Shares        Consideration
         ------------              -------------        -------------

         Rita C. Folger                  100,000        $      60,000
         Michael Goldman                 170,000              102,000
         Bernard Korn                    165,000               99,000
         William Pagano                  165,000               99,000
                                   -------------        -------------
                Total                    600,000        $     360,000
                                   =============        =============


         During the six months ended June 30, 2004, holders of a total of 16,450 shares of redeemable convertible preferred stock converted these shares into 16,450 shares of common stock.

(3)       SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental information relating to the consolidated statements of cash flows:
                                                    Six Months Ended
                                            June 30,2004         June 30, 2003
                                            ------------         -------------
        Cash paid during the period for:
             Interest                        $   306,733            $  261,290
             Income taxes                    $   131,212            $       --

         During the six months ended June 30, 2004, the Company converted 16,450 shares of convertible preferred stock to a similar number of common shares.

(4)      NET INCOME  PER COMMON SHARE

         Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                               For The Three Months                        For The Six Months
                                                  Ended June 30,                             Ended June 30,
                                             2004                 2003                 2004                 2003
                                          ----------           ----------           ----------           ----------

                Net income (numerator)    $  663,505           $  180,819           $  364,255           $  111,735
                                          ==========           ==========           ==========           ==========
                Weighted average
                   common shares
                   (denominator for
                   basic income
                   per share)              3,011,554            1,603,794            2,869,123            1,603,794

                Effect of dilutive
                  securities:
                  Convertible preferred
                    stock                    865,826            1,464,252            1,014,639            1,464,252

                  Stock Options              204,460                   --              194,899                  --
                                          ----------           ----------           ----------           ----------
                Weighted average
                  common and potential
                  common shares out-
                  standing (denominator
                  for diluted income
                  per share)               4,081,840            3,068,046            4,078,661            3,068,046
                                          ==========           ==========           ==========           ==========

                Basic net income
                  per share               $      .22           $      .11           $      .13           $      .07
                                          ==========           ==========           ==========           ==========

                Diluted net income
                  per share               $      .16           $      .06           $      .09           $      .04
                                          ==========           ==========           ==========           ==========


         Employee stock options totaling 229,300 for the three and six months ended June 30, 2003, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

(5)      SUBSEQUENT EVENTS

         (a)      Private Placements

                  On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable ("Notes"), bearing interest at 11% per annum, payable quarterly, with 50% of the principal payable on the last day of the fourth anniversary and 50% of the principal payable on the last day of the fifth anniversary. The Notes are convertible to common stock at $3.00 per share during the term of the Notes. (See Part II, Item 2 for more information as to the purchasers.)

                  On July 30, 2004, the Company completed a private placement with Michael Goldman and Goldman Associates of New York, Inc. pursuant to Regulation D of the Securities Act of 1933. For total consideration of $1,500,000, the Company issued to Goldman Associates of New York, Inc. 600,000 shares of common stock at $1.25 per share, a $750,000 subordinated secured note payable, earning interest at the prime rate, interest payable quarterly, principal payable on December 31, 2008, and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring December 31, 2008.

                  These securities were issued in reliance on the exemption set forth in Section 4(2) of the Act from registration requirements under the Act.

                  On July 19, 2004 and July 26, 2004 holders of a total of 2,611 and 4,300 shares, respectively, of redeemable convertible preferred stock converted these shares into a total of 6,911 of common stock.

         (b)      Financing Arrangements

                  On July 29, 2004, the Company completed a $15,000,000 secured loan facility with Wells Fargo Business Credit Inc. consisting of a $15,000,000 revolving line of credit including a $2,000,000 three-year term loan. The revolving credit line bears interest at 1/4% below prime and the term loan bears interest at 1/2% above prime. All loans are collateralized by the assets of the Company, as well as a pledge of all the outstanding stock of its operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends and capital expenditures. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement. The Company used approximately $12,865,000 of the proceeds of this facility to repay its previous senior lender and will use the balance for additional working capital.

(6)       NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 (FIN 46-R). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the amounts reported of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations - Three Months ended June 30, 2004 and 2003

         The Company reported net income of $663,505 for the second quarter of 2004, as compared to net income of $180,819 in the second quarter of 2003.

         Sales from operations increased by $5,459,280 or 51.1% over the same period in 2003. The inclusion of RAL Supply Group, Inc. ("RAL"), which was acquired on September 30, 2003, and American/Universal Supply Inc. ("American"), which was a new operation that commenced on or about July 1, 2003, accounted for $4,193,470 of this increase. The remaining increase in sales was related to increased market penetration in the core business of Universal. Simultaneously, gross margin dollars increased by $1,799,811 substantially because of the sales increases. Gross margins expressed as a percentage of sales increased from 28.05% in 2003 to 29.71% in 2004, primarily due to increases in sales of higher margin products.

         Selling, general and administrative expenses and cost of operations increased by $1,327,642 primarily due to the inclusion of operating expenses related to RAL and American, as well as higher utility rates, fuel costs and insurance expenses.

         Interest expense increased by $45,254 in the 2004 quarter totally related to increased borrowing required to support increased inventory and accounts receivable of RAL and American, which are direct functions of increased sales.

         The Company recorded a federal tax benefit of $209,500 for the second quarter of 2004, an amount equal to the federal tax provision for the second quarter, in order to recognize the utilization of available operating loss carryforwards. During the second quarter of 2003, the Company recorded a federal tax benefit in an amount equal to its provision for federal taxes as it had tax operating loss carryforwards available.

Results of Operations - Six Months Ended June 30, 2004 and 2003

         The Company reported net income of $364,255, for the six months of 2004, as compared to net income of $111,735 in the six months of 2003.

         Sales from operations increased by $9,626,956 or 50.5% over the same period in 2003. The inclusion of RAL Supply Group, Inc. ("RAL"), which was acquired on

September 30, 2003, and American/Universal Supply Inc. ("American"), which was a new operation that commenced on or about July 1, 2003, accounted for $7,147,785 of this increase. The remaining increase in sales was related to increased market penetration in the core business of Universal. Simultaneously, gross margin dollars increased by $3,144,346 because of the sales increases. Gross margins expressed as a percentage of sales increased from 28.68% in 2003 to 30.02% in 2004, primarily due to increases in sales of higher margin products.

         Selling, general and administrative expenses and cost of operations increased by $2,875,807, primarily due to the inclusion of expenses related to RAL and American, as well as higher utility rates, fuel costs and insurance expenses.

         Interest expense increased by $74,628 in the 2004 quarter because of increased borrowing to support increased inventory and accounts receivable of RAL and American.

         The Company recorded a federal tax benefit of $129,600 for the first half of 2004, recognizing available operating loss carryforwards. This compares to a federal tax benefit of $91,371 recorded in the first half of 2003, due to the receipt of tax refunds not previously accrued.

Liquidity and Capital Resources

         As of June 30, 2004, the Company had $960,427 in cash and cash equivalents compared with $342,756 at December 31, 2003.

            Between December 31, 2003 and June 2004, there were no material changes in obligations associated with operating agreements, obligations to financial institutions and other long-term debt obligations.

           Cash flows used by operations were $550,556 during the six months ended June 30, 2004. Trade payables increased due primarily to increased inventory purchases resulting from an overall increase in sales. Accounts receivable increased due to an increase in sales in the second quarter of 2004 and timing of customer payments.

           Cash flows used in investing activities of $211,106 during the six months ended June 30, 2004 were due to the purchase of property and equipment.

           The cash flows provided by financing activities of $1,379,333 included borrowings on the credit facility of $1,387,332, as well as borrowings on notes payable of $22,871. Financing activities also include the sale of 600,000 shares of common stock for $360,000 in a private placement dated February 12, 2004, the proceeds of which were used to repurchase 592,730 shares of convertible preferred stock for $355,638.

         At June 30, 2004, amounts outstanding under the Company's then existing credit facility were $13,619,362. This credit facility was refinanced July 29, 2004. (See footnote 5, Subsequent Events.). The Company believes that its credit facility is sufficient to finance its current operating needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's pre-tax earnings and cash flows are exposed to changes in interest rates, as all borrowings under its credit facility at June 30, 2004 bear interest based on that prime rate plus 0.5%, except for the $2.5 million term loan, which bears interest at a rate of prime plus 2.5%. A hypothetical 10% adverse change in such rates would decrease the pre-tax income and cash flow by approximately $64,900 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2004. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates. (See footnote 5(b), Subsequent Events.)

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

(b)      CHANGES IN INTERNAL CONTROLS

         Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Sale of Unregistered Securities:

          (a) On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. See Part 2, Item 2(a).

                  The Company has used substantially all of the proceeds from this private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company has retired these convertible preferred shares. (See Item 2(b)).

                  The following is a list of investors who purchased these shares:

                                                Amount of           Cash
                           Name               Common Shares    Consideration

                  Rita C. Folger                  100,000         $  60,000
                  Michael Goldman                 170,000         $ 102,000
                  Bernard Korn                    165,000         $  99,000
                  William Pagano                  165,000         $  99,000
                                                  -------         ---------
                                   Total          600,000         $ 360,000
                                                  =======         =========

                  On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable ("Notes"), bearing interest at 11% per annum, payable quarterly, with 50% of the principal payable on the last day of the fourth anniversary and 50% of the principal payable on the last day of the fifth anniversary. The Notes are convertible to common stock at $3.00 per share during the term of the Notes.

                  The following table lists the purchasers of the private placement dated July 29, 2004:

                                               Amount of             Convertible                Cash
                           Name              Common Shares              Note                Consideration
                  --------------------       -------------           -----------            -------------
                  Richard A. Cancelosi              40,000            $   50,000               $  100,000
                  James Fallon                      40,000            $   50,000               $  100,000
                  Rita Folger                       80,000            $  100,000               $  200,000
                  Margret Friedrich                 40,000            $   50,000               $  100,000
                  Eileen Goldman                    20,000            $   25,000               $   50,000
                  John A. Hildebrandt               40,000            $   50,000               $  100,000
                  Paul H. Hildebrandt               40,000            $   50,000               $  100,000
                  William Pagano                    80,000            $  100,000               $  200,000
                  William Salek                     40,000            $   50,000               $  100,000
                                                ----------            ----------               ----------
                       Total                       420,000            $  525,000               $1,050,000
                                                ==========            ==========               ==========

                  On July 30, 2004, the Company completed a private placement with Michael Goldman and Goldman Associates of New York, Inc. pursuant to Regulation D of the Securities Act of 1933. For total consideration of $1,500,000, the Company issued to Goldman Associates, Inc. of New York 600,000 shares of common stock at $1.25 per share, a $750,000 subordinated secured note payable, earning interest at the prime rate, interest payable quarterly, principal payable on December 31, 2008, and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring December 31, 2008.

                  These securities were issued in reliance on the exemption set forth in Section 4(2) of the Act from registration requirements under the Act.

         (b) The following table provides information about purchases by the Company (and its affiliated purchasers) during the six months ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   Total Number          Maximum Number
                                                                   of Shares (or         (or Approximate
                                                                   Units)                Dollar Value) of
                                                                   Purchased as          Shares (or Units)
                        Total Number                               Part of               that May Yet Be
                        of Shares (or         Average Price        Publicly              Purchased Under
                        Units)                Paid per share       Announced             the Plans or
Period                  Purchased (1)         (Or Unit)            Plans or Programs     Programs
------                  -----------------     --------------       -----------------     ----------------
02/01/04-               592,730 Shares of          $     .60             N/A                   N/A
02/29/04                Convertible
                        Preferred Stock


(1) On February 12, 2004, the Company used substantially all of the proceeds from its February 12, 2004 private placement of 600,000 common shares to purchase 592,730 shares of escheated convertible preferred stock at $.60 per share from the State of Ohio. The Company has retired these convertible preferred shares.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters To A Vote Of Security Holders

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

              (4) Instruments Defining the Rights of Security Holders, Including Indentures


                    4.1    Private Placement Agreement

                    4.2    Convertible Note Payable

                    4.3    Goldman Associates, Inc. of N.Y. Agreement

                    4.4    Goldman Associates, Inc. of N.Y.  Note

                    4.5    Goldman Associates, Inc.  of N.Y. Warrant
                             Agreement

             (10)    Material Contracts

                      10.1 Wells Fargo Business Credit, Inc. Loan Agreement

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

         b. Reports on Form 8-K:

               (i) Form 8-K filed June 7, 2004 to report financial results for the quarter ended March 31, 2004.

             (ii) Form 8K/A-1 filed April 20, 2004 to amend the Company's current report on Form 8-K dated October 15, 2003 relative to the acquisition of RAL. This report amended the information provided under item 7(a) and 7(b).

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August  __, 2004             COLONIAL COMMERCIAL CORP.

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