Form 10-Q
period 2004-09-30
COLONIAL COMMERCIAL CORP
filed 2004-11-15
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2004    Commission File No. 1-6663
     ----------------------------------------    --------------------------


                            COLONIAL COMMERCIAL CORP.
                            -------------------------
               (Exact Name of Company as Specified in its Charter)


             New York                                           11-2037182
             --------                                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

120 New South Road, Hicksville, New York                          11801
-----------------------------------------                         -----
 (Address of Principal Executive Offices)                       (Zip Code)

      Company's Telephone Number, Including Area Code:  516-681-4647
                                                        ------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes |_|         No |X|

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|         No |_|

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of October 31, 2004

            Common Stock, par value $.05 per share - 4,089,372 shares Convertible Preferred Stock, par value $.05 per share - 814,508 shares

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 2004 (Unaudited) and
                December 31, 2003                                            1

              Condensed Consolidated Statements of Operations
                Three Months Ended September 30, 2004
                and 2003 (Unaudited)                                         2

              Condensed Consolidated Statements of Operations
                 Nine Months Ended September 30, 2004
                 and 2003 (Unaudited)                                        3

              Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2004
                 and 2003 (Unaudited)                                        4

              Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                      5

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               10


     Item 3 - Quantitative and Qualitative Disclosures About Market Risk     17

     Item 4 - Controls and Procedures                                        17

PART II. OTHER INFORMATION

     Item 1 - Legal Proceedings                                              19

     Item 2 - Changes in Securities, Issuer Purchases of Equity Securities   19

     Item 3 - Defaults Upon Senior Securities                                20

     Item 4 - Submission Of Matters To A Vote of Security Holders            20

     Item 5 - Other Information                                              21

     Item 6 - Exhibits and Reports on Form 8-K                               21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                          September 30,     December 31,
                                                                              2004              2003
                                                                          ------------      ------------
                                                                           (Unaudited)
                          Assets
Current assets:
  Cash and cash equivalents                                               $    472,225      $    342,756
  Accounts receivable, net of allowance for doubtful accounts
    of $409,900 in 2004 and $285,000 in 2003                                 8,262,124         6,253,900
  Inventory                                                                 11,068,271         9,782,822
  Prepaid expenses and other current assets                                  1,062,015           620,678
  Deferred tax asset                                                           153,000           421,400
                                                                          ------------      ------------
              Total current assets                                          21,017,635        17,421,556
Property and equipment                                                       1,595,521         1,515,131
Deferred tax asset                                                             914,000                --
Goodwill                                                                     1,628,133         1,628,133
Other intangibles                                                               30,417            54,167
                                                                          ------------      ------------
                                                                          $ 25,185,706      $ 20,618,987
                                                                          ============      ============

              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Trade payables                                                          $  4,915,211      $  5,295,879
  Accrued liabilities                                                        1,520,840         1,513,578
  Income taxes payable                                                          72,167           175,614
  Borrowings under credit facility                                          12,472,475        12,232,030
  Notes payable - current portion                                              104,361           104,205
                                                                          ------------      ------------
              Total current liabilities                                     19,085,054        19,321,306
  Notes payable, excluding current portion                                   1,457,915           326,700
  Borrowing under credit facility: term loan                                   916,667                --
                                                                          ------------      ------------
              Total liabilities                                             21,459,636        19,648,006
                                                                          ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock, $.05 par value, liquidation preference of $4,090,055 and $7,333,960 and 2,468,860 shares authorized, 818,011 shares in 2004 and 1,466,792 shares in 2003
    issued and outstanding                                                      40,900            73,340
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 4,079,369 shares in 2004 and 2,403,318 shares in 2003
    issued and outstanding                                                     203,967           120,166
  Additional paid-in capital                                                10,759,411         9,259,013
  Accumulated deficit                                                       (7,278,208)       (8,481,538)
                                                                          ------------      ------------
              Total stockholders' equity                                     3,726,070           970,981
                                                                          ------------      ------------

                                                                          $ 25,185,706      $ 20,618,987
                                                                          ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For The Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2004           2003
                                                        ----           ----
Sales                                               $ 16,185,005   $ 11,321,632
Cost of sales                                         11,453,648      8,097,564
                                                    ------------   ------------
   Gross profit                                        4,731,357      3,224,068

Selling, general and administrative expenses, net      4,177,443      2,841,206
                                                    ------------   ------------
   Operating income                                      553,914        382,862

Other income                                              58,280        134,780
Interest expense                                        (249,463)      (149,182)
                                                    ------------   ------------
   Income before income taxes                            362,731        368,460


Income tax (benefit) expense                            (476,351)        42,801
                                                    ------------   ------------
   Net income                                       $    839,082   $    325,659
                                                    ============   ============


Income per common share:
   Basic                                            $       0.22   $       0.14
   Diluted                                                  0.17           0.08


Weighted average shares outstanding:
   Basic                                               3,747,715      2,292,468
   Diluted                                             4,940,318      3,881,522

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For The Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2004           2003
                                                        ----           ----
Sales                                               $ 44,859,290   $ 30,368,961
Cost of sales                                         31,520,092     21,681,398
                                                    ------------   ------------
   Gross profit                                       13,339,198      8,687,563

Selling, general and administrative expenses, net     12,308,681      8,096,637
                                                    ------------   ------------
   Operating income                                    1,030,517        590,926

Other income                                             240,557        274,911
Interest expense                                        (622,515)      (447,606)
                                                    ------------   ------------
   Income before income taxes                            648,559        418,231


Income tax benefit                                      (554,778)       (19,163)
                                                    ------------   ------------
   Net income                                       $  1,203,337   $    437,394
                                                    ============   ============

Income per common share:
   Basic:                                           $       0.38   $       0.24
   Diluted                                                  0.28           0.13

Weighted average shares outstanding:
   Basic                                               3,164,125      1,833,352
   Diluted                                             4,368,017      3,339,205

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For The Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          2004             2003
                                                                          ----             ----
Cash flows from operating activities:
   Net income                                                         $  1,203,337     $    437,394
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Deferred tax benefit                                             (645,600)              --
         Provision for doubtful accounts                                   196,286          157,547
         Stock-based compensation                                           84,900               --
         Depreciation                                                      267,244          147,954
         Amortization of intangibles                                        23,750           31,249
         Changes in assets and liabilities, net of the effects
            of acquisitions:
               Accounts receivable                                      (2,204,510)        (409,418)
               Inventory                                                (1,285,449)      (1,863,962)
               Prepaid expenses and other current assets                  (441,337)        (305,126)
               Trade payables                                             (380,668)       2,237,001
               Accrued liabilities                                           7,262          (64,892)
               Income taxes payable                                       (103,447)          31,978
                                                                      ------------     ------------
               Net cash (used in) provided by operating activities      (3,278,232)         399,725
                                                                      ------------     ------------
Cash flows from investing activities:
   Cash acquired in acquisition of RAL Supply Group, Inc.                       --            3,575
   Additions to property and equipment                                    (347,645)        (293,788)
                                                                      ------------     ------------
               Net cash used in investing activities                      (347,645)        (290,213)
                                                                      ------------     ------------

Cash flows from financing activities:
   Issuance of notes payable                                             1,179,017           73,642
   Payments on notes payable                                               (47,645)         (26,554)
   Retirement of preferred stock                                          (355,638)              --
   Issuance of common stock                                              1,635,000          240,600
   Issuance of warrants                                                    187,500               --
   Net borrowings (repayments) under credit facility                     1,157,112         (206,067)
                                                                      ------------     ------------
               Net cash provided by financing activities                 3,755,346           81,621
                                                                      ------------     ------------
Increase in cash and cash equivalents                                      129,469          191,133
Cash and cash equivalents - beginning of period                            342,756          296,764
                                                                      ------------     ------------
Cash and cash equivalents - end of period                             $    472,225     $    487,897
                                                                      ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES


              Notes To Condensed Consolidated Financial Statements


                               September 30, 2004
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies and Practices

      The consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results that may be achieved for the full year.

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

      The Company has one industry segment - wholesale distribution of heating, ventilation and air conditioning equipment.

      Inventory is comprised of finished goods.

      Stock Options

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. The Company recognizes stock-based compensation related to option repricing for options previously awarded. For the three and nine months ended September 30, 2004, the amount of stock-based compensation was $33,960 and $84,900, respectively. No stock-based compensation cost is included in net income related to options granted during periods presented, since they had an exercise price equal to the market value of the stock on the date of grant and all outstanding options are fully vested. During the nine months ended September 30, 2004, no stock options were granted and all outstanding options were fully vested. In accordance with SFAS No. 148,"Accounting For Stock-Based Compensation - Transition and Disclosure," the following table presents the effect on net income and net income per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

                                                    For the Nine            For the Three
                                                    Months Ended             Months Ended
                                                    September 30,            September 30,
                                                  2004         2003        2004       2003
                                                  ----         ----        ----       ----
      Net income, as reported                  $1,203,337    437,394     839,082    325,659

      Add:    Stock-based compensation             84,900         --      33,960         --
              related to option repricing
      Deduct: Stock-based compensation
              expense determined under
              fair value method for all
              stock options, net of
              related income tax benefit               --     26,000          --         --
                                               ----------    -------     -------    -------

      Pro forma net income                     $1,288,237    411,394     873,042    325,659
                                               ==========    =======     =======    =======

      Basic income per share, as reported          .38         .24         .22        .14
                                                   ===         ===         ===        ===
      Basic income per share, pro forma            .41         .22         .23        .14
                                                   ===         ===         ===        ===


      Diluted income per share, as reported        .28         .13         .17        .08
                                                   ===         ===         ===        ===
      Diluted income per share, pro forma          .29         .12         .18        .08
                                                   ===         ===         ===        ===


(2)   Equity Transaction

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

            The following is a list of investors who purchased these shares:

                                  Amount of           Cash
                 Name           Common Shares     Consideration
                 ----           -------------     -------------

            Rita C. Folger         100,000          $  60,000
            Michael Goldman        170,000          $ 102,000
            Bernard Korn           165,000          $  99,000
            William Pagano         165,000          $  99,000
                                   -------          ---------
                    Total          600,000          $ 360,000
                                   =======          =========

      On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable ("Notes"), bearing interest at 11% per annum, payable quarterly, with 50% of the principal payable on the last day of the fourth anniversary and 50% of the principal payable on the last day of the fifth anniversary. The Notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the Notes.

      The following table lists the purchasers of the private placement dated July 29, 2004:

                               Amount of      Convertible           Cash
               Name          Common Shares        Note         Consideration
               ----          -------------        ----         -------------

      Richard A. Cancelosi         40,000        $ 50,000         $  100,000
      James Fallon                 40,000        $ 50,000         $  100,000
      Rita Folger                  80,000        $100,000         $  200,000
      Margret Friedrich            40,000        $ 50,000         $  100,000
      Eileen Goldman               20,000        $ 25,000         $   50,000
      John A. Hildebrandt          40,000        $ 50,000         $  100,000
      Paul H. Hildebrandt          40,000        $ 50,000         $  100,000
      William Pagano               80,000        $100,000         $  200,000
      William Salek                40,000        $ 50,000         $  100,000
                                  -------        --------         ----------
                     Total        420,000        $525,000         $1,050,000
                                  =======        ========         ==========


      On July 30, 2004, the Company completed a private placement with Michael Goldman and Goldman Associates of New York, Inc. pursuant to Regulation D of the Securities Act of 1933. For total consideration of $1,500,000, the Company issued to Goldman Associates, Inc. of New York 600,000 shares of common stock at $1.25 per share, a $750,000 subordinated secured note payable, earning interest at the prime rate, interest payable quarterly, principal payable on December 31, 2008, and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring December 31, 2008. The $187,500 estimated value of the warrants was accounted for as an increase to additional paid in capital and as a discount to the note payable.

      These securities were issued in reliance on the exemption set forth in
      Section 4(2) of the Act from registration requirements under the Act.


      During the nine months ended September 30, 2004, the Company converted 56,051 shares of convertible preferred stock to a similar number of common shares.

      During October 2004, an additional 3,503 shares of convertible preferred stock converted to a similar number of common shares and the Company issued 6,500 shares of common stock pursuant to the exercise of an outstanding stock option.

(3)   Financing Arrangements

      On July 29, 2004, the Company completed a $15,000,000 secured loan facility with Wells Fargo Business Credit Inc. consisting of a revolving line of credit including a $2,000,000 two-year term loan. This represents a $1,500,000 increase from its previous line of credit. The revolving credit line bears interest at 1/4% below prime, a decrease of 125 basis points from its previous line of credit, and the term loan bears interest at 1/2% above prime, a decrease of 200 basis points from its previous line of credit. The assets of the Company, as well as a pledge of all the outstanding stock of its operating subsidiaries collateralize all loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends and capital expenditures. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement. The Company used approximately $12,865,000 of the proceeds of this facility to repay its previous senior lender and will use the balance for additional working capital.

      At September 30, 2004, amounts outstanding under the Company's then existing credit facility were $13,389,142 and $1,432,376 was available to the company based on available collateral. The Company believes that its credit facility is sufficient to finance its current operating needs.

(4)   Supplemental Cash Flow Information

      The following is supplemental information relating to the consolidated statements of cash flows:

                                                    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------
      Cash paid during the period for:

         Interest                             $ 600,514            $ 451,314

         Income taxes                         $ 136,655            $      --

(5)   Net Income Per Common Share

      Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

      A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                 For The Nine Months       For The Three Months
                                 Ended September 30,        Ended September 30,
                                  2004         2003         2004         2003
                                  ----         ----         ----         ----

       Net income (numerator)  $1,203,337      437,394      839,082      325,659
                               ==========   ==========   ==========   ==========

       Weighted average
        common shares
        (denominator for
        basic income
        per share)              3,164,125    1,833,352    3,747,715    2,292,468

       Effect of dilutive
        securities:
        Convertible preferred
         stock                    956,169    1,464,252      839,230    1,464,252


         Convertible notes         38,908           --      116,726           --


         Stock options            208,815       41,601      236,647      124,802
                               ----------   ----------   ----------   ----------


       Weighted average
        common and potential
        common shares out-
        standing (denominator
        for diluted income
        per share)              4,368,017    3,339,205    4,940,318    3,881,522
                               ==========   ==========   ==========   ==========

       Basic net income
        per share                     .38          .24          .22          .14
       Diluted net income
        per share                     .28          .13          .17          .08


      Warrants to purchase 150,000 shares were not included in the income per share calculation because their effect would have been anti-dilutive.

(6)   New Accounting Pronouncements

      None

(7) DEFERRED INCOME TAX ASSET

The Company's deferred income tax asset represents certain future tax benefits related to the expected utilization of net operating loss carry forwards. The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Events which incurred during the quarter ended September 30, 2004 has caused management to change its valuation allowance related to the realizability of the deferred tax asset.

As of December 31, 2003 gross deferred tax assets in the amount of $12,363,783 were reduced by a valuation allowance in the amount of $11,942,383. Such valuation allowance had been reduced by $792,469 during the year ending December 31, 2003, to reflect management's then assessment of the likelihood of utilizing net operating losses in the future, based upon improved results of operations during 2003 and upon projections of future taxable income.

In July 2004, the Company entered into a new financing agreement along with two private placements. The combination of the private placements and debt financing provided an additional $4,050,000 in liquidity. It is management's opinion that this additional liquidity will allow the Company to expand inventory levels while taking advantage of purchase discounts and programs. Management believes that this will ultimately result in increased revenues and gross margin percentages. Therefore, management has adjusted its future income projections as a result of these events.

At September 30, 2004 gross deferred tax assets in the amount of $12,143,273 have been reduced by a valuation allowance in the amount of $11,076,273. Such valuation allowance includes a reduction of $645,600 during the three months ended September 30, 2004 based upon its adjustment of its future income and taxable income projections and, accordingly, its reassessment of the likelihood of utilizing net operating loss carry forwards in the future. Management's reassessment is based upon its belief that the events set forth in the preceding paragraph will ultimately result in increased revenues and gross margins.

During the three and nine months periods ended September 30, 2004, income tax benefits and net income increased in the amount of $645,600 due to the revised projection of the future utilization of net operating loss carry forwards.


(8)   LEGAL PROCEEDINGS

      The Company's Universal Supply Group, Inc. subsidiary is a New York corporation ("USG"). In June 1999, USG acquired substantially all of the assets of Universal Engineering Co., Inc. and Universal Supply Group, Inc., a New Jersey corporation, including its name. The name of Universal Supply Group, Inc. (the selling corporation) was subsequently changed to Hilco, Inc. In 1998, Hilco, Inc. acquired the assets of Amber Supply Co., Inc., previously known as Amber Oil Burner Supply Co., Inc. Universal Engineering Co., Inc., Amber Supply Co., Inc., Amber Oil Burner Supply Co., Inc. and Hilco are referred to as the "Predecessors." The majority shareholders of the Predecessors are John A. Hildebrandt and Paul Hildebrandt. Paul Hildebrandt is a director of the Company.

      USG has been joined as a defendant with Predecessors and many other companies in numerous product liability lawsuits brought in the Superior Court of New Jersey (Middlesex County) that allege injury due to asbestos. These actions have been managed by Predecessors' historic product liability insurance carriers, and all claims, including all defense and settlement costs, to date have been covered and paid by those carriers. John A. Hildebrandt, Paul Hildebrandt and the Predecessors have also indemnified USG against all asbestos claims. The asbestos claims that have been filed to date stem primarily from products sold by the Predecessors prior to 1999 that were manufactured and/or packaged by a third party, which allegedly contained asbestos. The Company does not believe that it will be materially adversely affected by these lawsuits.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the amounts of reported assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ACCOUNTS RECEIVABLE

      Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These charges are included as other income when collected. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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


DEFERRED INCOME TAX ASSET

The Company's deferred income tax asset represents certain future tax benefits related to the expected utilization of net operating loss carry forwards. The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Events which incurred during the quarter ended September 30, 2004 has caused management to change its valuation allowance related to the realizability of the deferred tax asset.

As of December 31, 2003 gross deferred tax assets in the amount of $12,363,783 were reduced by a valuation allowance in the amount of $11,942,383. Such valuation allowance had been reduced by $792,469 during the year ending December 31, 2003, to reflect management's then assessment of the likelihood of utilizing net operating losses in the future, based upon improved results of operations during 2003 and upon projections of future taxable income.

In July 2004, the Company entered into a new financing agreement along with two private placements. The combination of the private placements and debt financing provided an additional $4,050,000 in liquidity. It is management's opinion that this additional liquidity will allow the Company to expand inventory levels while taking advantage of purchase discounts and programs. Management believes that this will ultimately result in increased revenues and gross margin percentages. Therefore, management has adjusted its future income projections as a result of these events.

At September 30, 2004 gross deferred tax assets in the amount of $12,143,273 have been reduced by a valuation allowance in the amount of $11,076,273. Such valuation allowance includes a reduction of $645,600 during the three months ended September 30, 2004 based upon its adjustment of its future income and taxable income projections and, accordingly, its reassessment of the likelihood of utilizing net operating loss carry forwards in the future. Management's reassessment is based upon its belief that the events set forth in the preceding paragraph will ultimately result in increased revenues and gross margins.

During the three and nine months periods ended September 30, 2004, income tax benefits and net income increased in the amount of $645,600 due to the revised projection of the future utilization of net operating loss carry forwards.


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

Results of Operations - Three Months Ended September 30, 2004 and 2003

      The Company reported net income of $839,082 for the third quarter of 2004, as compared to net income of $325,659 in the third quarter of 2003.

      Sales for the quarter ended September 30, 2004 increased $4.86 million, or 43.0%, compared to the same period in 2003. The increase in sales is primarily related to the September 30, 2003, RAL acquisition, and the 2003 opening of two new locations, under the name of American/Universal Supply, Inc., which together accounted for $4.53 million in sales. Existing location sales increased 7.9% in same quarter, mostly attributable to increased market penetration. Simultaneously, gross margin dollars increased by $1.51 million, or 46.8%, substantially in line with the increase in sales as previously stated. Gross margins, expressed as a percentage of sales, increased from 28.5% in 2003 to 29.2% in 2004, primarily due to the sales of high-end plumbing fixtures related to the RAL acquisition, and more effective purchasing practices.

      Selling, general and administrative expenses, and costs of operations increased $1.33 million, or 47.0%, primarily due to the inclusion of operating expenses related to RAL and American/Universal, establishing a new location, as well as higher insurance costs. Other cost increases were in proportion to increased sales. The change in selling, general and administrative costs expressed as a percentage of sales increased to 25.8% from 25.1%, in the same period in 2003, related to the increased costs associated with the start-up of American/Universal and the integration of the September 30, 2003 acquisition of RAL. Included in selling, general, and administrative expenses for the 2004 quarter is a non-cash charge of $33,960 for stock based compensation.

      Operating income in the third quarter ended September 30, 2004 increased $171,052, or 44.7%, compared to the same period in 2003. The increase in operating income was primarily driven by increased sales related to the RAL acquisition, the increased business contributed by American/Universal and increased market penetration.

      Other income for the same period in the year 2003 included $91,885 from extinguishment of certain notes payable. There was no similar income in the 2004 quarter.

         Interest expense for the quarter ended September 30, 2004 increased by $100,281, or 67.2%, compared to the same period in 2003. This is primarily due to increased borrowings during the quarter to support the increased inventory and accounts receivable, related to the increased sales from RAL and American/Universal, offset in part by the lower interest rate related to the company's refinancing of its asset based loan with Wells Fargo Business Credit Inc. and the debt incurred by the private placement dated July 29, 2004.

      The Company recorded a net federal tax benefit of $516,000 for the third quarter of 2004 in order to recognize the expected utilization of available operating loss carry forwards, compared to none in the 2003 quarter. In addition, the Company recorded a state tax provision of $39,649 for the three months ended September 30, 2004 compared to $42,801 for the three months ended September 30, 2003.

Results of Operations - Nine Months Ended September 30, 2004 and 2003

The Company reported net income of $1,203,337 for the nine months of 2004, as compared to net income of $437,394 in the nine months of 2003.

Sales for the nine months ended September 30, 2004 increased $14.49 million, or 47.7%, compared to the same period in 2003. The increase in sales is primarily related to the inclusion of sales from the September 30, 2003 RAL acquisition, and the 2003 opening of two new locations, under the name of American/Universal Supply, Inc., which together accounted for $11.70 million in sales. Existing location sales increased 11.2% in same period, mostly attributable to increased market penetration. Simultaneously, gross margin dollars increased by $4.65 million, or 53.5%, substantially in line with the increase in sales as previously stated. Gross margins, expressed as a percentage of sales, increased from 28.6% in 2003 to 29.7% in 2004, primarily due to the sales of high-end plumbing fixtures related to the RAL acquisition, and more effective purchasing practices.


The companies' selling, general and administrative expenses, and costs of operations increased $4.21 million, or 52.0%, primarily due to the inclusion of operating expenses related to RAL and American/Universal, establishing a new location, as well as higher insurance costs. Other cost increases were in proportion to increased sales. The change in selling, general and administrative costs expressed as a percentage of sales increased to 27.4% from 26.7%, for the same period in 2003, mainly from the increased costs associated with the start-up of American/Universal and the integration of the September 30, 2003 acquisition of RAL. Included in the selling, general and administrative expenses for the nine months ending September 30, 2004 is a non-cash charge of $84,900 for stock based compensation.


Operating income for the nine months ended September 30, 2004 increased $439,591, or 74.4%, compared to the same period in 2003. The increase in operating income was primarily driven by increased sales related to the RAL acquisition; the increased business contributed by American/Universal and increased market penetration.

Interest expense for the nine months ended September 30, 2004 increased by $174,909, or 39.1%, compared to the same period in 2003. This is primarily due to increased borrowings during the period to support the increased inventory and accounts receivable related to the increased sales from RAL and American/Universal, offset in part by the lower interest rate related to the company's refinancing of its asset based loan with Wells Fargo Business Credit Inc. and the debt incurred by the private placement dated July 29, 2004.

The Company included $91,885 as income from extinguishment of certain notes payable in the 2003 period. There was no similar income in 2004.

The Company recorded a net federal tax benefit of $645,600 for the nine months ended September 30, 2004 in order to recognize the expected utilization of available operating loss carry forwards, compared to a net federal tax benefit of $ 91,371 in the 2003 period. In addition, the Company recorded a state tax provision of $90,822 for the nine months ended September 30, 2004 compared to $72,208 for the nine months ended September 30, 2003.

The following table summarizes information derived from the Company's condensed consolidated statements of income expressed as a percentage of revenue for the quarter and nine months ended September 30, 2004 and 2003:

                                       Nine Months               Quarter
                                    Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                     2004         2003       2004         2003
                                     ----         ----       ----         ----
Sales                               100.0%       100.0%     100.0%       100.0%
Cost of sales                        70.3         71.4       70.8         71.5
                                    -----         ----       ----         ----

Gross profit                         29.7         28.6       29.2         28.5
Selling, general and
   administrative expenses, net      27.4         26.7       25.8         25.1
                                    -----         ----       ----         ----

Operating income                      2.3          1.9        3.4          3.4
Interest expense                     (1.4)        (1.5)      (1.5)        (1.3)

Other income                          0.5          0.9        0.4          1.2
                                    -----         ----       ----         ----

Income before taxes                   1.4          1.3        2.3          3.3

Income tax benefit (expense)          1.3          0.1        2.9         (0.4)
                                    -----         ----       ----         ----

Net income                            2.7          1.4        5.2          2.9
                                    =====         ====       ====         ====

Liquidity and Capital Resources

      As of September 30, 2004, the Company had $472,225 in cash and cash equivalents compared with $342,756 at December 31, 2003.

         On July 29, 2004, the Company completed a $15,000,000 secured loan facility with Wells Fargo Business Credit Inc. consisting of a revolving line of credit including a $2,000,000 two-year term loan. This represents a $1,500,000 increase from its previous line of credit. The revolving credit line bears interest at 1/4% below prime, a decrease of 125 basis points from its previous line of credit, and the term loan bears interest at 1/2% above prime, a decrease of 200 basis points from its previous line of credit. The assets of the Company, as well as a pledge of all the outstanding stock of its operating subsidiaries collateralize all loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends and capital expenditures. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement. The Company used approximately $12,865,000 of the proceeds of this facility to repay its previous senior lender and will use the balance for additional working capital.

      On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable ("Notes"), bearing interest at 11% per annum, payable quarterly, with 50% of the principal payable on the last day of the fourth anniversary and 50% of the principal payable on the last day of the fifth anniversary. The Notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the Notes.

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

      Cash flows used by operations were $3,278,232 during the nine months ended September 30, 2004. Accounts receivable and inventory increased due to an increase in sales in the third quarter of 2004.

      Cash flows used in investing activities of $347,645 during the nine months ended September 30, 2004 were due to the purchases of property and equipment.

      The cash flows provided by financing activities of $3,755,346 included borrowings on the credit facility of $1,157,112, borrowings on notes payable of $1,179,017 and the issuance of 1,620,000 shares of common stock for $1,635,000, of which a portion of the proceeds were used to repurchase 592,730 shares of convertible preferred stock for $355,638.

      At September 30, 2004, amounts outstanding under the Company's then existing credit facility were $13,389,142 and $1,432,376 was available to the company based on available collateral. The Company believes that its credit facility is sufficient to finance its current operating needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's pre-tax earnings and cash flows are exposed to changes in prime interest rates, as all borrowings under its credit facility at September 30, 2004 bear interest based on that prime rate less 0.25%, except for the $1.9 million term loan balance, which bears interest at a rate of prime plus 0.5%. In addition, $750,000 of the Company's notes payable bear interest at the prime rate. A hypothetical 10% adverse change in such rates would decrease the pre-tax income and cash flow by approximately $67,750 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2004. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company's Universal Supply Group, Inc. subsidiary is a New York corporation ("USG"). In June 1999, USG acquired substantially all of the assets of Universal Engineering Co., Inc. and Universal Supply Group, Inc., a New Jersey corporation, including its name. The name of Universal Supply Group, Inc. (the selling corporation) was subsequently changed to Hilco, Inc. In 1998, Hilco, Inc. acquired the assets of Amber Supply Co., Inc., previously known as Amber Oil Burner Supply Co., Inc. Universal Engineering Co., Inc., Amber Supply Co., Inc., Amber Oil Burner Supply Co., Inc. and Hilco are referred to as the "Predecessors." The majority shareholders of the Predecessors are John A. Hildebrandt and Paul Hildebrandt. Paul Hildebrandt is a director of the Company.

      USG has been joined as a defendant with Predecessors and many other companies in numerous product liability lawsuits brought in the Superior Court of New Jersey (Middlesex County) that allege injury due to asbestos. These actions have been managed by Predecessors' historic product liability insurance carriers, and all claims, including all defense and settlement costs, to date have been covered and paid by those carriers. John A. Hildebrandt, Paul Hildebrandt and the Predecessors have also indemnified USG against all asbestos claims. The asbestos claims that have been filed to date stem primarily from products sold by the Predecessors prior to 1999 that were manufactured and/or packaged by a third party, which allegedly contained asbestos. The Company does not believe that it will be materially adversely affected by these lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Sale of Unregistered Securities:

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

            The following table lists the purchasers of the private placement dated July 29, 2004:

                                Amount of      Convertible        Cash
              Name            Common Shares        Note       Consideration
              ----            -------------        ----       -------------

      Richard A. Cancelosi          40,000      $   50,000      $  100,000
      James Fallon                  40,000      $   50,000      $  100,000
      Rita Folger                   80,000      $  100,000      $  200,000
      Margret Friedrich             40,000      $   50,000      $  100,000
      Eileen Goldman                20,000      $   25,000      $   50,000
      John A. Hildebrandt           40,000      $   50,000      $  100,000
      Paul H. Hildebrandt           40,000      $   50,000      $  100,000
      William Pagano                80,000      $  100,000      $  200,000
      William Salek                 40,000      $   50,000      $  100,000
                                ----------      ----------      ----------
                     Total         420,000      $  525,000      $1,050,000
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

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

      (a) Annual Meeting of Shareholders on September 29, 2004

      (b) On September 29, 2004, the preferred shareholders elected William Koon, Ronald Miller and Jack Rose as preferred stock directors of the Company, and the common shareholders elected Michael Goldman, Paul Hildebrandt, Bernard Korn, William Pagano, James W. Stewart and Carl L. Sussman as common stock directors. The common and preferred shareholders voted in favor of a resolution appointing Weiser LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2004.

                                                                  BROKER
    PROPOSAL                          FOR      AGAINST    ABSTAINED    NON-VOTES
    --------                          ---      -------    ---------    ---------

For the preferred shareholders
to elect William Koon, Ronald
Miller and Jack Rose as
Preferred Stock directors:

    William Koon                     600,305      --         7,888         --
    Ronald Miller                    598,592      --         9,601         --
    Jack Rose                        601,089      --         7,104         --

For the common shareholders to
elect Michael Goldman, Paul
Hildebrandt, Bernard Korn, ,
William Pagano, James W.
Stewart and Carl L. Sussman as
Common Stock directors:

    Michael Goldman                3,755,097      --        93,685         --
    Paul Hildebrandt               3,755,097      --        93,685         --
    Bernard Korn                   3,755,077      --        93,705         --
    William Pagano                 3,755,097      --        93,685         --
    James W. Stewart               3,755,097      --        93,685         --
    Carl L. Sussman                3,755,549      --        93,233         --

To ratify the selection of
Weiser LLP as independent
public accountants of the
Company for the fiscal year
ending December 31, 2004           4,452,281   1,171         3,523         --


Item 5. Other Information

      None

Item 6. Exhibits

* 4.1   Form of Private Placement Agreement and Convertible Note

* 4.2   Goldman Associates of New York, Inc. Agreement

* 4.3   Goldman Associates of New York, Inc. Note

* 4.4   Goldman Associates of New York, Inc. Warrant Agreement

** 31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14 of the
        Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2 Certification of Chief Financial officer Pursuant to Rule 15d-14 of the
        Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

** 32.2 Certification of Chief Financial Officer pursuant to18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to exhibits filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

** Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 15, 2004                  COLONIAL COMMERCIAL CORP.



                                          /s/ Bernard Korn
                                          ----------------
                                          Bernard Korn,
                                          Chairman of the Board and President


                                          /s/ William Salek
                                          -----------------
                                          William Salek
                                          Chief Financial Officer