Form 10-K
period 2004-12-31
COLONIAL COMMERCIAL CORP
filed 2005-04-15
CIK 21828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 1-6663

COLONIAL COMMERCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

New York	11-2037182
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

  120 New South Road, Hicksville, New York 11801
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 516-681-4647

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2004 was $3,047,739.

The number of shares outstanding of Registrant’s Common Stock and Convertible Preferred Stock as of April 7, 2005:

Outstanding
Common Stock $.05 par value	4,172,520
Convertible Preferred Stock $.05 par value	790,360

Documents Incorporated by Reference

See Index to Exhibits

PART I.
Forward-looking Statements

This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words “anticipates,” “expects,” “believes,” “may,” “intends” and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, the availability of financing, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company’s periodic filings with the Securities and Exchange Commission, which could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.

Item 1.	Business

(a)	The Company

Colonial Commercial Corp. (“Colonial”) is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated Subsidiaries. The Company’s operations are conducted through its wholly owned Subsidiaries, Universal Supply Group, Inc., (“Universal”), The RAL Supply Group, Inc. (“RAL”) and American Universal Supply, Inc. (“American”). The business operations of the Company are described below under “Narrative Description of Business.”

(b)	General Business Developments

During 2004, we raised a total of $1,635,000 in equity and non-debt financing in several private placements described under the section below entitled, Item 7 “Liquidity and Capital Resources-Equity Transactions.” Of these funds, $355,639 was used to purchase and retire 592,730 shares of escheated convertible preferred stock at $0.60 per share, and the balance was used for working capital. We also completed a $15,000,000 secured loan facility described under the section below entitled, Item 7 “Liquidity and Capital Resources-Credit Facility.”

In November, Universal opened a new location in Deptford, New Jersey. This location services the needs of our customers in central and southern New Jersey as well as in portions of eastern Pennsylvania. On May 28, 2004, Universal closed its Rochelle Park location.

(c)	Financial Information About Industry Segments

We have one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and high-end plumbing fixtures.

(d)	Narrative Description of Business

Heating, Ventilation And Air Conditioning

General

Through our three Subsidiaries, Universal, RAL and American, we distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, and high-end plumbing supplies, primarily, in the New York metropolitan area.

Universal is the exclusive supplier of the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties) and lower portions of New York State. It is also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area.

Universal distributes its products through seven locations in New Jersey, one location in New Hampton, New York, and an additional location in Willow Grove, Pennsylvania. Universal, through its energy management division, known as Universal Energy Products (“UEP”), specializes in the design and sale of energy conservation control systems and the fabrication of customized UL listed control panels. Universal also supplies indoor air quality components and systems.

American, through its locations in Elmsford and Hicksville, New York, distributes the American Standard line of heating, ventilating and air conditioning equipment, and related accessories in the lower portions of New York State, the five boroughs of Manhattan and Long Island, New York.

RAL distributes high-end plumbing fixtures through four showrooms located in Fishkill, Middletown, New Windsor and Suffern, New York. It also distributes heating, ventilating, and air conditioning supplies to contractors through these locations as well as through two additional locations in Poughkeepsie and Peekskill, New York.

We estimate that 85% of our sales are for replacement and/or renovation, and that the remaining 15% of sales are for new construction projects. We also estimate that 80% of our sales are for the residential market, and that the 20% balance of our sales are for the commercial market. The Company’s sales are comprised of approximately 42% HVAC equipment, 38% parts and accessories, 15% climate control systems, and 5% high end plumbing supplies.

Our in-house staff provides technical assistance and training to customers. In some cases, we also use vendors’ representatives and outside services.

Distribution

We stock inventory in most of our 17 locations. We deliver products to customers with our fleet of 15 leased and 11 owned trucks and vans. We also make products available for pick-up at our facilities.

Customers

We sell primarily to contractors serving the residential and commercial heating, ventilating, and air conditioning industry. These contractors purchase and install equipment and systems for residential, commercial and industrial users. We do not install any equipment or systems.

We had approximately 5,000 customers in 2004. No customer accounted for more than 2% of consolidated net sales in 2004. We believe that the loss of any one customer would not have a material adverse effect on its business.

We have no long term agreement with any customer. We deal with our customers on a purchase order by purchase order basis. We have no assured stability in our customer base.

Suppliers

We have no material long term agreements with any supplier. Certain of our supplier agreements limit the sale of competitive products in designated markets that we serve.

In 2004, two suppliers accounted for 38% of our purchases. The loss of one or both of these suppliers could have a material adverse effect on our business for a short-term period. We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

Intellectual Property

We have no patent, intellectual property rights or proprietary technology.

Seasonality

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

Insurance

We carry general liability, comprehensive property damage, workers compensation and product liability insurance in amounts that we consider adequate for our business. We maintain $2,000,000 general liability coverage, plus a $10,000,000 umbrella policy.

Competition

We operate in a highly competitive environment in our geographical region. We compete with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations. There is no single manufacturer or distributor that dominates our market. Competition is based upon product availability, customer service, price and quality. We work to maintain a competitive edge by providing in-house training, technical sales support to our customers and by employing experienced personnel at our point-of-sale locations.

Regulatory Matters

No material regulatory requirements apply specifically to our business.

Employees

As of December 31, 2004, the Company had 141 non-union full-time employees. The Company believes its employee relations are satisfactory.

(e)	Financial Information About Geographic Areas

The Company has no foreign operations and all sales, during the last three years, are to customers located in the United States, primarily in New Jersey and New York.

Item 2.	Properties

Our principal executive offices are located at 120 New South Road, Hicksville, New York 11801 in approximately 440 square feet of space.

Universal maintains an office and warehouse in Hawthorne, New Jersey and additional warehouses in Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Deptford, New Jersey, New Hampton, New York, and Willow Grove, Pennsylvania, occupying approximately 182,500 square feet under leases expiring from 2004 to 2014, subject to renewal options, at current aggregate annual rentals of approximately $1,223,000.

RAL maintains showrooms and warehouses at Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie and Suffern, New York, occupying approximately 81,000 square feet under leases expiring in 2008, subject to renewal options, at current aggregate annual rentals of approximately $797,000.

American maintains showrooms and warehouses at Elmsford and Hicksville, New York, occupying approximately 48,270 square feet under leases expiring in 2006 and 2012, respectively, at current aggregate annual rentals of approximately $495,000.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2004, we leased all our facilities.

Item 3.	Legal Proceedings

On January 28, 2002, Atlantic Hardware & Supply Corporation (“Atlantic”), a wholly-owned Subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The proceedings are still on-going. Colonial Commercial Corp. and Universal are not part of the Chapter 11 filing. The Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company does not exercise significant influence over Atlantic’s operations and financial activities. As of the year ended December 31, 2002, Atlantic has been deconsolidated on the Company’s financial statements and its operations are being reported as “results from operations of discontinued segments.”

Universal Supply Group, Inc. is a New York corporation (“Universal”). In June 1999, Universal acquired substantially all of the assets of Universal Engineering Co., Inc. and Universal Supply Group, Inc., a New Jersey corporation, including its name. The name of Universal Supply Group, Inc. (the selling corporation) was subsequently changed to Hilco, Inc. In 1998, Hilco, Inc. acquired the assets of Amber Supply Co., Inc., previously known as Amber Oil Burner Supply Co., Inc., Universal Engineering Co., Inc., Amber Supply Co., Inc., Amber Oil Burner Supply Co., Inc. and Hilco, Inc. are referred to as the “Predecessors.” The majority shareholders of the predecessors are John A. Hildebrandt and Paul Hildebrandt. Paul Hildebrandt was a director of the Company from September 29, 2004 to January 28, 2005.

Universal has been joined as a defendant with Predecessors and many other companies in numerous product liability lawsuits brought in the Superior Court of New Jersey (Middlesex County) that allege injury due to asbestos. These actions have been managed by the Predecessor’s historic product liability insurance carriers, and all claims, including all defense and settlement costs, to date have been covered and paid by those carriers. Counsel representing the Company in these matters has advised that they are not aware of any material pending or threatened litigation, claims or assessments, except for one matter of which any verdict or settlement will be covered by insurance. John A. Hildebrandt, Paul Hildebrandt and the Predecessors have also indemnified Universal against all asbestos claims. The asbestos claims that have been filed to date stem primarily from products sold by the Predecessors prior to 1999 that were manufactured and/or packaged by a third party, which allegedly contained asbestos. The Company does not believe that it will be materially adversely affected by these lawsuits.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on September 29, 2004. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company’s Form 10-Q for the period ended September 30, 2004.

PART II

Item 5	Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a)	Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) - Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. The following table sets forth the quarterly high and low bid prices during 2004 and 2003. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock
2004	High	Low	High	Low

First Quarter	$1.95	$.50	$1.05	$.60
Second Quarter	1.85	1.20	1.50	.95
Third Quarter	2.05	1.16	2.00	1.20
Fourth Quarter	1.78	1.35	1.80	1.30

2003

First Quarter	$.15	$0	Not Available	Not Available
Second Quarter	.15	.10	Not Available	Not Available
Third Quarter	.98	.50	$.50	$.35
Fourth Quarter	1.05	.13	.60	.55

(b)	Approximate number of common and convertible preferred stockholders:

Title of Class	Approximate Number of Record Holders (as of April 7, 2005)

Common stock par value $.05 per share	278
Convertible preferred stock par value $.05 per share	1062

(c)	Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
February 12, 2004	592,730	$0.60	0	0

On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. The Company used substantially all of the proceeds from the February 12, 2004 private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company retired these convertible preferred shares.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
Sales	$61,454,128	$44,671,136	$36,998,800	$31,080,398 (1)	$32,342,160	(1)(2)
Operating income	1,717,812	1,296,597	226,567	519,860	(58,036)
Income (loss) from continuing operations	1,661,156	1,320,263	(106,310)	(1,610,810)	(1,323,627)
Income (loss) from operations of discontinued segment	-	-	3,300,695 (3)	(6,098,023)	(2,977,916)
Income (loss) on disposal of discontinued operation	-	-	-	106,509	(3,731,654)
Income (loss) on discontinued operation	-	-	3,300,695	(5,991,514)	(6,709,570)

Net income	$1,661,156	$1,320,263	$3,194,385	$(7,602,324)	$(8,033,197)
Income (loss) per common share:
Basic:
Continuing operations	$.49	$.67	$(0.07)	$(1.00)	$(0.86)

Income (loss) on discontinued operation	$-	$-	$2.06	$(3.74)	$(4.35)
Net income (loss) per common share	$.49	$.67	$1.99	$(4.74)	$(5.21)
Diluted:
Continuing operations	$.36	$.38	$(0.07)	$(1.00)	$(0.86)
Income (loss) on discontinued operation	$-	$-	$2.06	$(3.74)	$(4.35)
Net income (loss) per common share	$.36	$.38	$1.99	$(4.74)	$(5.21)

	December 31,
	2004		2003		2002		2001		2000
Total assets	$24,515,258		$20,618,987		$13,686,842		$13,925,490		$26,550,994
Current liabilities
Borrowings under credit facility	12,325,209	(5)	12,232,030	(3)	10,350,889	(3)	7,929,576		9,096,294
Other	6,617,377		7,089,276	(4)	3,953,063	(4)	9,659,183	(4)	12,876,360
Long-term liabilities, less current Obligations	1,398,774		326,700		64,775		213,001		852,286

(1)	Due to the discontinuance of operations in 2001, excludes sales from Atlantic which were $24,561,972 and $25,978,063 in 2001 and 2000, respectively.
(2)	Due to the discontinuance of operations in 2000, excludes sales from Well-Bilt, which were $4,074,798, net of inter-company sales.
(3)
The amounts shown in the table as “Borrowings under Credit Facility,” as of December 31, 2003 and December 31, 2002, includes $2,500,000 which Colonial Commercial Corp. and Universal agreed to pay to their lending bank in consideration of the bank releasing Colonial Commercial Corp. and Universal from their guarantees to the bank of an additional $3,300,695 of Atlantic’s line of credit. The release from the $3,300,695 of the guarantee resulted in the recognition of income from discontinued operations in 2002. See “General Business Developments.”

(4)	Amount includes $219,007 of contingent liabilities of Atlantic. This liability was settled in June 2004.
(5)	“Borrowings under credit facility” as of December 31, 2004 is based on a new lending agreement as of July 29, 2004. See “General Business Developments” for terms.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems and high-end plumbing fixtures. The Company recognizes revenue after it receives a purchase order with a fixed determinable price from the customer and shipment of products has occurred in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective products from the Company’s customers, which are covered under the manufacturer’s warranty. Credits are issued to the customer when items are returned. Often the Company will receive a vendor credit from the manufacturer related to the product in question. The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had net accounts receivable of $7,774,588 and an allowance for doubtful accounts of $290,448 as of December 31, 2004. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods in accordance with the lower of cost or market value, based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. Goodwill and other intangible assets amounting to $1,628,133 and $27,500 at December 31, 2004, respectively, consist of assets arising from acquisitions.

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement No. 142) effective January 1, 2002. Under Statement No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company’s estimates or their related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2004, the Company had a deferred tax valuation allowance of approximately $13.5 million.

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

The Company had net income of $1,661,156 for the year ended December 31, 2004. This compares with net income of $1,320,263 for the year ended December 31, 2003.

Sales for the year ended December 31, 2004 were $61,454,128, an increase of $16,782,992 (37.6%), from $44,671,136 in 2003. This increase reflects approximately $9,625,000 additional sales from the inclusion of sales from RAL for the full year of 2004 as compared to three months of 2003. In addition, $3,337,000 of the increase resulted from two new locations for a full year compared to six months in 2003 and the balance relates to increased market penetration from existing locations.

Gross profit in 2004 increased $5,217,665 or 39.6% over 2003, primarily as a result of the revenue increases related to the RAL acquisition being included for the full year of 2004, the inclusion of two new branches for the full year of 2004 and improved selling margins. Gross profit margin increased to 29.9% in 2004 from 29.5% in 2003, primarily due to a change in product mix and higher gross margins at RAL.

Selling, general, and administrative expenses in 2004 increased $4,796,450 or 40.4% over 2003, primarily related to the full year costs of the RAL acquisition, two new locations opened in 2003, and the opening of the Deptford location on November 1, 2004.

Other income in 2004 decreased $4,008 or 1.3%, compared to 2003. Interest expense in 2004 increased $237,896 or 37.2% over 2003, as a factor of increased credit facility borrowings to support increased sales, accounts receivable and inventory.

Income tax benefit increased $161,512 for 2004. This increase was primarily attributed to the Company, for the year ended December 31, 2004, recording a deferred tax benefit of $645,600, compared to a deferred tax benefit recorded in 2003 of $421,400. These income tax benefits are the results from a decrease in its valuation allowance on deferred tax assets in recognition of its anticipated utilization of net operating loss carryforwards.

Accounts receivable in 2004 increased $1,520,688 or 24.3%, over 2003 and inventory increased $1,219,492 or 12.5%, over 2003. These increases are directly related to increased sales for 2004.

Comparison of Year Ended December 31, 2003 with Year Ended December 31, 2002

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

Accounts receivable increased by $1,067,008 to $6,253,900 directly related to increased sales, the RAL acquisition and the opening of two new branch locations. A $4,052,598 increase in inventory from $5,730,224 to $9,782,822 related in major part to the RAL acquisition made on September 30, 2003.

The increase in trade payables of $2,848,993 to $5,295,879 relates to the acquisition of inventory necessary for the operation of the business to support the RAL acquisition and the Company’s two new locations.

Liquidity and Capital Resources

Credit Facility

On July 29, 2004, the Company completed a $15,000,000 secured loan facility with Wells Fargo Business Credit, Inc. consisting of a revolving line of credit including a $2,000,000 two-year term loan. This represents a $1,500,000 increase from its previous line of credit. The revolving credit line bears interest at .25% below prime, a decrease of 75 basis points from its previous line of credit, and the term loan bears interest at .50% above prime, a decrease of 200 basis points from its previous line of credit. Substantially all of the assets of the Company, as well as a pledge of all the stock of Colonial Commercial Corp.’s operating subsidiaries collateralize all loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures ($550,000 per year). The Company must maintain a tangible net worth of approximately $1.5 million for the fiscal quarter ending December 31, 2004. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement. The Company used approximately $12,865,000 of the proceeds of this facility to repay its previous senior lender and used the balance for additional working capital.

At December 31, 2004, the amount outstanding under the Company’s credit facility was $12,325,209 and $1,247,040 was available to the Company based on available collateral. The Company believes that its credit facility is sufficient to finance its current operating needs.

Net cash flows used in operating activities in 2004 were $2,165,280 in comparison to $409,903 provided by operations activities in 2003. The 2004 decrease in operating cash flows was due primarily to an increase in inventory and an increase in accounts receivable.

Cash flows provided from financing activities in 2004 consisted of $1,647,875 issuance of common stock and exercise of stock options, $1,173,392 from issuance of notes payable, $187,500 of issuance of warrants and $93,179 net borrowings on the Company’s credit facility. Cash flows used in financing activities consisted of repayment of notes in the amount of $105,883 and $355,639 retirement of preferred stock.

Equity Transactions

On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share.

The Company used substantially all of the proceeds from the February 12, 2004 private placement to purchase 592,730 shares of escheated convertible preferred stock at $0.60 per share from the State of Ohio. The Company retired these convertible preferred shares.

On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable (“Notes”), bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The Notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the Notes.

On July 30, 2004, the Company completed a private placement with Michael Goldman and Goldman Associates of New York, Inc. pursuant to Regulation D of the Securities Exchange Act of 1933. For total consideration of $1,500,000, the Company issued to Goldman Associates of New York, Inc. 600,000 shares of common stock at $1.25 per share, a $750,000 subordinated secured note payable, earning interest at the prime rate, interest payable quarterly, principal payable June 30, 2008, and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring June 30, 2008. The $187,500 estimated value of the warrants was accounted for as an increase to additional paid in capital and as a discount to the note payable.

These securities were issued in reliance on the exemption set forth in Section 4(2) of the Act from registration requirements under the Act.

During the year ended December 31, 2004, the Company converted 83,623 shares of convertible preferred stock to a similar number of common shares.

During the year ended December 31, 2004, the Company issued 51,500 shares of common stock pursuant to the exercise of outstanding stock options. James Stewart obtained 45,000 shares of common stock, by exercising his outstanding stock options on November 1, 2004. Mr. Stewart was the CFO and a Director of the Company until October 19, 2004, at which time he resigned. Gerald Deutsch, a former Director of the Company, acquired 6,500 shares of common stock by exercising his stock options on October 25, 2004.

Contractual Obligations:

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2004:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating leases	$12,055	$2,720	$6,808	$1,321	$1,206
Compensation agreements	1,835	680	1,155
Notes payable	1,514	115	1,131	268
Line of credit	12,325	12,325	-	-	-
Totals	$27,729	$15,840	$9,094	$1,589	$1,206

Impact of Inflation and Seasonality

To date, inflation has not had a significant impact on the Company’s operations. The Company’s business is affected by significant outdoor temperature swings. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate less .25%, except for the $2.0 million term loan, which bears interest at a rate of prime plus .5%. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2004 by approximately $67,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2004. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the independent auditors’ report thereon of Weiser LLP and KPMG LLP, appears herein. See Index to Financial Statements appearing on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names, ages and positions of the Registrant’s directors and executive officers are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders and from time to time at the pleasure of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any directors or officers and any other person pursuant to which any of such officers were selected as executive officers. Melissa Goldman is the daughter of Michael Goldman.

Name	Age	Position with the Company

Common Stock Directors and Executive Officers:

E. Bruce Fredrikson	67	Director, Chairman of Audit Committee
Melissa Goldman	37	Director
Michael Goldman	66	Director
Bernard Korn	79	Chairman of the Board, President and Chief Executive Officer of the Company
William Pagano	65	President of Universal, Director
William Salek	44	Chief Financial Officer, Secretary
Carl L. Sussman	80	Director

Paul H. Hildebrandt	67	Director (resigned January 28, 2005)
James W. Stewart	59	Executive Vice President, Treasurer and Secretary of the Company, Director (resigned October 19, 2004)

Convertible Preferred Stock Directors:

William Koon	74	Director
Ronald Miller	60	Director
Jack Rose	85	Director

Dr. E. Bruce Fredrikson

Dr. E. Bruce Fredrikson has been a Director of the Company since January 28, 2005. Dr. Fredrikson is currently an independent consultant in corporate finance and governance. He is Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company and of Track Data Corporation, a financial services company. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

Melissa Goldman

Melissa Goldman has been a Director of the Company since October 22, 2004. Ms. Goldman has been the Chief Operating Officer of Goldman Associates of NY, Inc., an appliance distributor, since 1996, and is also a member of the Board of Directors of said company. Ms. Goldman holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University. Previously, she was employed as an Environmental Consultant for a private consulting firm.

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004. Mr. Goldman has been the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of NY, Inc., an appliance distributor, since 1987. Mr. Goldman is a certified public accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

Bernard Korn

Bernard Korn has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1964. Mr. Korn became a certified public accountant in 1952 and is the holder of a B.S. in Accounting from Long Island University. He is also the holder of an honorary degree, Doctor of Humane Letters, from Long Island University.

William Pagano

William Pagano has been the President of Universal since November 1998 and was appointed as a Director of the Company in February 2002. Prior to November, 1998 Mr. Pagano was engaged in the practice of law for 20 years. Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University. He also holds a J.D. from Seton Hall University and is an attorney at law licensed in the State of New Jersey.

William Salek

William Salek has been the Vice President of Universal since June 1999 and was appointed as the Chief Financial Officer of the Company in October 2004 and Secretary of the Company in February 2005. Mr. Salek holds a B.S. in Accounting from Clarion University. He has been employed by Universal since 1983.

Carl L. Sussman

Carl L. Sussman has been a Director of the Company since 1964. Mr. Sussman holds a B.S. in Pharmacy from Long Island University. He was a practicing pharmacist and a Vice President of Southern Mortgage Associates, Inc., a licensed mortgage banking company. He is currently retired and is a private investor in the Company.

William Koon

William Koon has been a Director of the Company since 1983. Mr. Koon has been Chairman of the Board of Republic Mills, Inc. since 1995, a manufacturer of pet feed and related products, and Chairman of the Board of Lord’s Enterprises, Inc. since 1958, a grain storage and sales company, and owner and manager of farms.

Jack Rose

Jack Rose has been a Director of the Company since 1983. Mr. Rose is a farm owner and manager. Mr. Rose is a former President of the Ohio Farmers’ Union and a former member of the Executive Advisory Board of Ohio State University. He is retired and is a private investor in the Company.

Ronald Miller

Ronald Miller has been a Director of the Company since 1983. Mr. Miller holds a B.S. in Education from Ohio State University and a J.D. from Ohio State University. Mr. Miller has been engaged in the practice of law since 1969 and as a sole practitioner since 1988. He is an acting Judge of Auglaize County Municipal Court in the State of Ohio.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are E. Bruce Fredrikson, Ronald Miller and William Koon. The Board of Directors had determined that it has two audit committee financial experts serving on the audit committee, Dr. Fredrikson and Ronald Miller. Both Dr. Fredrikson and Mr. Miller are independent directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

Other than as set forth below, the Company believes that during the period from January 1, 2004 through December 31, 2004, all executive officers, directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2004, 2003 and 2002 to Bernard Korn, William Pagano and William Salek, the only executive officers of the Company and its Subsidiaries whose compensation exceeded $100,000.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Long-Term Compensation Stock Options (Shares)

Bernard Korn	2004	150,000	-
Chairman of the Board,	2003	158,654	-	60,000
President, Chief Executive	2002	200,000	-	-
Officer and Director

William Pagano	2004	200,000	240,862	-
President, Universal	2003	200,000	232,257	-
	2002	200,000	194,734	-

William Salek	2004	105,000	27,350	-
CFO, Colonial Commercial	2003	95,000	25,736	-
Corp. and Vice President of	2002	85,000	13,125	-
Finance, Universal

The above table does not include certain prerequisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person's cash compensation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value of unexercised stock options at the end of the 2004 fiscal year for the persons named in the Summary Compensation Table.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End Exercisable/ Unexercisable
Bernard Korn	0	0	87,000/0	$121,800
William Pagano	0	0	20,000/0	$28,000
William Salek	0	0	5,000/0	$7,000

There are no stock appreciation rights, long-term incentive plans or pension plans.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Korn is employed pursuant to an employment agreement (the “Agreement”), expiring December 31, 2008, at an annual compensation of $150,000 per annum for the years 2004 and 2005 and increasing to $200,000 per annum for the period January 1, 2006 through December 31, 2008. In the event of Mr. Korn’s death, the Agreement provides for continued compensation payments for a period of one year. In the event of Mr. Korn’s disability, he will receive compensation for the balance of the term of the agreement at the rate of compensation then in effect.

Mr. Pagano is employed pursuant to an employment agreement expiring on December 31, 2005 at a compensation of $200,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of Universal.

Effective January 1, 2005, Mr. Salek is employed pursuant to an employment agreement expiring on December 31, 2007 at a compensation of $120,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of Universal.

Mr. Salek is the Chief Financial Officer of the Company and Vice President and Director of Universal, a wholly owned Subsidiary of the Company. Mr. Pagano is an executive officer of Universal and a Director of the Company. Mr. Korn is the Chairman of the Board and executive officer of the Company and a Director of Universal, a wholly owned Subsidiary of the Company.

Note: See “Certain Relationships and Related Transactions,” Section 13.

Director’s Compensation

Members of the Board of Directors, other than those employed by the Company or its Subsidiaries, receive a fee of $1,000 for each meeting of the Board attended, limited to $4,000 per annum, in addition to an annual retainer of $2,000. Effective April 1, 2005, outside Directors’ fees will be increased to $12,000 annually consisting of an annual retainer of $8,000 and a fee of $1,000 for each meeting of the Board, limited to $4,000 per annum. Members of the Board of Directors, employed by the Company or its Subsidiaries, receive no fees.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of executive officers of the Company are made by the Board of Directors. Two of the company’s executive officers, Bernard Korn and William Pagano, are directors of the Company. Each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2004 concerning executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 7, 2005, information with respect to equity ownership by directors of the Company, holders of over 5% of a class of stock and of directors and officers of the Company as a group.

	Common Stock			Convertible Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Officers and Directors:

E. Bruce Fredrikson	5,000	(1)		500

Melissa Goldman	5,400	(1)

Michael Goldman	933,000	(2)	21.58%

William Koon	18,741	(3)		6,259

Bernard Korn	629,255	(4)	14.40%	119,694	15.14%

Ronald H. Miller	12,893	(1)(5)		893

William Pagano	667,973	(6)	15.81%

Jack Rose	204,567	(7)	4.83%	48,371	6.12%

William Salek	61,667	(8)	1.47%

Carl L. Sussman	112,107	(9)	2.68%

All Officers and Directors as a group	2,650,603		56.42%	175,717	22.23%

Other holders of over 5%:

Rita C. Folger	478,719	(10)	11.38%	61

Richard Rozzi	399,365		9.57%

Total all Officers, Directors and over 5% holders as a Group	3,528,687		74.58%	175,778	22.24%

The beneficial owners listed above have all given a business address of 120 New South Road, Hicksville, New York 11801.

* For the purposes of this table, “Beneficial Ownership” is defined as set forth in rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as set forth in the following notes, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

(1)    Ms. Melissa Goldman and Messrs. Miller and Fredrikson, each are the beneficial owners of less than one percent of the Company’s outstanding securities. As a result, their respective percentages of ownership have not been disclosed.

(2)    Michael Goldman’s beneficial ownership consists of 183,000 shares of Common Stock, a warrant to purchase 150,000 shares of Common Stock at a conversion price of $3.00 per share, and 600,000 shares of Common Stock held by Goldman Associates of NY, Inc. Michael Goldman is the beneficial owner of the shares held by Goldman Associates of NY, Inc. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by Mrs. Goldman, of which Goldman Associates of New York, Inc. and Michael Goldman disclaims beneficial ownership. Mrs. Goldman disclaims beneficial ownership of her husband’s shares.

(3)    William Koon’s beneficial ownership consists of 482 shares of Common Stock, 12,000 shares of Common Stock issuable at any time upon exercise of his options, and 6,259 shares of Common Stock issuable upon conversion of 6,259 shares of Convertible Preferred Stock. Mr. Koon’s beneficial ownership excludes 10,600 shares of Common Stock and 5,000 shares of Convertible Preferred Stock owned by Mrs. Koon. Mr. Koon disclaims beneficial ownership of his wife’s shares and Ms. Koon disclaims beneficial ownership of her husband’s shares. Mr. Koon is the beneficial owner of less than one percent of the Company’s outstanding securities, and as a result, his respective percentage of ownership has not been disclosed.

(4)    Bernard Korn’s beneficial ownership consists of 432,561 shares of Common Stock, 77,000 shares of Common Stock issuable at any time upon exercise of his options, and 119,694 shares of Common Stock issuable upon conversion of 119,694 shares of Convertible Preferred Stock.

(5)    Ronald H. Miller’s beneficial ownership consists of 12,000 shares of Common Stock issuable at any time upon exercise of his options, and 893 shares of Common Stock issuable upon conversion of 893 shares of Convertible Preferred Stock.

(6)    William Pagano’s beneficial ownership consists of 614,640 shares of Common Stock, 20,000 shares of Common Stock issuable at any time upon exercise of his options, and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(7)    Jack Rose’s beneficial ownership consists of 144,196 shares of Common Stock, 12,000 shares of Common Stock issuable at any time upon exercise of his options, and 48,371 shares of Common Stock issuable upon conversion of 48,371 shares of Convertible Preferred Stock.

(8)    William Salek’s beneficial ownership consists of 40,000 shares of Common Stock, 5,000 shares of Common Stock issuable at any time upon exercise of his options, and 16,667 shares of Common Stock issuable at any time upon conversion of a $50,000 Convertible Note at a conversion price of $3 per share.

(9)    Carl L. Sussman’s beneficial ownership consists of 56,000 shares of Common Stock, 12,000 shares of Common Stock issuable at any time upon exercise of his options and 44,107 shares of Common Stock owned jointly by Mr. Sussman and his wife.

(10)    Rita C. Folger’s beneficial ownership consists of 445,325 shares of Common Stock, 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share and 61 shares of Common Stock issuable upon conversion of 61 shares of Convertible Preferred Stock. Mrs. Folger is the wife of Oscar Folger, the Company’s legal counsel. Mr. Folger’s beneficial ownership consists of 5,000 shares of Common Stock issuable at any time upon exercise of his options. Mr. Folger disclaims beneficial ownership of his wife’s shares, and Mrs. Folger disclaims beneficial ownership of her husband’s shares.

Item 13.	Certain Relationships and Related Transactions

The Company leases a store with a warehouse located in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $206,097 and $195,030 during the years ended December 31, 2004 and 2003, respectively. The Company owes Mr. Hildebrandt $170,000 pursuant to two notes: (a) a subordinated note in the amount of $120,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.

Messrs. Goldman, Korn, Pagano, Rozzi, and Ms. Folger each signed a stock purchase and sale standstill agreement in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.

In the event that Mr. Pagano is no longer chief executive officer of the Company’s wholly owned subsidiaries, by reason other than disability or death, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

The Company owes Goldman Associates, a private Company controlled by Michael Goldman, $750,000 pursuant to a secured note which is subordinate to the Company’s senior secured lender, bearing interest at the prime rate and due on June 30, 2008. Melissa Goldman is the daughter of Michael Goldman. Eileen Goldman is the wife of Michael Goldman.

Mr. Pagano, Mr. Salek, Ms. Folger and Eileen Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

On January 24, 2005, Mr. Pagano executed a contract to purchase certain realty owned by Zanzi Realty, Inc., located in Fishkill, New York. The aforementioned realty is under lease agreement with RAL, a wholly owned Subsidiary of the Company, as a tenant of the premises. On March 7, 2005, Mr. Pagano assigned the contract to Pioneer Realty Holdings, LLC, a New York limited liability company. Each of Messrs. Pagano and Paul Hildebrandt has a 35% interest in this entity. Each of Rita Folger and Jeffrey Folger has a 4% interest in this entity. Jeffrey Folger is the son of Oscar and Rita Folger.

Oscar Folger, who is legal counsel for the Company, is the husband of Rita Folger who is a beneficial owner of the Company. Professional fees paid to Oscar Folger for the years ended 2004, 2003, and 2002 were $71,115, $70,773, and $20,400, respectively.

Item 14.	Principal Accountant Fees And Services

Audit Fees

The audit fees for 2004 and 2003 were $170,125 and $152,375, respectively. All services provided by independent accountants were approved by the audit committee. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Weiser LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The audit related fees for 2004 and 2003 were $0.00 and $10,475, respectively. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

Tax fees for 2004 and 2003 were $0.00 and $10,000, respectively. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2004 and 2003, other than the service reported above.

The Audit Committee:

Meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a). In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits and Financial Statements
(1)	Financial Statements. See Item 8. Index to Financial Statements
(2)	Financial Statement Schedules. See F-1 through F-30, attached
(3)	Exhibits
INDEX TO EXHIBITS

	Filed Herewith	Form	Date	Incorporated by Reference From Exhibit
3 (a) Certificate of Incorporation of Registrant		8-K	1/5/83	1
(i ) Certificate of Amendment of the Certificate of Incorporation Re: Authorized Common and Convertible Preferred Shares
(b) By-Laws of Registrant		8-K	1/5/83	1
4 (a) Specimen of Common Stock certificate
(b) Specimen above Convertible Preferred Stock certificate
10 (a) Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-KSB	3/31/99	10(a)
(i) Amendment No. 1 dated April 1, 1999 to Employment Agreement dated as of January 1, 1998 Between Registrant and Bernard Korn		10-K	4/9/01	10(a)(i)
(ii) Amendment No. 2 dated April 1, 2000 to Employment Agreement dated as of January 1, 1998 Between Registrant and Bernard Korn		10-K	4/9/01	10(a)(ii)
(iii) Amendment No. 3 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11/14/03
(iv) Amendment No. 4 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11/14/03
(v) Amendment No. 5 dated May 17,2004, to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	Yes
(b) Employment Agreement dated as of January 1, 2000 between Registrant and James W. Stewart		10-KSB	3/31/99	10(b)
(i) First Amendment dated September 15, 2000 to Employ- Agreement dated as of January 1, 2000 between Registrant and James W. Stewart		10-K	4/9/01	10(b)(i)

	Filed Herewith	Form	Date	Incorporated by Reference From Exhibit
(ii) Second Amendment dated October 29, 2002 to Employment Agreement dated as of January 1, 2000 between Registrant and James W. Stewart		10-K	11/14/03
(c) 1996 Stock Option Plan		S-8	10/2/97	28 B
(d) Purchase agreement dated March, 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.		10-KSB	12/31/98	10(g)
(i) Amendment No. 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999		8-K	7/8/99	10(a)(ii)
(ii) Employment agreement dated June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	7/8/99	10(a)(iii)
(iii) Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.		8-K	7/8/99	10(a)(iv)
(iv) Demand Note dated June 24, 1999 between LaSalle Bank National Association and Colonial Commercial Sub Corp.		8-K	7/8/99	10(a)(v)
(v) Guaranty of all liabilities and Security Agreement of Colonial Commercial Sub Corp. by Colonial Commercial Corp. to LaSalle Bank National Association dated June 24, 1999		8-K	7/8/99	10(a)(vi)
(vi) Waiver and Tenth Amendment, dated November 21, 2002 to the Loan and Security Agreement, as of June 24, 1999, between LaSalle Bank National Association and Universal Supply Group, Inc.		10-K	12/31/01	10(e)(vi)
(vii) Securities Pledge Agreement dated November 21, 2002, made by the Registrant, in favor of LaSalle Bank National Association, re: Universal Supply Group, Inc.		10-K	12/31/01	10(e)(vii)
(f) Certain documents related to Well-Bilt Steel Products, Inc.:
(i)    Reaffirmation Agreement, General Release Consent and Acknowledgement of Commercial Reasonableness of Private Sale dated February 1, 2001, between Atlantic Hardware & Supply Corporation, Universal Supply Group, Inc., Colonial Commercial Corp., and the secured lender
		8-K	2/15/01	10(a)(i)

	Filed Herewith	Form	Date	Incorporated by Reference From Exhibit
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
(g)   Inventory Control Agreement re: Universal Supply Group, Inc. taking in Inventory on a Consignment basis, dated August 9, 2001, between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales Corp.
		10-K	12/31/01	10(g)
(h) Agreement of Purchase and Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.		10-K	11/14/03
(i) Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”		10-K	11/14/03
(j)    Asset Purchase Agreement dated September 5, 2003, for the purchase of certain assets, subject to certain liabilities of RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly owned Subsidiary of Colonial Commercial Corp.
		8-K	10/15/03
(k) RAL Closing Statement dated September 30, 2003.		8-K	10/15/03
(l) Private Purchase Placement Agreement dated July 29, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors” including:
(i) Private Placement Agreement and
(ii) Convertible Note Payable		10-Q	6/30/04
(m) Private Purchase Placement Agreement dated July 29, 2004 by and among Colonial Commercial Corp. and Michael Goldman and Goldman Associates of NY, Inc. including:
(i) Private Placement Agreement,
(ii) Secured Note
(iii) Warrant		10-Q	6/30/04

	Filed Herewith	Form	Date	Incorporated by Reference From Exhibit
(n) Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan, dated July 28, 2004, previously with LaSalle Bank National Association
(i) Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc.; RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.		10-Q	6/30/04
(o) Employment Agreement, dated January 20, 2005, between Universal Supply Group, Inc. and William Salek		8-K	1/20/05
11 Statement re computation of per share earnings (loss) (not filed since computations are readily apparent from the Consolidated financial statements)
14 Code of Ethics	Yes
21 Subsidiaries of Registrant	Yes
23.01 Consent of Registered Public Accounting Firm	Yes
23.02 Consent of Registered Public Accounting Firm	Yes
31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes
31.2 Certification of Chief Financial Officer Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes
99.01 Affidavit, dated January 28, 2002, in Support of Atlantic’s Petition for Relief under chapter 11 of the U. S. Bankruptcy Code		10-K	12/31/01	99.1

(b)	Reports on Form 8-K during fourth quarter
During the fourth quarter of 2004, the Company filed the following Form 8-K’s:

8-K Description	Date Filed
Departure of Directors or Principal Officers;
Election of Directors; Appointment of Principal
Officers	10/22/04
Results of Operation and Financial Condition;
Press Release announcing earnings for the
quarter and nine months ending 9/30/04	11/15/04

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Colonial Commercial Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and Subsidiaries (the "Company") as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II [Valuation and Qualifying Accounts] for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Weiser LLP
Certified Public Accountants

New York, NY
April 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Colonial Commercial Corp.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Colonial Commercial Corp. and Subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Colonial Commercial Corp. and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(c) paragraphs 1, 2 and 3 to the financial statements, the Company had losses in 2001 and 2000, stockholders’ deficit and had negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(c), Atlantic Hardware & Supply Corporation (“Atlantic”), a wholly-owned Subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1(c) paragraphs 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Melville, New York
October 2, 2003

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$310,659	$342,756
Accounts receivable, net of allowance for doubtful accounts of $290,448 in 2004 and $284,829 in 2003	7,774,588	6,253,900
Inventory	11,002,314	9,782,822
Prepaid expenses and other current assets	865,732	620,678
Deferred tax assets - current portion	574,061	421,400
Total current assets	20,527,354	17,421,556
Property and equipment	1,656,149	1,515,131
Goodwill	1,628,133	1,628,133
Other intangibles	27,500	54,167
Other assets - non current	183,183	-
Deferred tax assets - noncurrent	492,939	-
	$24,515,258	$20,618,987
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$4,721,790	$5,295,879
Accrued liabilities	1,744,006	1,513,578
Income taxes payable	36,316	175,614
Borrowings under credit facility	12,325,209	12,232,030
Notes payable - current portion; includes related party notes of $30,000 in 2004 and $0 in 2003	115,265	104,205
Total current liabilities	18,942,586	19,321,306
Notes payable, excluding current portion; includes related party notes of $993,125 in 2004 and $0 in 2003	1,398,774	326,700
Total liabilities	20,341,360	19,648,006

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, liquidation preference of $ 3,952,195 and $7,333,960 and 2,468,860 shares authorized, 790,439 in 2004 and 1,466,792 in 2003 shares issued and outstanding	39,522	73,340
Common stock, $.05 par value, 20,000,000 shares authorized, 4,158,441 in 2004 and 2,403,318 in 2003 shares issued and outstanding	207,922	120,166
Additional paid-in capital	10,746,836	9,259,013
Accumulated deficit	(6,820,382)	(8,481,538)
Total stockholders' equity	4,173,898	970,981

	$24,515,258	$20,618,987

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For The Years Ended December 31,
	2004	2003	2002
Sales	$61,454,128	$44,671,136	$36,998,800
Cost of sales	43,069,981	31,504,654	26,379,504
Gross profit	18,384,147	13,166,482	10,619,296

Selling, general and administrative expenses, net	16,666,335	11,869,885	10,392,729
Operating income	1,717,812	1,296,597	226,567

Interest income	955	885	1,939
Other income	320,359	324,367	285,971

Interest expense; includes related party interest of $45,007 in 2004, -0- in 2003 and -0- in 2002	(876,638)	(638,742)	(583,620)
Income (loss) from continuing operations before income taxes (benefit) expense	1,162,488	983,107	(69,143)

Income taxes (benefit) expense	(498,668)	(337,156)	37,167
Income (loss) from continuing operations	1,661,156	1,320,263	(106,310)

Discontinued operation:
Net income from operations of discontinued segments	-	-	3,300,695
Income of discontinued operation	-	-	3,300,695

Net income	$1,661,156	$1,320,263	$3,194,385

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.49	$0.67	$(0.07)
Income of discontinued operation	-	-	2.06
Net income per common share	$0.49	$0.67	$1.99

Diluted:
Income (loss) from continuing operations	$0.36	$0.38	$(0.07)
Income of discontinued operation	-	-	2.06
Net income per common share	$0.36	$0.38	$1.99

Weighted average shares outstanding:
Basic	3,403,152	1,971,129	1,603,777
Diluted	4,587,966	3,501,698	1,603,777

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended December 31, 2004, 2003 and 2002

	Number of shares
	Reedemable Convertible Preferred Stock	Common Stock	Reedemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at December 31, 2001	1,464,286	1,603,760	$73,214	$80,189	$8,966,513	($12,996,186)	($3,876,270)

Net income	-	-	-	-	-	3,194,385	3,194,385
Conversion of shares of preferred stock to common stock	(34)	34	(1)	1	-	-	-
Balance at December 31, 2002	1,464,252	1,603,794	73,213	80,190	8,966,513	(9,801,801)	(681,885)

Net income	-	-	-	-	-	1,320,263	1,320,263
Stock-based compensation	-	-	-	-	92,000	-	92,000
Issuance of common stock	-	802,000	-	40,100	200,500	-	240,600
Other	2,540	(2,476)	127	(124)	-	-	3
Balance at December 31, 2003	1,466,792	2,403,318	73,340	120,166	9,259,013	(8,481,538)	970,981

Net income	-	-	-	-	-	1,661,156	1,661,156
Stock-based compensation	-	-	-	-	62,025	-	62,025
Conversion of shares of preferred stock to common stock	(83,623)	83,623	(4,181)	4,181		-	-
Retirement of preferred stock	(592,730)		(29,637)		(326,002)	-	(355,639)
Issuance of common stock	-	1,620,000	-	81,000	1,554,000	-	1,635,000
Options exercised	-	51,500	-	2,575	10,300	-	12,875
Warrant value	-	-	-	-	187,500	-	187,500
Balance at December 31, 2004	790,439	4,158,441	$39,522	$207,922	$10,746,836	($6,820,382)	$4,173,898

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,661,156	$1,320,263	$3,194,385
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operation	-	-	(3,300,695)
Deferred tax (benefit)	(645,600)	(421,400)	-
Stock-based compensation	62,025	92,000	-
Provision for doubtful accounts	225,183	188,050	111,339
Depreciation	366,223	232,315	160,778
Amortization of intangibles	26,667	41,666	42,867
Accretion of debt discount	15,625	-	-
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,745,871)	(671,771)	(328,923)
Inventory	(1,219,492)	(1,770,078)	652,661
Prepaid expenses and other current assets	(245,054)	(151,378)	38,587
Other assets - noncurrent	(183,183)	-	-
Trade payables	(574,089)	1,533,048	24,084
Investment securities - trading	-	-	122,506
Accrued liabilities	230,428	(118,196)	168,863
Income taxes payable	(139,298)	135,384	14,144
Deferred compensation	-	-	(122,506)
Net cash (used in) provided by operating activities	(2,165,280)	409,903	778,090

Cash flows from investing activities:
Cash acquired in acquisition of RAL Supply Group, Inc.	-	3,575	-
Payment for acquisition of Goldman Associates	-	-	(670,981)
Additions to property and equipment	(507,241)	(377,407)	(169,936)
Net cash used in investing activities	(507,241)	(373,832)	(840,917)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	1,647,875	240,600	-
Issuance of notes payable; includes related party notes of $1,075,000 in 2004, -0- in 2003 and -0- in 2002	1,173,392	73,643	-
Issuance of warrant, related party	187,500	-	-
Retirement of preferred stock	(355,639)	-	-
Repayments on notes payable: includes related party repayments of $30,000 in 2004, -0- in 2003 and -0- in 2002	(105,883)	(38,402)	(138,236)
Net borrowings (repayments) under credit facility	93,179	(265,920)	(78,687)
Net cash provided by (used in) financing activities	2,640,424	9,921	(216,923)
(Decrease) increase in cash and cash equivalents	(32,097)	45,992	(279,750)
Cash and cash equivalents - beginning of year	342,756	296,764	576,514
Cash and cash equivalents - end of year	$310,659	$342,756	$296,764

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Colonial Commercial Corp. (“Colonial”), through its operating Subsidiaries, Universal Supply Group, Inc. (“Universal”), RAL Supply Group, Inc. (“RAL”) and American/Universal Supply Inc. (“American”) (together the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC) and climate control products and high-end plumbing fixtures to building contractors and other users, which the Company considers its only continuing industry segment. The Company’s products are marketed primarily to HVAC contractors, which, in turn, sell such products to residential and commercial/industrial customers. The Company’s customers are located in the United States, primarily in New York, Pennsylvania and New Jersey. The Company’s discontinued Subsidiary, Atlantic Hardware & Supply Corporation (“Atlantic”), in January 2002, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 2 for more information on acquisitions and discontinued operations.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Colonial and its wholly-owned Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had losses in 2001 and 2000 of $7,602,324 and $8,033,197 and at December 31, 2002, had a stockholders’ deficit of $681,885 and negative working capital of $2,751,820. In addition, outstanding borrowings under its credit facility of $10,350,889 at December 31, 2002, were due on demand. If the bank had demanded repayment, the Company did not project that it would have had sufficient liquidity to make such a payment.

Management recognized that the Company’s ability to continue as a going concern was dependent upon its ability to generate profits. The Company has discontinued the operations that generated the losses in 2001 and 2000. In addition, as a result of implementing various cost cutting strategies in 2001 and 2002, the corporate office realized a reduction in expenses in 2002 of $578,726, or 45%, as compared to 2000. Universal took various cost cutting measures, including the use of consignment inventory, which resulted in lower average borrowings, and, therefore, lower interest expense to the Company. Furthermore, since 2000, Universal’s 2002 sales have increased 14.4% or $4,656,640. Further sales increases occurred in 2003 and 2004. These increases were primarily due to the addition of product lines, acquisitions and exclusive geographical locations granted Universal. The Company did not anticipate that demand for payment would be made, as long as Universal continued to be profitable and remained in compliance with the lending agreement. Universal has had increases in sales in four of the past five years and has consistently generated operating profits.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At December 31, 2002, the Company expected to meet its liquidity needs going forward through a combination of cash from operations, amounts available under its credit facility and the issuance of stock through a private placement. At December 31, 2002, $2,490,000 of the Company’s credit facility was payable over a five year period. As of December 31, 2002, there was no assurance that the Company would generate sufficient liquidity to maintain its current operations. If the Company incurred losses and/or if the outstanding borrowings under its credit facility were demanded to be repaid and the Company was unsuccessful in obtaining new financing, the Company would likely have been required to seek bankruptcy court or other protection from its creditors. The 2002 financial statements did not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company have been unable to continue as a going concern.

During 2003, the Company’s net income was $1,320,263 and the Company raised $240,600 in a private placement, thereby eliminating its stockholders’ deficit and creating stockholders’ equity in the amount of $970,981. In September 2003, the Company’s lender increased its credit facility by $1,500,000 to $13,500,000 and approved the company’s acquisition of RAL with a loan collateralized by accounts receivable and inventory in the amount of $2,147,061 on December 31, 2003. The Company had negative working capital of $1,899,750 as of December 31, 2003 (an improvement of approximately $852,000 from 2002) as a result of the demand feature of its credit facility requiring classification as a current liability. The Company believed that its relationship with its lender was satisfactory and that the facility would be available to the Company through its term, November 2005. At December 31, 2003, the Company’s lender waived the Company’s default of its tax covenant because it had not filed its 2002 tax return and its capital expenditures covenant for exceeding its limit for the 2003 year. The Company believed that it had the ability to obtain an alternative lender in the unlikely event its lender exercised its demand feature.

During 2004, the Company’s net income was $1,661,156 and the Company raised $1,635,000 in private placements. The Company repaid in full the prior credit facility and completed a $15,000,000 secured loan facility with Wells Fargo Business Credit, Inc. consisting of a revolving line of credit including a $2,000,000 two-year term loan. This represents a $1,500,000 increase from its previous line of credit. The revolving credit line bears interest at .25% below prime, a decrease of 75 basis points from its previous line of credit, and the term loan bears interest at .50% above prime, a decrease of 200 basis points from its previous line of credit. The Company has positive working capital of $1,584,768 as of December 31, 2004 (an improvement of approximately $3,484,518 from 2003). The Company believes that its relationship with its lender is satisfactory and that the facility will be available to the Company through its term, August 2009. These factors, together with the Company’s demonstrated ability to generate profits, has eliminated management’s concern about the Company’s ability to continue as a going concern.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(d)	Revenue Recognition

Revenue is recognized when the earnings process is complete, generally upon shipment of products in accordance with shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective product from the Company’s customers, which are covered under the manufacturer’s warranty. The Company will receive a vendor credit from the manufacturer related to the warranted product in question, at which time credits are issued to the customer. The Company does not provide a warranty on products sold other than the warranty provided by the manufacturer.

(e)	Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2004 or 2003.

(f)	Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These charges, when collected, are included as other income. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

(g)	Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

All costs of shipping inventory to customers, are included in selling, general and administrative expenses. Such costs were $325,109, $206,264, and $291,089 for the years ended December 31, 2004, 2003 and 2002, respectively.

(h)	Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Automobiles	3-5 years

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

(i)	Goodwill and Other Intangible Assets

Prior to January 1, 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 10 years. Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets,"requires that goodwill having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

The Company has determined that Universal and RAL are reporting units.

(j)	Stock Option Plan

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the following table presents the effect on net income and net income per share, had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”.

The following table illustrated the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net income, as reported	$1,661,156	$1,320,263	$3,194,385

Add: Stock-based compensation related to option repricing	62,025	92,000	-
Deduct: Total stock-based employee compensation determined under fair-value-based method for all awards	-	(26,000)	(22,164)

Pro forma	$1,723,181	$1,386,263	$3,172,221

Basic net income
per common share
As reported	$.49	$.67	$1.99
Pro forma	$.51	$.70	$1.98

Diluted net income
per common share
As reported	$.36	$.38	$1.99
Pro forma	$.38	$.40	$1.98

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In calculating the above stock-based employee compensation for 2003 determined under the fair-value based method for all awards granted, the Company utilized the following assumptions; expected volatility of 4.88%, expected life of 10 years, risk free interest rate of 3.18% and dividend yield of 0%.

In calculating the above stock-based employee compensation for 2002 determined under the fair-value based method for all awards granted, the Company utilized the following assumptions; expected volatility of 86.5%, expected life of 10 years, risk free interest rate of 6.2% and dividend yield of 0%.

(k)	Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss); therefore, there is no difference between the Company’s comprehensive income (loss) and net income (loss) for the periods presented.

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

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net income (loss) per common share for 2002 is the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options.

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
Notes to Consolidated Financial Statements, Continued

The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

(o)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets, such as intangible assets, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." "FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The Company is in the process of evaluating the impact to its financial statements and believes the adoption will not have a material effect on our income statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

(2)	Business Acquisitions and Discontinued Operations

(a)	RAL Acquisition

On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned Subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL for a price of $2,447,061. The purchase was financed as follows:

Borrowings on the Company’s credit facility	$2,147,061

5-Year unsecured notes issued by RAL Purchasing, Inc. to third parties, at annual rate of 9%	300,000

Total outlay	$2,447,061

In connection with this acquisition, the Company’s limit on its credit facility was increased by $1,500,000 to $13,500,000. All borrowings under the credit facility are collateralized by substantially all of the assets of the Company. In addition, the 5-year notes are guaranteed by the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, September 30, 2003:

Current assets	$3,000,430
Property, plant and equipment	738,092
Goodwill	211,204
Covenant not to compete	10,000
Total assets acquired	3,959,726

Current liabilities assumed	1,512,665
Net assets acquired	$2,447,061

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Presented below are the pro forma financial results (unaudited) prepared under the assumption that the acquisition of RAL had been completed at the beginning of 2002.

	(Unaudited)
(in 000’s except for EPS data)	For The Year Ended December 31, 2003	For the Year Ended December 31, 2002
Net Sales	$51,657	$48,569
Operating Income	1,741	600
Net Income From Continuing Operations	1,631	98

Earnings Per Share From Continuing Operations
Basic	$.83	$.06
Diluted	$.47	$.03

RAL is a distributor of heating and cooling equipment and high-end plumbing fixtures with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL’s products are marketed primarily to contractors, consumers, builders and the commercial sector.

As a result of the acquisition, the Company is expecting to be one of the leading distributors of heating and cooling equipment and high-end plumbing fixtures in its market.

(b)
In July 2002, Universal paid $670,981 to acquire certain accounts receivable, inventory and other items from Goldman Associates of New York, Inc. (“Goldman”), relating to Goldman’s HVAC business in New Jersey and certain areas of  New York. $570,981 of the purchase price was allocated to the above listed assets at their estimated fair values. The remaining $100,000 was recorded as goodwill and will be tested annually for impairment under the provisions of SFAS 142. Pro forma results of operations are not provided as the information is not material to the consolidated financial statements.

(c)
On January 28, 2002, Atlantic, a wholly-owned Subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. The proceeding is still on-going. Neither Colonial, nor Universal, is part of the Chapter 11 filing. The Company does not believe that Atlantic will emerge from the reorganization with any value for the Company. The Company does not exercise significant influence over Atlantic’s operations and financial activities, and, accordingly, as of December 31, 2001, Atlantic has been unconsolidated on the Company’s financial statements and its operations are being reported as “income (loss) from operations of discontinued segments.” The losses from operations of Atlantic for the year ended December 31, 2001 and for the period up to January 28, 2002, the date of filing for Chapter 11, were $5,553,904 and $544,119, respectively. These losses total $6,098,023 and were reported as a net loss from operation of a discontinued operation at December 31, 2001. This loss includes $3,439,366 of net losses recorded as a result of writing down Atlantic’s assets to their net realizable value in order to arrive at the appropriate cost value of the Company’s investment in Atlantic. Atlantic’s sales totaled $24,561,972 for the year ended December 31, 2001 and for the period up to January 28, 2002 and are not included in sales as reported in the consolidated statement of operations.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On November 21, 2002, the Company was released from its guarantees of the indebtedness (approximately $5,800,000) of Atlantic by Atlantic’s lending bank, in return for the agreement by the Company to pay to the bank $2,500,000 as a five-year term loan under the Company’s line of credit with the bank, or, if earlier, on demand by the bank. The $3,300,000 difference between the total amount previously guaranteed ($5,800,000) and the amount the Company agreed to pay ($2,500,000) is reflected in the Company’s 2002 statement of operations as income from the operations of discontinued segments.

The Company’s investment in Atlantic’s common stock was recognized at a cost value of $219,007 of guaranteed liabilities as of December 31, 2002. The Company recognized liabilities of Atlantic only to the extent such liabilities are guaranteed by the Company because the Company believes that it is not responsible for any other liabilities of Atlantic as Atlantic’s creditors will be able to look only to Atlantic’s assets for recovery. Colonial recognized the $219,007 of guaranteed liabilities of Atlantic until they were extinguished by Atlantic’s bankruptcy proceedings or otherwise. This liability was settled in June 2004.

Since the Company was treating Atlantic as an unconsolidated Subsidiary, Atlantic was being carried at cost on the Company’s balance sheet until June 2004. As such, the Company has not reflected any of Atlantic’s 2002 financial activity in its consolidated financial statements, except for the $3,300,695 release of guarantee, as stated above. The following summarized financial information for the deconsolidated Subsidiary, Atlantic, includes the actual 2002 activity:

For the year ended December 31, 2002
Net sales	$2,700,174
Net (loss)	$(1,712,197)

December 31, 2002

Current assets (primarily accounts receivable and inventory)	$1,920,563
Current liabilities (primarily accounts payable, accrued liabilities)	(3,487,946)
Net liabilities of deconsolidated subsidiary	$(1,567,383)

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(3)	Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003
Computer hardware and software	$678,737	$479,190
Furniture and fixtures	67,015	126,667
Leasehold improvements	1,249,954	1,121,826
Automobiles	498,025	476,330
	2,493,731	2,204,013
Less accumulated depreciation and amortization	837,582	688,882
	$1,656,149	$1,515,131

(4)	Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Other Intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2004			December 31, 2003
Estimated
	Gross		Net	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)

Convenants Not To Compete	$241,667	$(214,167)	$27,500	$241,667	$(187,500)	$54,167	5

Amortization expense amounted to $26,667, $41,666 and $42,900 for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated Amortization Expense

For the Years Ended December 31,
2005	$14,333
2006	8,500
2007	2,667
2008	2,000
$27,500

(5)	Financing Arrangements

On November 21, 2002, the Company was released from its guarantees of the indebtedness (approximately $5,800,000) by Atlantic to Colonial’s and Atlantic’s lending bank, in return for the agreement by the Company to pay to the bank $2,500,000 as a five-year term loan under the Company’s line of credit with the bank, or, if earlier, on demand by the bank. The balance of this credit facility was paid in full pursuant to a replacement credit facility executed on July 29, 2004.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In connection with the RAL acquisition in September 2003, the Company’s limit on its credit facility was increased by $1,500,000 to $13,500,000. The balance of this facility was paid in full, pursuant to a credit facility executed, on July 29, 2004. The facility expires November 21, 2005, but all loans are in any event due at any time on demand by the bank, and, accordingly, had been classified as current liabilities. All loans were collateralized by the assets of the Company, as well as a pledge of all of the outstanding stock of Universal. The facility contained covenants relating to the financial condition of the Company and its business operations, and restricted the payment of dividends and capital expenditures. At December 31, 2003, the Company was in default of the tax covenant with the bank because it had not filed its 2002 tax returns and the Company was in default of the capital expenditures covenant for exceeding its limit during 2003. The bank had waived these events of default.

On July 29, 2004, the Company completed a $15,000,000 secured loan facility with Wells Fargo Business Credit, Inc. (“WFBCI”) consisting of a revolving line of credit including a $2,000,000 two-year term loan. This represents a $1,500,000 increase from its previous line of credit. The revolving credit line bears interest at ..25% below prime, a decrease of 75 basis points from its previous line of credit, and the term loan bears interest at .50% above prime, a decrease of 200 basis points from its previous line of credit. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial’s operating subsidiaries, collateralize all loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures ($550,000 per year). The Company must maintain a tangible net worth of approximately $1.5 million for the fiscal quarter ending December 31, 2004. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement. The Company used approximately $12,865,000 of the proceeds of this facility to repay its previous senior lender and will use the balance for additional working capital.

At December 31, 2004, amounts outstanding under the credit facility were $12,325,209, of which $1,666,667 represents a term loan payable in 20 remaining equal monthly installments of approximately $83,333. Although the term loan is payable over a specified period, 20 months, the Bank can demand payment at any time. At December 31, 2004, the amount of the unused available credit was $1,247,040. The interest rate on the $1,666,667 term loan was 5.75% (prime plus ..5%) as of December 31, 2004. The interest rate on the remaining credit facility, as of December 31, 2004 was 5.0% (prime minus .25%). In the event that Mr. Pagano no longer performs the duties of President of Universal or Vice President of RAL or American/Universal for any reason other than because of his death or disability, the Company will be considered in default of its credit agreement with WFBCI unless a waiver is obtained.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(6)	Notes Payable

(a)	Notes payable consist of the following at December 31:

	2004	2003

Various term notes payable to a bank, (collateralized by the equipment purchased) with aggregate monthly principal and interest installments of $4,019, bearing interest at between .9% to 5.9%	$170,914	$130,905

Term note payable to a private individual, $30,000 annual principal payment, interest at 9% payable monthly.*	120,000	150,000

Term note payable to an investment company, $30,000 annual principal payments, interest at 9% payable monthly	120,000	150,000

Term notes payable to private investors, subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the notes.**	525,000	-

Term note payable of $750,000 to corporation, subordinated secured note payable, bearing interest at the prime rate and payable quarterly, principal payable on June 30, 2008 and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring June 30, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount is being accredited over the term of the note as additional interest expense. The Company recorded $15,625 in interest expense during 2004 related to the warrant.***
	578,125	-
	1,514,039	430,905
Less current installments	115,265	104,205
	$1,398,774	$326,700

*The term note payable bearing interest at 9% is to Paul Hildebrandt, who at December 31, 2004 was a director of the company.

**Included in the above term note payable bearing interest at 11%, are five notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, $50,000 term note payable to William Salek, Chief Financial Officer and Secretary of the Company, $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company, $25,000 term note payable to Eileen Goldman, the wife of Michael Goldman and $50,000 term note payable to Paul Hildebrandt.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

***The term note payable bearing interest at prime rate is to Goldman Associates of NY, Inc., in which Michael Goldman is President, is also considered a related party. Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.

Maturities of notes payable are as follows:
2005	$115,265
2006	107,558
2007	100,717
2008	921,652
2009	268,847
$1,514,039

(b)
During the years ended December 31, 2003 and 2002, $91,885 and $94,477, respectively, of the unclaimed payments on notes payable were recorded as other income in the accompanying consolidated statements of operations.

(7)	Capital Stock

Each share of the Company’s preferred stock is convertible into one share of the Company’s common stock. Preferred stockholders will be entitled to a dividend, based upon a formula, when and if any dividends are declared on the Company’s common stock. The preferred stock is redeemable, at the option of the Company, at $7.50 per share. The shares contain a liquidation preference provision entitling the holder to receive payments equaling $5.00 per share.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At December 31, 2004, there were 2,315,439 shares of common stock reserved for conversion of preferred stock and for the exercise of stock options, convertible notes and warrants (note 8).

Messrs. Goldman, Korn, Pagano, Rozzi, and Ms. Folger each signed a stock purchase and sale standstill agreement in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.

(8)	Stock Options

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) pursuant to which, as amended, the Company’s Board of Directors may grant up to 1,200,000 options until December 31, 2005 to key employees and other persons who render service (non-employees) to the Company. Under the 1996 Plan, the options can be either incentive or nonqualified. The vesting period is determined by the Board of Directors at the time of grant. The exercise price of the incentive stock options may not be less than the fair market value of the Company’s common stock on the date of grant.

The exercise price of the nonqualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant.

At December 31, 2004, a total of 194,000 options were outstanding under the Company’s 1996 Stock Option Plan, which expires on December 31, 2006.

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2001	333,000	2.66
Cancelled	(30,000)	2.30
Expired	(70,000)	1.50
Balance at December 31, 2002	233,000	3.06

Expired	(91,500)	2.25
Granted	104,000.25
Balance at December 31, 2003	245,500.25

Options Exercised	(51,500)	.25
Balance at December 31, 2004	194,000.25

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On February 11, 2003, 141,500 outstanding stock options were repriced to an exercise price of $.25, the fair market value on that date. The repricing caused the Company to incur additional stock-based compensation expense of $62,025 and $92,000 for the years ended December 31, 2004 and 2003, respectively.

The following table summarizes information about stock options at December 31, 2004:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ .25	194,000	5.99	$ .25

(9)	Net Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	2004	2003	2002
Net income (numerator)	$1,661,156	$1,320,263	$3,194,385

Weighted average common shares (denominator for basic income per share)	3,403,152	1,971,129	1,603,777

Effect of dilutive securities:
Convertible preferred stock	918,778	1,466,792	-
Convertible notes	72,931	-	-
Employee stock options	193,105	63,777	-

Weighted average common and
potential common shares
outstanding (denominator for
diluted income (loss) per share)	4,587,966	3,501,698	1,603,777

Basic net income (loss) per share	$.49	$.67	$1.99
Diluted net income (loss) per share	$.36	$.38	$1.99

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Employee stock options totaling 263,700 for the year ended December 31, 2002 were not included in the net income (loss) per share calculation because their effect would have been antidilutive. Convertible preferred stock totaling 1,464,269 shares for the year ended December 31, 2002 were not included in the net loss per share because their effect would have been antidilutive.

(10)	Income Taxes

The provision for income taxes consists of the following:

	2004			2003			2002
	Federal	State And Local	Total	Federal	State And Local	Total	Federal	State And Local	Total

Current	$9,000	$137,932	$146,932	$(69,970)	$154,214	$84,244	-	$37,167	$37,167
Deferred	(645,600)	-	(645,600)	(421,400)	-	(421,400)	-	-	-
Total tax (benefit) expense	$(636,600)	$137,932	$(498,668)	$(491,370)	$154,214	$(337,156)	-	$37,167	$37,167

The components of deferred income tax (benefit) expense on continuing operations attributable to income (loss) on continuing operations are as follows:

	2004	2003	2002
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$-	$-	$(1,382)
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(645,600)	(421,400)	32,557
Generation of continuing operations net operating loss carryforward	-	-	(31,175)

	$(645,600)	$(421,400)	$-

A reconciliation of the provision for income taxes attributable to income (loss) on continuing operations computed at the Federal statutory rate to the reported provision for income taxes follows:

	2004	2003	2002

Tax provision at Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0%	6.0%	(35.5)%

Benefit from Alternative Minimum Tax carryback refund	0.0%	(9.0)%	0.0%
Change in valuation allowance for deferred tax assets	(83.7)%	(65.3)%	(37.9)%
Permanent differences	0.0%	0.0%	(14.4)%
Other	0.8%	0.0%	0.0%
Total	(42.9)%	(34.3)%	(53.8)%

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below.

	2004	2003
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$574,061	$421,400
Current Deferred Tax Assets	$574,061	$421,400

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$13,585,090	$10,567,740
State net operating loss carryforwards	138,789	178,529
Allowance for doubtful accounts	98,752	111,150
Additional costs inventoried for tax purposes	376,730	485,919
Alternative Minimum Tax Credit Carryforward	-	21,786
Goodwill	-	577,259
Non-current Deferred Tax Assets	14,199,361	11,942,383
Non-current Deferred Tax Liabilities:
Goodwill	(138,111)	-
Depreciation	(29,722)	(7,643)
Non-current Deferred Tax Liabilities	(167,833)	(7,643)
Non-current Deferred Tax Assets	14,031,528	11,934,740
Less Valuation Allowance	(13,538,589)	(11,934,740)
Net Non-Current Deferred Tax Assets	$492,939	$-

As of December 31, 2003 gross deferred tax assets in the amount of $12,363,783 were reduced by a valuation allowance in the amount of $11,934,740. Such valuation allowance had been reduced by $792,469 during the year ending December 31, 2003, to reflect management’s then assessment of the likelihood of utilizing net operating losses in the future, based upon improved results of operations during 2003 and upon projections of future taxable income.

In July 2004, the Company entered into a new financing agreement along with two private placements. The combination of the private placements and debts financing provided an additional $4,050,000 in liquidity. It is management’s opinion that this additional liquidity will allow the Company to expand inventory levels while taking advantage of purchase discounts and programs. Management believes that this will ultimately result in increased revenues and gross margin percentages. Therefore, management has adjusted its future income projections as a result of these events and has reduced its valuation allowance by approximately $973,000.

During the years ended December 31, 2004 and 2003, the valuation allowance was increased by $1,603,849 and decreased by $792,469, respectively.

At December 31, 2004, the Company’s operating loss carryforwards for federal income tax purposes of approximately $41,645,000. Varying amounts of the net operating loss carryforwards will expire from 2005 through 2022.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Expiration Year	Net Operating Losses
2005	$8,245,000
2006	4,811,000
2007	4,945,000
2008	415,000
2020	5,960,000
2021	2,737,000
2022	14,532,000
$41,645,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

(11)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No.107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value, with the exception of the notes payable, because of the short term nature of these instruments.

The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

(12)	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	2004	2003	2002
Cash paid during the years for:
Interest	$852,288	$543,646	$511,324
Income taxes	$173,665	$102,900	$23,024

Non-cash transactions:

During 2004, 2003 and 2002, 83,623, -0- and 34 shares, respectively, of convertible preferred stock were converted to a similar number of common shares.

During 2003 notes payable of $300,000 were incurred relating to the acquisition of RAL.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(13)	Employee Benefit Plans

(a)	401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions. In 2004, 2003 and 2002, $169,319, $137,508 and $111,793, respectively, of contributions were made to the plan.

(b)	Deferred Compensation Plan

During fiscal 1999, Universal adopted a Deferred Compensation Plan (the Plan) for a select group of management employees. The Plan was intended to provide certain executives with supplemental retirement benefits, as well as to permit the deferral of more of their compensation than they are permitted to defer under the 401(k) plan. The plan provided for a contribution equal to 5% of a participant’s compensation to be made to the plan for those participants who are employed as of December 31. The plan was not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the plan was held by the company in an investment trust, which was considered an asset of the Company. The return on these underlying investments determined the amount of earnings credited to the employees. As was allowed under the plan, the Company terminated the plan during 2002. The proceeds of the plan investments were paid out to the plan participants.

(14)	Business and Credit Concentrations

Universal purchases products from primarily 450 suppliers. In 2004, two suppliers accounted for 38% of Universal’s purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. In 2003 and 2002, two suppliers accounted for 47% and 49.1% of Universal’s purchases, respectively.

(15)	Commitments

(a)	Compensation

The Company has employment contracts with two officers and various employees with remaining terms ranging from one to four years. The amounts due under these contracts are $680,000, $530,000, $425,000 and $200,000 in the years ended December 31, 2005, 2006, 2007 and 2008, respectively. These commitments do not include amounts that may be earned as a bonus.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	Leases

The Company is obligated under operating leases for warehouse, office facilities and certain office equipment. Rental expense, including real estate taxes, amounted to $2,705,911, $1,404,475 and $1,153,867 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2005	$2,720,001
2006	2,582,791
2007	2,369,012
2008	1,856,012
2009	834,078
Thereafter	1,693,092
Total	$12,054,986

(c )	Private Placement

On July 30, 2004, the Company completed a private placement with Michael Goldman and Goldman Associates of New York, Inc. pursuant to Regulation D of the Securities Exchange Act of 1933. For total consideration of $1,500,000, the Company issued to Goldman Associates of New York, Inc. 600,000 shares of common stock at $1.25 per share, a $750,000 subordinated secured note payable, earning interest at the prime rate, interest payable quarterly, principal payable June 30, 2008, and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring June 30, 2008. The $187,500 estimated value of the warrants was accounted for as an increase to additional paid in capital and as a discount to the note payable.

On July 29, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $1,050,000 through the issuance of 420,000 shares of common stock at $1.25 per share and the issuance of $525,000 of subordinated unsecured convertible notes payable (“Notes”), bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The Notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the Notes.

On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company), purchased 165,000 shares, William Pagano (Director of the Company and President of Universal, purchased 165,000 shares, Michael Goldman (appointed Director of the Company on September 29, 2004) purchased 170,000 shares and Rita Folger (a private investor, who owned 9.42% of the Company as of that date), purchased 100,000 shares.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of common stock at $0.30 per share, as determined by the Board of Directors. Bernard Korn (Chairman and President of the Company), purchased 167,000 shares, James W. Stewart (who was Executive Vice President and Director of the Company as of July 16, 2003) purchased 100,000 shares, William Pagano (Director of the Company and President of the Universal, purchased 335,000 shares, Jack Rose (Director of the Company), purchased 50,000 shares and Rita Folger (a private investor who owned 6.86% of the Company as of that date), purchased 150,000 shares. The proceeds of the private placement will be used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and will bear a legend to that effect.

(16)	Litigation

The Company’s Universal Supply Group, Inc. Subsidiary is a New York corporation (“Universal”). In June 1999, Universal acquired substantially all of the assets of Universal Engineering Co., Inc. and Universal Supply Group, Inc., a New Jersey corporation, including its name. The name of Universal Supply Group, Inc. (the selling corporation) was subsequently changed to Hilco, Inc. In 1998, Hilco, Inc. acquired the assets of Amber Supply Co., Inc., previously known as Amber Oil Burner Supply Co., Inc. Universal Engineering Co., Inc., Amber Supply Co., Inc., Amber Oil Burner Supply Co., Inc. and Hilco, Inc. are referred to as the “Predecessors.” The majority shareholders of the predecessors are John A. Hildebrandt and Paul Hildebrandt. Paul Hildebrandt was a director of the Company from September 29, 2004 to January 28, 2005.

Universal has been joined as a defendant with Predecessors and many other companies in numerous product liability lawsuits brought in the Superior Court of New Jersey (Middlesex County) that allege injury due to asbestos. These actions have been managed by the Predecessor’s historic product liability insurance carriers, and all claims, including all defense and settlement costs, to date have been covered and paid by those carriers. Counsel representing the Company in these matters has advised that they are not aware of any material pending or threatened litigation, claims or assessments, except for one matter of which any verdict or settlement will be covered by insurance. John A. Hildebrandt, Paul Hildebrandt and the Predecessors have also indemnified Universal against all asbestos claims. The asbestos claims that have been filed to date stem primarily from products sold by the Predecessors prior to 1999 that were manufactured and/or packaged by a third party, which allegedly contained asbestos. The Company does not believe that it will be materially adversely affected by these lawsuits.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(17)	Related Party Transactions

The Company leases a store with a warehouse located in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $206,097 and $195,030 during the years ended December 31, 2004 and 2003, respectively.

Oscar Folger, who is legal counsel for the Company, is the husband of Rita Folger who is a beneficial owner of the Company. Professional fees paid to the law firm of Oscar Folger for the years ended 2004, 2003, and 2002 were $71,115, $70,773, and $20,400, respectively. As of December 31, 2004 and 2003, there are no outstanding liabilities to Oscar Folger.

On January 24, 2005, Mr. Pagano executed a contract to purchase certain realty owned by Zanzi Realty, Inc., located in Fishkill, New York. The aforementioned realty is under lease agreement with RAL, a wholly owned Subsidiary of the Company, as a tenant of the premises. On March 7, 2005, Mr. Pagano assigned the contract to Pioneer Realty Holdings, LLC, a New York limited liability company. Each of Messrs. Pagano and Paul Hildebrandt has a 35% interest in this entity. Each of Rita Folger and Jeffrey Folger has a 4% interest in this entity. Jeffrey Folger is the son of Oscar and Rita Folger.

See Notes 5, 6 and 7 for additional related party transactions.

(18)	Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2004 and 2003:

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	QUARTER ENDED
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousand, except per share data)
2004

Net sales	$12,525	$16,149	$16,185	$16,595
Gross profit	3,810	4,798	4,731	5,045
Net income (loss)	(299)	664	839	457
Income (loss) per common share:
Basic:
Net income (loss)	(0.11)	.22	.22	.11
Diluted:
Net income (loss)	(0.11)	.16	.17	.09

2003

Net sales	$8,357	$10,690	$11,322	$14,302
Gross profit	2,465	2,998	3,224	4,479
Net income (loss)	(69)	181	325	883
Income (loss) per common share:
Basic:
Net income (loss)	(0.04)	.11	.14	.37
Diluted:
Net income (loss)	(0.04)	.06	.08	.22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Colonial Commercial Corp.:

Under the date of October 2, 2003, we reported on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows of Colonial Commercial Corp. and Subsidiaries for the year ended December 31, 2002, which are included in the Company’s 2004 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2004 annual report on Form 10-K as it pertains to the year ended December 31, 2002. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of Colonial Commercial Corp. and Subsidiaries referred to above contains an explanatory paragraph that states that the Company has had losses in 2001 and 2000, has stockholders’ deficit at December 31, 2002 and has negative working capital. In addition, outstanding borrowings under its credit facility are due on demand. If the bank were to demand repayment, the Company does not project that it would have sufficient liquidity to make such a payment. In addition, as discussed in note 2(c), Atlantic Hardware & Supply Corporation (“Atlantic”), a wholly owned Subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 28, 2002. The financial results of Atlantic have been deconsolidated and the Company accounts for Atlantic using the cost method. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 (c) paragraphs 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
KPMG LLP

Melville, New York
October 2, 2003

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2004 Allowance for doubtful accounts	$284,829	$225,183	$14,862 (a	)	$(234,426) (b	)	$290,448

For the year ended December 31, 2003 Allowance for doubtful accounts	$265,211	$188,050	$14,040 (a	)	$(182,472) (b	)	$284,829

For the year ended December 31, 2002 Allowance for doubtful accounts	$253,156	$111,339	$19,592 (a	)	$(118,876) (b	)	$265,211

(a)	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

(b)	Comprised primarily of uncollected accounts charged against the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL COMMERCIAL CORP. (Registrant)

By:	/s/ Bernard Korn

Bernard Korn, President

By:	/s/ William Salek

Chief Financial and Accounting Officer

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on April 14, 2005 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson

Director

By:	/s/ Melissa Goldman

Director

By:	/s/ Michael Goldman

Director

By:	/s/ Bernard Korn

Bernard Korn, President & Director

By:	/s/ William Koon

William Koon, Director

By:	/s/ Ronald Miller

Ronald Miller, Director

By:	/s/ William Pagano

William Pagano, Director

By:	/s/ Jack Rose

Jack Rose, Director

By:	/s/ Carl L. Sussman

Carl L. Sussman, Director