Form 10-Q
period 2005-03-31
COLONIAL COMMERCIAL CORP
filed 2005-05-13
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2005     Commission File No. 1-6663
       ------------------------------------     --------------------------


                            COLONIAL COMMERCIAL CORP.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)


             New York                                    11-2037182
 -------------------------------         ---------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

 120 New South Road, Hicksville, New York                  1801
 ----------------------------------------               ----------
 (Address of Principal Executive Offices)               (Zip Code)

     Company's Telephone Number, Including Area Code:  516-681-4647
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

                             Yes  X             No
                                 ---

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of April 29, 2005.

     Common Stock, par value $.05 per share - 4,172,520 shares Convertible Preferred Stock, par value $.05 per share - 790,360 shares

                     COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                       INDEX


PART I.                          FINANCIAL INFORMATION                     PAGE NO.
                                                                           --------

    Item 1 -  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2005 (Unaudited) and December 31, 2004                    1

              Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended March 31, 2005 and 2004                          2

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 2005 and 2004                          3

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                              4

    Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       7

    Item 3 -  Quantitative and Qualitative Disclosures About Market Risk         11

    Item 4 -  Controls and Procedures                                            12

PART II.      OTHER INFORMATION

    Item 1 -  Legal Proceedings                                                  12

    Item 6 -  Exhibits                                                           13

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets
                                                                        March 31,     December 31,
                                                                           2005           2004
                                                                       ------------  --------------
                                                                       (Unaudited)
                          Assets
Current assets:
  Cash and cash equivalents                                            $   429,539   $     310,659
  Accounts receivable, net of allowance for doubtful accounts
    of $311,809 in 2005 and $290,448 in 2004                             6,951,628       7,774,588
  Inventory                                                             11,837,827      11,002,314
  Prepaid expenses and other current assets                                557,255         865,732
  Deferred tax asset - current portion                                     574,061         574,061
                                                                       ------------  --------------
      Total current assets                                              20,350,310      20,527,354
Property and equipment                                                   1,665,407       1,656,149
Goodwill                                                                 1,628,133       1,628,133
Other intangibles                                                           20,806          27,500
Other assets - noncurrent                                                  169,287         183,183
Deferred tax asset - noncurrent                                            492,939         492,939
                                                                       ------------  --------------
                                                                       $24,326,882   $  24,515,258
                                                                       ============  ==============
                 Liabilities and Stockholders' Equity
Current liabilities:
  Trade payables                                                       $ 5,158,049   $   4,721,790
  Accrued liabilities                                                    1,720,698       1,744,006
  Income taxes payable                                                      25,470          36,316
  Borrowings under credit facility                                      11,946,120      12,325,209
  Notes payable - current portion; includes related party
    notes of $0 in 2005 and $30,000 in 2004                                115,964         115,265
                                                                       ------------  --------------
      Total current liabilities                                         18,966,301      18,942,586
Notes payable, excluding current portion; includes related party
    notes of $862,500 in 2005 and $993,125 in 2004                       1,393,016       1,398,774
                                                                       ------------  --------------
      Total liabilities                                                 20,359,317      20,341,360
                                                                       ------------  --------------

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock, $.05 par value, liquidation preference of $3,951,800 and $3,952,195 and  2,468,860 shares authorized, 790,360 in 2005 and 790,439 in 2004
    shares issued and outstanding                                           39,518          39,522
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 4,172,520 in 2005 and 4,158,441 in 2004 shares
    issued and outstanding                                                 208,626         207,922
  Additional paid-in capital                                            10,738,736      10,746,836
  Accumulated deficit                                                   (7,019,315)     (6,820,382)
                                                                       ------------  --------------
      Total stockholders' equity                                         3,967,565       4,173,898
                                                                       ------------  --------------


                                                                       $24,326,882   $  24,515,258
                                                                       ============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                         COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Operations
                                         (Unaudited)
                                                                For The Three Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                 2005             2004
                                                            ---------------  ---------------
Sales                                                       $   13,347,318   $   12,525,359
Cost of sales                                                    9,094,248        8,715,380
                                                            ---------------  ---------------
    Gross profit                                                 4,253,070        3,809,979

Selling, general and administrative expenses, net                4,250,624        4,099,052
                                                            ---------------  ---------------
    Operating income (loss)                                          2,446         (289,073)

Other income                                                        61,877           56,650
Interest expense, net; includes related party interest of
  $17,745 in 2005 and -0- in 2004.                                (243,560)        (179,848)
                                                            ---------------  ---------------
    Loss from operations before
      income taxes (benefit) expense                              (179,237)        (412,271)

Income taxes expense (benefit)                                      19,696         (113,021)
                                                            ---------------  ---------------
    Net loss                                                $     (198,933)  $     (299,250)
                                                            ===============  ===============
Loss per common share:
  Basic:                                                    $        (0.05)  $        (0.11)
  Diluted:                                                  $        (0.05)  $        (0.11)

Weighted average shares outstanding:
  Basic                                                          4,165,183        2,726,692
  Diluted                                                        4,165,183        2,726,692

See accompanying notes to unaudited condensed consolidated financial statements.

                              COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)
                                                                       For The Three Months Ended
                                                                         2005              2004
                                                                   ----------------  ----------------
Cash flows from operating activities:
  Net loss                                                         $      (198,933)  $      (299,250)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Deferred tax benefit                                                     -          (129,600)
        Stock-based compensation                                           (10,900)           84,900
        Provision for doubtful accounts                                     35,170            66,384
        Depreciation                                                        98,737            95,811
        Amortization of intangibles                                          6,694            10,416
        Accretion of debt discount                                           9,375                 -
        Changes in operating assets and liabilities
          Accounts receivable                                              787,790          (366,902)
          Inventory                                                       (835,513)          (80,299)
          Prepaid expenses and other current assets                        308,477           (74,278)
          Other assets - noncurrent                                         13,896                 -
          Trade payables                                                   436,259           500,655
          Accrued liabilities                                              (23,308)          (75,477)
          Income taxes payable                                             (10,846)          (48,787)
                                                                   ----------------  ----------------
              Net cash provided by (used in) operating activities          616,898          (316,427)
                                                                   ----------------  ----------------

Cash flows from investing activities:
  Additions to property and equipment                                     (107,995)         (188,579)
                                                                   ----------------  ----------------
              Net cash used in investing activities                       (107,995)         (188,579)
                                                                   ----------------  ----------------

Cash flows from financing activities:
  Issuance of common stock and exercise of stock options                     3,500           360,000
  Retirement of preferred stock                                                  -          (355,638)
  Repayments on notes payable                                              (14,434)          (21,602)
  Net (repayments) borrowings under credit facility                       (379,089)          641,378
                                                                   ----------------  ----------------
              Net cash (used in) provided by financing activities         (390,023)          624,138
                                                                   ----------------  ----------------
Increase in cash and cash equivalents                                      118,880           119,132
Cash and cash equivalents - beginning of period                            310,659           342,756
                                                                   ----------------  ----------------
Cash and cash equivalents - end of period                          $       429,539   $       461,888
                                                                   ================  ================

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

1.   Summary of Significant Accounting Policies and Practices
     --------------------------------------------------------

     The consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

     Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

     We have one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and high-end plumbing fixtures.

     Inventory is comprised of finished goods.

     Stock Options
     -------------

     The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the following table presents the effect on net loss and net loss per share, had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                 For the Three Months Ended
                                                         March 31,
                                                   2005             2004
                                              ---------------  --------------
Net loss, as reported                         $     (198,933)  $    (299,250)

Add:    Stock-based compensation
        related to option repricing                  (10,900)         84,900
                                              ---------------  --------------

Pro forma net loss                            $     (209,833)  $    (214,350)
                                              ===============  ==============

Basic loss per share, as reported                      (0.05)          (0.11)
                                              ===============  ==============
Basic loss per share, pro forma                        (0.05)          (0.08)
                                              ===============  ==============

Diluted loss per share, as reported                    (0.05)          (0.11)
                                              ===============  ==============
Diluted loss per share, pro forma                      (0.05)          (0.08)
                                              ===============  ==============

2.   Equity Transaction
     ------------------

     During the quarter ended March 31, 2005, the Company issued 14,000 shares of common stock pursuant to the exercise of outstanding stock options. Bernard Korn obtained 10,000 shares of common stock, by exercising outstanding stock options on February 2, 2005. Mr. Korn is the Chief Executive Officer and a Director of the Company. A non-executive employee of Universal obtained 4,000 shares of common stock, by exercising his outstanding stock options on March 22, 2005.

     During the three months ended March 31, 2005, the Company converted a total of 79 shares of redeemable convertible preferred stock for 79 shares of the Company's common shares.

3.   Supplemental Cash Flow Information
     ----------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                     For the Three Months Ended
                                  March 31, 2005   March 31, 2004
                                  ---------------  ---------------
Cash paid during the period for:

  Interest                        $       208,387  $       154,484

  Income taxes                    $        44,906  $       131,212

4.   Net Loss Per Common Share
     -------------------------

     Employee stock options totaling 180,000 and 245,500 for the three months ended March 31, 2005 and 2004, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 790,360 shares of common stock and 871,362 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the net loss per share because their effects would have been anti-dilutive. Convertible notes, convertible into 175,000 shares of common stock and 0 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

5.   Financing Arrangements
     ----------------------

     At March 31, 2005, amounts outstanding under the credit facility were $11,946,120, of which $1,312,977 represents a term loan payable in equal monthly installments of approximately $83,333. At March 31, 2005, the amount of the unused available credit was $849,627. The interest rate on the $1,312,977 term loan was 6.25% (prime plus .5%) as of March 31, 2005. The interest rate on the remaining credit facility, as of March 31, 2005 was 5.50% (prime minus .25%).

6.   Related Party Transactions
     --------------------------

     Oscar Folger, who was legal counsel for the Company through April 20, 2005, is the husband of Rita Folger who is a beneficial owner of the Company. Professional fees paid to Oscar Folger for the three months ended March 31, 2005 were $5,150.

7.   New Accounting Pronouncements
     -----------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the first period after December 31, 2005. The Company is in the process of evaluating the impact to its financial statements and believes the adoption will not have a material effect on our income statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company
-----------

     Colonial Commercial Corp. ("Colonial") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Company" refers to Colonial Commercial Corp. and its consolidated Subsidiaries. The Company's operations are conducted through its wholly owned Subsidiaries, Universal Supply Group, Inc., ("Universal"), The RAL Supply Group, Inc. ("RAL") and American/Universal Supply, Inc. ("American").

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

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the amounts reported of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.

     We believe the following to be critical accounting policies that affect the most significant estimates and judgments used in the preparation of our consolidated financial statements:

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable
-------------------

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

Inventory
---------

     Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is calculated on the straight line method over the estimated useful lives of the assets as follows:

                        Computer hardware and software  3-5 years
                        Furniture and fixtures            5 years
                        Automobiles                     3-5 years

     Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Goodwill and Other Intangible Assets
------------------------------------

     Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

Results of Operations For theThree Months Ended March 31, 2005 and 2004
-----------------------------------------------------------------------

     The Company reported a net loss of $198,933 for the quarter ended March 31, 2005, compared to a net loss of $299,250 in the first quarter of 2004.

     Sales for the quarter ended March 31, 2005 increased by $821,959, or 6.6%, compared to the same period in 2004. The increase in sales is primarily a result of a general increase in market activity in the RAL and American/Universal trading areas and an increase in general industry pricing.

     Gross profit for the quarter ended March 31, 2005 increased by $443,091, or 11.6%, compared to the same period in 2004. Gross profit expressed as a percentage of sales increased to 31.9% in 2005 compared to 30.4% for the comparable period in 2004. This increase is primarily a result of price discounts achieved by purchasing in larger volumes and the result of the sales of higher margin products. Our gross margins may not be comparable to others in our or similar industries that include incoming freight, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs of a distribution network in their cost of sales line item. The Company excludes theses costs from cost of sales and includes them in selling, general and administrative expenses.

     Selling, general, and administrative expenses and cost of operations for the quarter ended March 31, 2005 increased by $151,572, or 3.7%, over the same period in 2004. This increase relates to general cost increases.

     Operating income for the quarter ended March 31, 2005 increased by $291,519 compared to the same period for 2004. The operating income for the period ending March 31, 2005 was $2,446 compared to a loss of $289,073 for the same period in 2004. This improvement relates to improved profitability of RAL and the new locations opened in 2004.

     Interest expense net for the quarter ended March 31, 2005 increased by $63,712, or 35.4%, compared to the same period in 2004. This increase is primarily due to the increase in prime rate which was 5.75% at March 31, 2005 compared to 4.0% at March 31, 2004 and increased borrowings to support the Company's growth.

     Income tax expense increased by $132,717 for the quarter ended March 31, 2005 compared to the same period for 2004. This increase is primarily a result of the Company recording a net federal tax benefit of $0 in 2005 and $129,600 in 2004. The income tax benefit realized in 2004, was from a decrease in its valuation allowance on deferred tax assets in recognition of its then anticipated utilization of net operating loss carryforwards.

     The following table summarizes information derived from the Company's consolidated statements of income expressed as a percentage of sales for the quarter ended March 31, 2005 and 2004.

                                                 For the Three Months
                                                   Ended March 31,
                                                 2005         2004
                                              -----------  -----------
Sales                                              100.0%       100.0%
Cost of sales                                       68.1         69.6
                                              -----------  -----------
Gross profit                                        31.9         30.4

Selling, general and administrative expenses        31.9         32.7
                                              -----------  -----------
Operating income                                     0.0         (2.3)

Other income                                         0.4          0.4
Interest expense                                    (1.8)        (1.4)
                                              -----------  -----------
Income before taxes                                 (1.4)        (3.3)

Income tax (expense) benefit                        (0.1)         0.9
                                              -----------  -----------

Net loss                                            (1.5)        (2.4)
                                              ===========  ===========

Liquidity and Capital Resources
-------------------------------

Credit Facility

     The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement ("Agreement") with Wells Fargo Business Credit, Inc. ("Wells") consisting of a revolving line of credit which expires on August 1, 2009, and a term loan with a balance of $1,312,977 as of March 31, 2005, payable in equal monthly installments of $83,333. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the Agreement, and was $12,795,747 as of March 31, 2005. The balance outstanding under the revolving line of credit including the term loan was $11,946,120 as of March 31, 2005. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.'s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

     As of March 31, 2005, the Company had $429,539 in cash and cash equivalents compared with $310,659 at December 31, 2004.

     Cash flows provided by operations were $616,898 during the three months ended March 31, 2005. Accounts receivable decreased due to improved aging of receivables. Accounts payable and inventory increased due to increased inventory in preparation for the increased demand of sales of air conditioning products for the second quarter of 2005.

     Cash flows used in investing activities of $107,995 during the three months ended March 31, 2005 were due to purchases of equipment.

     The cash flows used in financing activities of $390,023 consisted of $379,089 net repayments under the Company's credit facility, and $14,434 of repayments on notes payable. Cash flows provided from financing activities consisted of $3,500 received from the exercise of stock options.

     The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

     The Company's pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25%, except for the $2.0 million term loan, which bears interest at a rate of prime plus .5%, and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows for the quarter ended March 31, 2005 by approximately $71,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2005. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

     The Company's remaining interest-bearing obligations are at fixed rates of interest and as such, do not expose the pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company's fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls
     ----------------------------

     Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Universal Supply Group, Inc. is a New York corporation ("Universal"). In June 1999, Universal acquired substantially all of the assets of Universal Engineering Co., Inc. and Universal Supply Group, Inc., a New Jersey corporation, including its name. The name of Universal Supply Group, Inc. (the selling corporation) was subsequently changed to Hilco, Inc. In 1998, Hilco, Inc. acquired the assets of Amber Supply Co., Inc., previously known as Amber Oil Burner Supply Co., Inc., Universal Engineering Co., Inc., Amber Supply Co., Inc., Amber Oil Burner Supply Co., Inc. and Hilco, Inc. are referred to as the "Predecessors." The majority shareholders of the predecessors are John A. Hildebrandt and Paul Hildebrandt. Paul Hildebrandt was a director of the Company from September 29, 2004 to January 28, 2005.

     Universal has been joined as a defendant with Predecessors and many other companies in numerous product liability lawsuits brought in the Superior Court of New Jersey (Middlesex County) that allege injury due to asbestos. These actions have been managed by the Predecessor's historic product liability insurance carriers, and all claims, including all defense and settlement costs, to date have been covered and paid by those carriers. Counsel representing the Company in these matters has advised that they are not aware of any material pending or threatened litigation, claims or assessments, except for one matter of which any verdict or settlement will be covered by insurance. John A. Hildebrandt, Paul Hildebrandt and the Predecessors have also indemnified Universal against all asbestos claims. The asbestos claims that have been filed to date stem primarily from products sold by the Predecessors prior to 1999 that were manufactured and/or packaged by a third party, which allegedly contained asbestos. The Company does not believe that it will be materially adversely affected by these lawsuits.

ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
-----------------------------------------------------------

ITEM 6.  EXHIBITS
-----------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 2005                   COLONIAL COMMERCIAL CORP.

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