Form 10-Q
period 2005-06-30
COLONIAL COMMERCIAL CORP
filed 2005-08-12
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission File No. 1-6663

COLONIAL COMMERCIAL CORP.
(Exact Name of Company as Specified in its Charter)

New York	11-2037182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

Company's Telephone Number, Including Area Code:	973-427-8224

120 New South Road, Hicksville, New York 11801
(Former Address of Principal Executive Offices)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of August 1, 2005.

Common Stock, par value $.05 per share - 4,198,592 shares
Convertible Preferred Stock, par value $.05 per share - 764,288 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$493,998	$310,659
Accounts receivable, net of allowance for doubtful accounts of $230,264 in 2005 and $290,448 in 2004	8,764,983	7,774,588
Inventory	10,897,809	11,002,314
Prepaid expenses and other current assets	1,079,014	865,732
Deferred tax asset - current portion	574,061	574,061
Total current assets	21,809,865	20,527,354
Property and equipment	1,606,099	1,656,149
Goodwill	1,628,133	1,628,133
Other intangibles	18,167	27,500
Other assets - noncurrent	156,241	183,183
Deferred tax asset - noncurrent	492,939	492,939
	$25,711,444	$24,515,258
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$5,173,920	$4,721,790
Accrued liabilities	1,962,673	1,744,006
Income taxes payable	92,579	36,316
Borrowings under credit facility	12,503,526	12,325,209
Notes payable - current portion; includes related party notes of $0 in 2005 and $30,000 in 2004	122,109	115,265
Total current liabilities	19,854,807	18,942,586
Notes payable, excluding current portion; includes related party notes of $871,875 in 2005 and $993,125 in 2004	1,383,730	1,398,774
Total liabilities	21,238,537	20,341,360

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, liquidation preference of $3,857,555 and $3,952,195 and 2,468,860 shares authorized, 771,511 in 2005 and 790,439 in 2004 shares, issued and outstanding	38,576	39,522
Common stock, $.05 par value, 20,000,000 shares authorized, 4,191,369 in 2005 and 4,158,441 in 2004 shares issued and outstanding	209,568	207,922
Additional paid-in capital	10,723,896	10,746,836
Accumulated deficit	(6,499,133)	(6,820,382)
Total stockholders' equity	4,472,907	4,173,898

	$25,711,444	$24,515,258

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2005	2004
Sales	$17,501,842	$16,148,926
Cost of sales	12,369,723	11,351,064
Gross profit	5,132,119	4,797,862

Selling, general and administrative expenses, net	4,368,437	4,032,186
Operating income	763,682	765,676

Other income	87,557	125,560
Interest expense, net; includes related party interest of $18,646 in 2005 and $0 in 2004.	(250,029)	(193,137)
Income from operations before income tax expense	601,210	698,099

Income tax expense	81,028	34,594
Net income	$520,182	$663,505

Income per common share:
Basic	$0.12	$0.22
Diluted	$0.10	$0.16

Weighted average shares outstanding:
Basic	4,185,505	3,011,554
Diluted	5,287,577	4,081,840

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Six Months Ended June 30,
	2005	2004
Sales	$30,849,161	$28,674,285
Cost of sales	21,463,971	20,066,444
Gross profit	9,385,190	8,607,841

Selling, general and administrative expenses, net	8,619,062	8,131,238
Operating income	766,128	476,603

Other income	149,435	182,277
Interest expense, net; includes related party interest of $36,391 in 2005 and $0 in 2004.	(493,590)	(373,052)
Income from operations before income tax expense (benefit)	421,973	285,828

Income tax expense (benefit)	100,724	(78,427)
Net income	$321,249	$364,255

Income per common share:
Basic	$0.08	$0.13
Diluted	$0.06	$0.09

Weighted average shares outstanding:
Basic	4,175,422	2,869,123
Diluted	5,287,377	4,078,661

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$321,249	$364,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	-	(129,600)
Stock-based compensation	(25,740)	50,940
Provision for doubtful accounts	30,587	150,765
Depreciation	191,090	176,788
Amortization of intangibles	9,333	20,833
Accretion of debt discount	18,750	-
Changes in operating assets and liabilities:
Accounts receivable	(1,020,982)	(1,755,496)
Inventory	104,505	(488,980)
Prepaid expenses and other current assets	(213,282)	(274,894)
Other assets - noncurrent	26,942	-
Trade payables	452,130	1,031,147
Accrued liabilities	218,667	333,579
Income taxes payable	56,263	(29,893)
Net cash provided by (used in) operating activities	169,512	(550,556)

Cash flows from investing activities:
Additions to equipment	(141,040)	(211,106)
Net cash used in investing activities	(141,040)	(211,106)

Cash flows from financing activities:
Issuance of common stock	3,500	360,000
Retirement of preferred stock	-	(355,638)
Repayments of notes payable	(26,950)	(35,232)
Issuance of notes payable	-	22,871
Net borrowings under credit facility	178,317	1,387,332
Net cash provided by financing activities	154,867	1,379,333
Increase in cash and cash equivalents	183,339	617,671
Cash and cash equivalents - beginning of period	310,659	342,756
Cash and cash equivalents - end of period	$493,998	$960,427

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

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

Stock Options

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. The Company recognizes stock-based compensation related to option repricing for options previously awarded. For the quarter and six months ended June 30, 2005, the amount of stock based compensation was ($14,840) and ($25,740), respectively. No stock-based compensation cost is included in net income related to options granted during periods presented, since they had an exercise price equal to the market value of the stock on the date of grant and all outstanding options are fully vested. During the six months ended June 30, 2005, no stock options were granted and all outstanding options were fully vested. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the following table presents the effect on net income and net income per share, had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$520,182	$663,505	$321,249	$364,255

Add: Stock-based compensation
related to option repricing	(14,840)	(33,960)	(25,740)	50,940

Pro forma net income	$505,342	$629,545	$295,509	$415,195

Basic income per share, as reported	0.12	0.22	0.08	0.13
Basic income per share, pro forma	0.12	0.21	0.07	0.14

Diluted income per share, as reported	0.10	0.16	0.06	0.09
Diluted income per share, pro forma	0.10	0.15	0.06	0.10

2.	Equity Transactions

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

During the six months ended June 30, 2005, holders of a total of 18,928 shares of redeemable Convertible Preferred Stock converted these shares into 18,928 shares of Common Stock.

3.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash paid during the period for:

Interest	$446,212	$306,733

Income taxes	$156,206	$131,212

    During the six months ended June 30, 2005 and 2004, the Company converted 18,928 shares and 16,450 shares respectively, of Convertible Preferred Stock to a similar number of Common Stock.

4.	Net Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income (numerator)	$520,182	$663,505	$321,249	$364,255

Weighted average common shares
(denominator for basic income per share)	4,185,505	3,011,554	4,175,422	2,869,123

Effect of dilutive securities:
Convertible preferred stock	777,375	865,826	783,903	1,014,639
Convertible notes	175,000	-	175,000	-
Stock options	149,697	204,460	153,052	194,899

Weighted average common and potential
Common shares outstanding
(denominator for diluted income per share)	5,287,577	4,081,840	5,287,377	4,078,661

Basic net income per share	$0.12	$0.22	$0.08	$0.13

Diluted net income per share	$0.10	$0.16	$0.06	$0.09

5.	Financing Arrangements

At June 30, 2005, amounts outstanding under the credit facility were $12,503,526, of which $1,062,977 represents a term loan payable in equal monthly installments of approximately $83,333. At June 30, 2005, the amount of the unused available credit was $769,910. The interest rate on the $1,062,977 term loan was 6.5% (prime plus .5%) as of June 30, 2005. The interest rate on the remaining credit facility, as of June 30, 2005 was 5.75% (prime minus .25%).

6.	Litigation

Universal Supply Group, Inc.

Litigation

Universal Supply Group, Inc. is a New York corporation (“Universal”). On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K. Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc. Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal. Hilco, Inc. is hereinafter referred to as the “Predecessor.” The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by 146 active plaintiffs in 43 separate active lawsuits that allege injury due to asbestos. Claims in these lawsuits relate to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the active cases, four were filed in 2005, 39 were filed in 2004, 31 in 2003, and 44 in 2002. Twenty-four other cases have been dismissed and six other cases had been settled as of March 2005 for a total of $56,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named in ten of these cases; of these, six were filed in 2001, one in 2003 and three in 2005. No case that names our Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel appointed by the insurance companies, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 1, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was informally advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company is not a defendant in the Rhodes case, and is in any event entitled to the indemnification and insurance coverage referred to below.

The Company believes that Rhodes differs from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

Indemnification

John A. Hildebrandt, Paul Hildebrandt and the Predecessor have jointly and severally agreed to indemnify our Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier. These agreements are set forth in the purchase agreement. Paul Hildebrandt, one of the indemnitors, was a director of the Company from September 29, 2004 to January 28, 2005.

The indemnitors may use their own counsel to defend these claims. The indemnitors are not liable for any settlement effected without their consent. The indemnitors may settle and pay money claims without the consent of the Company. There is no indemnification unless claims aggregate $50,000; once this trigger point is reached indemnification is required for all claims, including the first $50,000, but excluding claims of less than $10,000. The indemnification requirement survives at least until 30 days after the running of any relevant statutes of limitation.

The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us.

There are no other limitations to our rights to indemnification.

Insurance

The assets that the Predecessor sold to us included its insurance policies and other agreements and contracts. The policies provide coverage for liability accruing during the periods for which premiums were paid. The Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies. Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. To date, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995. The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have to date defended our Company and the Predecessor, and have paid all settlement amounts and defense costs, except that the Company understands that the insurance companies have not yet made payment for amounts owed by the Predecessor under its August 2005 agreement to settle the Rhodes case. Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

General

Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Predecessor.

It is management’s opinion that the existing asbestos litigation will not have a material adverse effect on the Company. Nevertheless, the Company could be materially and adversely affected if the Company is held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully claim limitations on their liabilities by reason of gaps in coverage or otherwise.

There is no accrued balance for any period relating to asbestos claims, and no amount has been recorded for any period in any financial statement by the Company for asbestos claims. The Company does not regard as likely the potential payment of any asbestos based claim.

Atlantic Hardware & Supply Corporation

On January 28, 2002, Atlantic Hardware & Supply Corporation (“Atlantic”), a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. On May 18, 2005, the United States Bankruptcy Court for the Eastern District of New York dismissed the petition. Atlantic is a discontinued operation and has no assets. Neither Colonial Commercial Corp. nor any of its other subsidiaries were part of the Chapter 11 filing.

7.	New Accounting Pronouncements

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

8.	Subsequent Events

On July 29, 2005 holders of a total of 7,223 shares of redeemable Convertible Preferred Stock converted these shares into 7,223 shares of Common Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The Company

Colonial Commercial Corp. (“Colonial”) is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”) and American/Universal Supply, Inc. (“American”).

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, “anticipates,”“expects,”“believes,”“may,”“intends,” and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These service charges are not recognized until collected, and are then included in other income. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $90,049 and $75,616 for the quarter ended June 30, 2005 and 2004, respectively, and $188,998 and $145,328 for the six months ended June 30, 2005 and 2004, respectively.

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

Results of Operations For the Quarter Ended June 30, 2005 and 2004

The Company reported net income of $520,182 for the quarter ended June 30, 2005, compared to net income of $663,505 for the same period in 2004.

Sales increased 8.4% to $17,501,842 for the quarter ended June 30, 2005 from $16,148,926 for the same period in 2004. The increase in sales is primarily a result of increased market penetration, an increase in general industry pricing, and growing market activity in all areas.

Gross profit increased 7.0% to $5,132,119 for the quarter ended June 30, 2005 from $4,797,862 for the same period in 2004. Gross profit expressed as a percentage of sales decreased to 29.3% in 2005 compared to 29.7 % for the comparable period in 2004. This decrease is primarily a result of reduced margins of air conditioning equipment caused by manufacturers’ product standardization. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $90,049 and $75,616 for the quarters ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses and cost of operations increased 8.3% to $4,368,437 for the quarter ended June 30, 2005 from $4,032,186 for the same period in 2004. This increase is primarily a result of costs associated with increased utility and fuel costs, increased vehicle expenses required to support growing sales at the newest locations, general cost increases and increased accounting fees.

Other income decreased by $38,003 to $87,557 for the quarter ended June 30, 2005 from $125,560 for the same period in 2004. This decrease is primarily the result of a $58,007 gain from the settlement of a contingent liability of a discontinued operation recognized in the second quarter of 2004 with no such gain in 2005, partially offset by a $20,038 increase in service charges collected in the second quarter of 2005.

Interest expense net increased 29.5% to $250,029 for the quarter ended June 30, 2005 from $193,137 for the same period in 2004. This increase is primarily the result of the increase in prime rate which was 6.25% at June 30, 2005 compared to 4.0% at June 30, 2004, and additional interest expense incurred on increased borrowings to support the Company’s growth.

Income tax expense increased by $46,434 to $81,028 for the quarter ended June 30, 2005 from $34,594 for the same period in 2004. This increase is primarily a result of the applicable state income taxes incurred on taxable income for the Company.

Results of Operations For the Six Months Ended June 30, 2005 and 2004

The Company reported net income of $321,249 for the six months ended June 30, 2005, compared to net income of $364,255 for the same period in 2004. Pre-tax income increased $136,145 or 47.6%, to $421,973 for the six months ended June 30, 2005 from $285,828 for the same period in 2004.

Sales increased 7.6% to $30,849,161 for the six months ended June 30, 2005 from $28,674,285 for the same period in 2004. The increase in sales is primarily a result of increased market penetration, an increase in general industry pricing, and growing market activity in all areas.

Gross profit increased 9.0% to $9,385,190 for the six months ended June 30, 2005 from $8,607,841 for the same period in 2004. Gross profit expressed as a percentage of sales increased to 30.4% in 2005 compared to 30.0% for the comparable period in 2004. This increase is primarily a result of increased activity and sales of control systems as well as high end plumbing fixtures partially offset by lower margins in sales of air conditioning equipment. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $188,998 and $145,328 for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses and cost of operations increased 6.0% to $8,619,062 for the six months ended June 30, 2005 from $8,131,238 for the same period in 2004. This increase is primarily a result of costs associated with increased utility and fuel costs, increased vehicle expenses required to support growing sales at the newest locations, general cost increases and increased accounting fees.

Other income decreased by $32,842 to $149,435 for the six months ended June 30, 2005 from $182,277 for the same period in 2004. This decrease is primarily the result of a $58,007 gain from the settlement of a contingent liability of a discontinued operation recognized in 2004 with no such gain in 2005, partially offset by a $29,663 increase in service charges collected in the six months ended June 30, 2005.

Interest expense net increased 32.3% to $493,590 for the six months ended June 30, 2005 from $373,052 for the same period in 2004. This increase is primarily the result of the increase in prime rate which was 6.25% at June 30, 2005 compared to 4.0% at June 30, 2005, and additional interest expense incurred on increased borrowings to support the Company’s growth.

Income tax expense increased by $179,151 to $100,724 for the six months ended June 30, 2005 from a $78,427 tax benefit for the same period in 2004. This increase is primarily a result of the applicable state income taxes incurred on taxable income for the Company and the Company recording a net federal tax benefit of $0 in 2005 and $129,600 in 2004. The income tax benefit realized in 2004, was from a decrease in its valuation allowance on deferred tax assets in recognition of its then anticipated utilization of net operating loss carryforwards.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter and six months ended June 30, 2005 and 2004.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	70.3	69.6	70.0
Gross profit	29.3	29.7	30.4	30.0

Selling, general and administrative expenses	25.0	25.0	27.9	28.3
Operating income	4.3	4.7	2.5	1.7

Other income	0.5	0.8	0.5	0.6
Interest expense	(1.4)	(1.2)	(1.6)	(1.3)
Income before taxes	3.4	4.3	1.4	1.0

Income tax (expense) benefit	(0.4)	(0.2)	(0.4)	0.3

Net income	3.0%	4.1%	1.0%	1.3%

Liquidity and Capital Resources

Credit Facility

The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”) consisting of a revolving line of credit which expires on August 1, 2009, and a $2,000,000 term loan with a balance of $1,062,977 as of June 30, 2005, payable in equal monthly installments of $83,333. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the Agreement, and was $13,273,436 as of June 30, 2005. The balance outstanding under the revolving line of credit including the term loan was $12,503,526 as of June 30, 2005. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

As of June 30, 2005, the Company had $493,998 in cash and cash equivalents compared with $310,659 at December 31, 2004.

Net cash provided by operating activities was $169,512 for the six months ended June 30, 2005 compared to net cash used in operating activities of $550,556 for the six months ended June 30, 2004. The net cash provided by operating activities for the 2005 period is primarily a result of net income approximating $321,000, non-cash charges approximating $224,000, offset by cash used in operating assets and liabilities approximating $376,000. The increase in accounts receivable approximating $1,021,000 was primarily a result of increased sales volume. Accounts payable increased due to increased inventory purchases to support the increased sales.

Cash flows used in investing activities of $141,040 during the six months ended June 30, 2005 were due to purchases of equipment.

The cash flows provided by financing activities of $154,867 consisted of $178,317 net borrowings under the Company’s credit facility, and $3,500 received from the exercise of stock options. Cash flows used in financing activities consisted of $26,950 for repayments on notes payable.

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

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25%, except for the $2.0 million term loan, which bears interest at a rate of prime plus .5% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows for the quarter ended June 30, 2005 by approximately $77,200 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2005. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such, do not expose the pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Universal Supply Group, Inc.

Litigation

Universal Supply Group, Inc. is a New York corporation (“Universal”). On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K. Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc. Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal. Hilco, Inc. is hereinafter referred to as the “Predecessor.” The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by 146 active plaintiffs in 43 separate active lawsuits that allege injury due to asbestos. Claims in these lawsuits relate to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the active cases, four were filed in 2005, 39 were filed in 2004, 31 in 2003, and 44 in 2002. Twenty-four other cases have been dismissed and six other cases had been settled as of March 2005 for a total of $56,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named in ten of these cases; of these, six were filed in 2001, one in 2003 and three in 2005. No case that names our Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel appointed by the insurance companies, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 1, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was informally advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company is not a defendant in the Rhodes case, and is in any event entitled to the indemnification and insurance coverage referred to below.

The Company believes that Rhodes differs from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

Indemnification

John A. Hildebrandt, Paul Hildebrandt and the Predecessor have jointly and severally agreed to indemnify our Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier. These agreements are set forth in the purchase agreement. Paul Hildebrandt, one of the indemnitors, was a director of the Company from September 29, 2004 to January 28, 2005.

The indemnitors may use their own counsel to defend these claims. The indemnitors are not liable for any settlement effected without their consent. The indemnitors may settle and pay money claims without the consent of the Company. There is no indemnification unless claims aggregate $50,000; once this trigger point is reached indemnification is required for all claims, including the first $50,000, but excluding claims of less than $10,000. The indemnification requirement survives at least until 30 days after the running of any relevant statutes of limitation.

The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us.

There are no other limitations to our rights to indemnification.

Insurance

The assets that the Predecessor sold to us included its insurance policies and other agreements and contracts. The policies provide coverage for liability accruing during the periods for which premiums were paid. The Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies. Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. To date, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995. The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have to date defended our Company and the Predecessor, and have paid all settlement amounts and defense costs, except that the Company understands that the insurance companies have not yet made payment for amounts owed by the Predecessor under its August 2005 agreement to settle the Rhodes case. Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

General

Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Predecessor.

It is management’s opinion that the existing asbestos litigation will not have a material adverse effect on the Company. Nevertheless, the Company could be materially and adversely affected if the Company is held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully claim limitations on their liabilities by reason of gaps in coverage or otherwise.

There is no accrued balance for any period relating to asbestos claims, and no amount has been recorded for any period in any financial statement by the Company for asbestos claims. The Company does not regard as likely the potential payment of any asbestos based claim.

Atlantic Hardware & Supply Corporation

On January 28, 2002, Atlantic Hardware & Supply Corporation (“Atlantic”), a wholly-owned subsidiary of the Company, filed a voluntary petition with the U. S. Bankruptcy Court for the Eastern District of New York to reorganize under Chapter 11 of the U. S. Bankruptcy Code. On May 18, 2005, the United States Bankruptcy Court for the Eastern District of New York dismissed the petition. Atlantic is a discontinued operation and has no assets. Neither Colonial Commercial Corp. nor any of its other subsidiaries were part of the Chapter 11 filing.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Shareholders was held on June 15, 2005.

(b)           On June 15, 2005, the preferred shareholders elected William Koon, Ronald Miller and Jack Rose as Preferred Stock Directors of the Company, and the common shareholders elected E. Bruce Fredrikson, Melissa Goldman, Michael Goldman, Bernard Korn, William Pagano and Carl L. Sussman as Common Stock Directors. The common and preferred shareholders voted in favor of a resolution appointing Weiser, LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2005.

PROPOSAL	FOR	AGAINST	ABSTAINED

For the preferred shareholders to elect William Koon, Ronald Miller and Jack Rose as Preferred Stock Directors:

William Koon	585,153	-	4,218
Ronald Miller	584,751	-	4,620
Jack Rose	584,614	-	4,757

For the common shareholders to elect E. Bruce Fredrikson, Melissa Goldman, Michael Goldman, Bernard Korn, William Pagano and Carl L. Sussman as Common Stock Directors:

E. Bruce Fredrikson	3,714,307	-	93,047
Melissa Goldman	3,699,147	-	108,207
Michael Goldman	3,699,247	-	108,107
Bernard Korn	3,699,127	-	108,227
William Pagano	3,699,247	-	107,107
Carl L. Sussman	3,524,207	-	283,147

To ratify the selection of Weiser, LLP as independent public accountants of the Company for the fiscal year ending December 31, 2005:	3,792,152	15,443	3,893

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2005	COLONIAL COMMERCIAL CORP

/s/ Bernard Korn
Bernard Korn,
Chairman of the Board and President

/s/ William Salek
William Salek
Chief Financial Officer