Form 10-Q
period 2005-09-30
COLONIAL COMMERCIAL CORP
filed 2005-11-15
CIK 21828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2005     Commission File No. 1-6663
     ----------------------------------------     --------------------------

                            COLONIAL COMMERCIAL CORP.
                            -------------------------
               (Exact Name of Company as Specified in its Charter)

                New York                               11-2037182
                --------                               ----------
   (State or Other Jurisdiction of                 (I.R.S.  Employer
    Incorporation or Organization)               Identification Number)

     275 Wagaraw Road, Hawthorne, New Jersey                  07506
     ---------------------------------------                  -----
     (Address of Principal Executive Offices)              (Zip Code)

     Company's Telephone Number, Including Area Code:  973-427-8224
                                                       ------------

                 120 New South Road, Hicksville, New York 11801
                 ----------------------------------------------
                 (Former Address of Principal Executive Offices)


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                              ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

                                  Yes  X    No
                                      ---

Indicate the number of shares outstanding of the Company's Common Stock and Convertible Preferred Stock as of November 1, 2005.

          Common Stock, par value $.05 per share - 4,530,687 shares
          Convertible Preferred Stock, par value $.05 per share - 498,493 shares

                      COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

                                        INDEX


PART I.                           FINANCIAL INFORMATION                      PAGE NO.
                                                                             --------
     Item 1 -  Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2005 (Unaudited) and December 31, 2004                 1

               Condensed Consolidated Statements of Operations (Unaudited)
               Quarter Ended September 30, 2005 and 2004                            2

               Condensed Consolidated Statements of Operations (Unaudited)
               Nine Months Ended September 30, 2005 and 2004                        3

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended September 30, 2005 and 2004                        4

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                               5

    Item 2 -   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           13


    Item 3 -   Quantitative and Qualitative Disclosures About Market Risk          20

    Item 4 -   Controls and Procedures                                             20

PART II.       OTHER INFORMATION

    Item 1 -   Legal Proceedings                                                   21

    Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds         24

    Item 6 -   Exhibits                                                            24

                                      PART I.  FINANCIAL INFORMATION
                                      ------------------------------
Item 1.  Financial Statements

                                COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets

                                                                           September 30,    December 31,
                                                                               2005             2004
                                                                          ---------------  --------------
                                                                            (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                               $      465,252   $     310,659
  Accounts receivable, net of allowance for doubtful accounts
    of $229,663 in 2005 and $290,448 in 2004                                   8,140,298       7,774,588
  Inventory                                                                   11,142,206      11,002,314
  Prepaid expenses and other current assets                                    1,159,215         865,732
  Deferred tax asset - current portion                                           637,500         574,061
                                                                          ---------------  --------------
            Total current assets                                              21,544,471      20,527,354
Property and equipment                                                         1,676,297       1,656,149
Goodwill                                                                       1,628,133       1,628,133
Other intangibles                                                                 14,750          27,500
Other assets - noncurrent                                                        142,654         183,183
Deferred tax asset - noncurrent                                                1,071,000         492,939
                                                                          ---------------  --------------
                                                                          $   26,077,305   $  24,515,258
                                                                          ===============  ==============
                      Liabilities and Stockholders' Equity
Current liabilities:
  Trade payables                                                          $    5,598,165   $   4,721,790
  Accrued liabilities                                                          1,908,188       1,744,006
  Income taxes payable                                                             7,298          36,316
  Borrowings under credit facility-revolving credit                           10,744,191      10,658,542
  Borrowings under credit facility-term loan                                     812,977       1,666,667
  Notes payable - current portion; includes related party
    notes of $0 in 2005 and $30,000 in 2004                                      151,156         115,265
                                                                          ---------------  --------------
            Total current liabilities                                         19,221,975      18,942,586
Notes payable, excluding current portion; includes related party
    notes of $881,250 in 2005 and $993,125 in 2004                             1,390,489       1,398,774
                                                                          ---------------  --------------
            Total liabilities                                                 20,612,464      20,341,360
                                                                          ---------------  --------------

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock, $.05 par value, 2,468,860 shares authorized, 525,680 in 2005 and 790,439 in 2004 shares issued and outstanding, liquidation preference of $2,628,400 in 2005
    and $3,952,195 in 2004                                                        26,284          39,522
  Common stock, $.05 par value, 20,000,000 shares
    authorized, 4,491,500 in 2005 and 4,158,441 in 2004 shares
    issued and outstanding                                                       224,575         207,922
  Additional paid-in capital                                                  10,694,496      10,746,836
  Accumulated deficit                                                         (5,480,514)     (6,820,382)
                                                                          ---------------  --------------
            Total stockholders' equity                                         5,464,841       4,173,898
                                                                          ---------------  --------------

                                                                          $   26,077,305   $  24,515,258
                                                                          ===============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)


                                                              For The Three Months Ended
                                                                    September 30,
                                                           -------------------------------
                                                                2005             2004
                                                           ---------------  --------------
Sales                                                      $   17,377,655   $  16,185,005
Cost of sales                                                  12,285,200      11,453,648
                                                           ---------------  --------------
    Gross profit                                                5,092,455       4,731,357

Selling, general and administrative expenses, net               4,449,626       4,177,443
                                                           ---------------  --------------
    Operating income                                              642,829         553,914

Other income                                                       63,546          58,280
Interest expense, net; includes related party interest of
  $19,609 in 2005 and $0 in 2004.                                (269,897)       (249,463)
                                                           ---------------  --------------
    Income from operations before income tax benefit              436,478         362,731

Income tax benefit                                               (582,141)       (476,351)
                                                           ---------------  --------------
    Net income                                             $    1,018,619   $     839,082
                                                           ===============  ==============

Income per common share:
  Basic                                                    $         0.24   $        0.22
  Diluted                                                  $         0.19   $        0.17

Weighted average shares outstanding:
  Basic                                                         4,300,270       3,747,715
  Diluted                                                       5,296,133       4,940,318

See accompanying notes to unaudited condensed consolidated financial statements.

                        COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Operations
                                       (Unaudited)


                                                              For The Nine Months Ended
                                                                    September 30,
                                                           ------------------------------
                                                                2005            2004
                                                           --------------  --------------
Sales                                                      $  48,226,815   $  44,859,290
Cost of sales                                                 33,749,170      31,520,092
                                                           --------------  --------------
    Gross profit                                              14,477,645      13,339,198

Selling, general and administrative expenses, net             13,068,688      12,308,681
                                                           --------------  --------------
    Operating income                                           1,408,957       1,030,517

Other income                                                     213,282         240,557
Interest expense, net; includes related party interest of
  $56,000 in 2005 and $0 in 2004.                               (763,788)       (622,515)
                                                           --------------  --------------
    Income from operations before income tax benefit             858,451         648,559

Income tax benefit                                              (481,417)       (554,778)
                                                           --------------  --------------
    Net income                                             $   1,339,868   $   1,203,337
                                                           ==============  ==============

Income per common share:
  Basic                                                    $        0.32   $        0.38
  Diluted                                                  $        0.25   $        0.28

Weighted average shares outstanding:
  Basic                                                        4,217,250       3,164,125
  Diluted                                                      5,290,507       4,368,017

See accompanying notes to unaudited condensed consolidated financial statements.

                         COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)


                                                               For The Nine Months Ended
                                                                      September 30,
                                                                  2005            2004
                                                             --------------  --------------
Cash flows from operating activities:
  Net income                                                 $   1,339,868   $   1,203,337
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred tax benefit                                        (641,500)       (645,600)
      Stock-based compensation                                     (52,525)         84,900
      Provision for doubtful accounts                               29,343         196,286
      Depreciation                                                 285,211         267,244
      Amortization of intangibles                                   12,750          23,750
      Accretion of debt discount                                    28,125               -
      Changes in operating assets and liabilities:
        Accounts receivable                                       (395,053)     (2,204,510)
        Inventory                                                 (139,892)     (1,285,449)
        Prepaid expenses and other current assets                 (293,483)       (441,337)
        Other assets - noncurrent                                   40,529               -
        Trade payables                                             876,375        (380,668)
        Accrued liabilities                                        164,182           7,262
        Income taxes payable                                       (29,018)       (103,447)
                                                             --------------  --------------
        Net cash provided by (used in) operating activities      1,224,912      (3,278,232)
                                                             --------------  --------------

Cash flows from investing activities:
  Additions to equipment                                          (305,359)       (347,645)
                                                             --------------  --------------
        Net cash used in investing activities                     (305,359)       (347,645)
                                                             --------------  --------------

Cash flows from financing activities:
  Issuance of common stock                                          19,000       1,635,000
  Retirement of preferred stock                                    (15,400)       (355,638)
  Repayments of notes payable                                      (48,919)        (47,645)
  Issuance of notes payable                                         48,400       1,179,017
  Issuance of warrants                                                   -         187,500
  Net (repayments) borrowings under credit facility               (768,041)      1,157,112
                                                             --------------  --------------
        Net cash (used in) provided by financing activities       (764,960)      3,755,346
                                                             --------------  --------------
Increase in cash and cash equivalents                              154,593         129,469
Cash and cash equivalents - beginning of period                    310,659         342,756
                                                             --------------  --------------
Cash and cash equivalents - end of period                    $     465,252   $     472,225
                                                             ==============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                   COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

1.   Summary of Significant Accounting Policies and Practices
     --------------------------------------------------------

     The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be achieved for the full year.

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

     We have one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and plumbing fixtures.

     Inventory is comprised of finished goods.

     Stock Options
     -------------

     The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees. The Company recognizes stock-based compensation related to option repricing for options previously awarded. For the quarter and nine months ended September 30, 2005, the amount of stock based compensation was ($26,785) and ($52,525), respectively. During the nine months ended September 30, 2005, no stock options were granted and all outstanding options were fully
vested.   In accordance with SFAS No. 148, "Accounting for Stock Based
Compensation - Transition and Disclosure," the following table presents the effect on net income and net income per share, had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

                                          For the Quarter Ended      For the Nine Months Ended
                                              September 30,                September 30,
                                           2005          2004           2005           2004
                                       ------------  ------------  --------------  -------------
Net income, as reported                $ 1,018,619   $    839,082  $   1,339,868   $   1,203,337

Add:    Stock-based compensation
        related to option repricing        (26,785)        33,960        (52,525)         84,900
                                       ------------  ------------  --------------  -------------

Pro forma net income                   $   991,834   $    873,042  $   1,287,343   $   1,288,237
                                       ============  ============  ==============  =============

Basic income per share, as reported           0.24           0.22           0.32            0.38
                                       ============  ============  ==============  =============
Basic income per share, pro forma             0.23           0.23           0.31            0.41
                                       ============  ============  ==============  =============

Diluted income per share, as reported         0.19           0.17           0.25            0.28
                                       ============  ============  ==============  =============
Diluted income per share, pro forma           0.19           0.18           0.24            0.29
                                       ============  ============  ==============  =============


2.   Equity Transactions
     -------------------

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

     During the quarter ended September 30, 2005, the Company issued 62,000 shares of common stock pursuant to the exercise of outstanding stock options. Bernard Korn obtained 25,000 shares of common stock, by exercising outstanding stock options on September 20, 2005. Mr. Korn is the Chief Executive Officer and a Director of the Company. William Pagano obtained 20,000 shares of common stock, by exercising outstanding stock options on September 20, 2005. Mr. Pagano is the President and a Director of the Company. Carl Sussman obtained 12,000 shares of common stock, by exercising outstanding stock options on
September 26, 2005.  Mr. Sussman is a Director of the Company.   William Salek
obtained 5,000 shares of common stock, by exercising outstanding stock options on September 28, 2005. Mr. Salek is the Chief Financial Officer of the Company.

     During the quarter ended September 30, 2005, holders of a total of 238,131 shares of redeemable Convertible Preferred Stock converted these shares into 238,131 shares of Common Stock, of which 174,378 shares of Convertible Preferred Stock were converted by Directors of the Company.

     During the nine months ended September 30, 2005 and 2004, the Company converted 257,059 shares and 56,051 shares, respectively, of Convertible Preferred Stock to a similar number of Common Stock.

     On August 16, 2005, the Company announced that it was offering to purchase all shares of Convertible Preferred Stock that on August 15, 2005 were owned by shareholders who then owned 99 shares or less for $2.00 per share. The offer expired September 30, 2005. As a result of the offer, the Company purchased 7,700 shares of its Convertible Preferred Stock, which were retired.

3.   Supplemental Cash Flow Information
     ----------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                For the Nine Months Ended
                                        September 30, 2005  September 30, 2004
                                        ------------------  ------------------
      Cash paid during the period for:

        Interest                        $          704,032  $          600,514

        Income taxes                    $          253,046  $          136,655

4.   Net Income Per Common Share
     ---------------------------

     Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

     A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                              For the Quarter Ended     For the Nine Months Ended
                                                  September 30,               September 30,
                                                2005         2004          2005           2004
                                            ------------  -----------  -------------  -------------
Net income (numerator)                      $  1,018,619  $   839,082  $   1,339,868  $   1,203,337
                                            ============  ===========  =============  =============

Weighted average common shares
(denominator for basic income per share)       4,300,270    3,747,715      4,217,250      3,164,125

Effect of dilutive securities:
Convertible preferred stock                      668,193      839,230        745,333        956,169
Convertible notes                                175,000      116,726        175,000         38,908
Stock options                                    152,670      236,647        152,924        208,815
                                            ------------  -----------  -------------  -------------

Weighted average common and potential
Common shares outstanding
(denominator for diluted income per share)     5,296,133    4,940,318      5,290,507      4,368,017
                                            ------------  -----------  -------------  -------------

Basic net income per share                  $       0.24  $      0.22  $        0.32  $        0.38
                                            ============  ===========  =============  =============

Diluted net income per share                $       0.19  $      0.17  $        0.25  $        0.28
                                            ============  ===========  =============  =============

5.   Financing Arrangements
     ----------------------

     At September 30, 2005, amounts outstanding under the credit facility were $11,557,168, of which $812,977 represents a term loan payable in equal monthly installments of approximately $83,333. At September 30, 2005, the amount of the unused available credit was $1,438,246. The interest rate on the $812,977 term loan was 7.25% (prime plus .5%) as of September 30, 2005. The interest rate on the remaining credit facility, as of September 30, 2005 was 6.5% (prime minus ..25%).

6.   Litigation
     ----------

Universal Supply Group, Inc.
----------------------------

                                   Litigation
                                   ----------

     Universal Supply Group, Inc. is a New York corporation ("Universal"). On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as
Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K. Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.
Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco's sale of assets to Universal. Hilco, Inc. is hereinafter referred to as the "Predecessor." The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

     The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 126 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

     Of the existing plaintiffs, 13 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 44 filed actions in 2002. Forty-nine other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of September 2005 for a total of $3,306,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named by seventeen of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003 and ten filed actions in 2005. No case that names our Universal subsidiary has been settled or dismissed.

     As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

     Based on advice of counsel appointed by the insurance companies, the Company believes that none of the litigation that was brought against the Company's Universal subsidiary through September 30, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the
         --------------------------------
Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was informally advised that the Rhodes case was
                                                             ------
settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case, and is in any event entitled to the
                       ------
indemnification and insurance coverage referred to below.

     The Company believes that Rhodes differed from the other lawsuits in that
                               ------
plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

                                 Indemnification
                                 ---------------

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

     The indemnitors may use their own counsel to defend these claims. The indemnitors are not liable for any settlement effected without their consent. The indemnitors may settle and pay money claims without the consent of the Company. There is no indemnification unless claims aggregate $50,000; once this trigger point is reached, indemnification is required for all claims, including the first $50,000, but excluding claims of less than $10,000. The indemnification requirement survives at least until 30 days after the running of any relevant statutes of limitation.

     The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us.

     There are no other limitations to our rights to indemnification.

                                    Insurance
                                    ---------

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

     There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods' results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. To date, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995. The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

     Insurance companies have to date defended our Company and the Predecessor, and have paid all settlement amounts and defense costs, except that the Company understands that the insurance companies have not yet made payment for amounts owed by the Predecessor under its August 2005 agreement to settle the Rhodes
                                                                      ------
case. Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

     Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

                                     General
                                     -------

     Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Predecessor.

     It is management's opinion that the existing asbestos litigation will not have a material adverse effect on the Company. Nevertheless, the Company could be materially and adversely affected if the Company is held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully claim limitations on their liabilities by reason of gaps in coverage or otherwise.

     There is no accrued balance for any period relating to asbestos claims, and no amount has been recorded for any period in any financial statement by the Company for asbestos claims. The Company does not regard as likely the potential payment of any asbestos-based claim.

Atlantic Hardware & Supply Corporation
--------------------------------------

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

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

8.   Deferred Income Tax Asset
     -------------------------

     The Company's deferred income tax asset represents certain future tax benefits related to the expected utilization of net operating loss carryforwards. The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. During the quarter ended September 30, 2005, management determined that a change to its valuation allowance related to the realizability of the deferred tax asset was necessary.

     As of December 31, 2004, gross deferred tax assets in the amount of $14,605,589 were reduced by a valuation allowance in the amount of $13,538,589. Such valuation allowance includes a reduction of $645,600 during the year ending December 31, 2004, to reflect management's then assessment of the likelihood of utilizing net operating losses in the future, based upon improved results of operations during 2004 and upon projections of future taxable income.

     At September 30, 2005, gross deferred tax assets in the amount of $13,912,066 have been reduced by a valuation allowance in the amount of $12,203,566. Such valuation allowance includes a reduction of $641,500 during the three months ended September 30, 2005 based upon its adjustment of its future income and taxable income projections and, accordingly, its reassessment of the likelihood of utilizing net operating loss carryforwards in the future.

     During the three and nine months periods ended September 30, 2005, income tax benefits and net income increased in the amount of $641,500 due to the revised projection of the future utilization of net operating loss carryforwards.

9.   Subsequent Events
     -----------------

     On October 19, 2005, William Koon obtained 12,000 shares of common stock, by exercising outstanding stock options. Mr. Koon is a Director of the Company.

     On October 26, 2005, holders of a total of 27,100 shares of redeemable Convertible Preferred Stock converted these shares into 27,100 shares of Common Stock.

     On October 27, 2005, the Company appointed William Pagano as its President. Mr. Pagano has been the President of Universal, a wholly-owned subsidiary of the Company, since November, 1998 and was appointed as a Director of the Company in February 2002 and will continue as such.

     On October 28, 2005, holders of a total of 87 shares of redeemable Convertible Preferred Stock converted these shares into 87 shares of Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Company
-----------

     Colonial Commercial Corp. ("Colonial") is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term "Company" refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company's operations are conducted through its wholly-owned subsidiaries, Universal Supply Group, Inc. ("Universal"), The RAL Supply Group, Inc. ("RAL") and American/Universal Supply, Inc. ("American").

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

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the amounts reported of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $102,592 and $85,562 for the quarter ended September 30, 2005 and 2004, respectively, and $291,590 and $230,890 for the nine months ended September 30, 2005 and 2004, respectively.

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

Deferred Income Tax Asset
-------------------------

     The Company's deferred income tax asset represents certain future tax benefits related to the expected utilization of net operating loss carryforwards. The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. During the quarter ended September 30, 2005, management determined that a change to its valuation allowance related to the realizability of the deferred tax asset was necessary.

     As of December 31, 2004, gross deferred tax assets in the amount of $14,605,589 were reduced by a valuation allowance in the amount of $13,538,589. Such valuation allowance includes a reduction of $645,600 during the year ending December 31, 2004, to reflect management's then assessment of the likelihood of utilizing net operating losses in the future, based upon improved results of operations during 2004 and upon projections of future taxable income.

     At September 30, 2005, gross deferred tax assets in the amount of $13,912,066 have been reduced by a valuation allowance in the amount of $12,203,566. Such valuation allowance includes a reduction of $641,500 during the three months ended September 30, 2005 based upon its adjustment of its future income and taxable income projections and, accordingly, its reassessment of the likelihood of utilizing net operating loss carryforwards in the future.

     During the three and nine months periods ended September 30, 2005, income tax benefits and net income increased in the amount of $641,500 due to the revised projection of the future utilization of net operating loss carryforwards.


Goodwill and Other Intangible Assets
------------------------------------

     Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

Results of Operations For the Quarter Ended September 30, 2005 and 2004
-----------------------------------------------------------------------

     The Company's net income increased 21.4% to $1,018,619 for the quarter ended September 30, 2005, compared to net income of $839,082 for the same period in 2004.

     Sales increased 7.4% to $17,377,655 for the quarter ended September 30, 2005 from $16,185,005 for the same period in 2004. The increase in sales is primarily a result of increased market penetration at two of the Company's subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial HVAC and plumbing fixtures.

     Gross profit increased 7.6% to $5,092,455 for the quarter ended September 30, 2005 from $4,731,357 for the same period in 2004. The increase in gross profit is primarily the result of the aforementioned increases in sales. Gross profit expressed as a percentage of sales increased to 29.3% in 2005 compared to
29.2 % for the comparable period in 2004. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $102,592 and $85,562 for the quarters ended September 30, 2005 and 2004, respectively.

     Selling, general and administrative expenses and cost of operations increased 6.5% to $4,449,626 for the quarter ended September 30, 2005 from $4,177,443 for the same period in 2004. This increase is primarily a result of costs associated with the increased sales growth, increased utility and fuel costs, general cost increases, increased accounting fees, and an increase of certain variable expense items based on sales, such as salaries, commissions, marketing expenses and vehicle costs.

     Other income increased by $5,266 to $63,546 for the quarter ended September 30, 2005 from $58,280 for the same period in 2004. This increase is primarily the result of an increase in service charges collected in the third quarter of 2005.

     Interest expense net increased 8.2% to $269,897 for the quarter ended September 30, 2005 from $249,463 for the same period in 2004. This increase is primarily the result of the increase in prime rate which was 6.75% at September 30, 2005 compared to 4.75% at September 30, 2004.

     Income tax expense decreased by $105,790 to a net tax benefit of $582,141 for the quarter ended September 30, 2005 from a $476,351 net tax benefit for the same period in 2004. In accordance with FASB Statement Number 109, the Company recorded a net federal tax benefit of $622,375 for the quarter ended September 30, 2005 in order to recognize the expected utilization of available operating loss carryforwards, compared to $516,000 in the quarter ended September 30, 2004. In addition, the Company recorded a state tax provision of $40,234 for the quarter ended September 30, 2005 compared to $39,649 for the quarter ended September 30, 2004.

Results of Operations For the Nine Months Ended September 30, 2005 and 2004
---------------------------------------------------------------------------

     The Company's net income increased 11.3% to $1,339,868 for the nine months ended September 30, 2005, compared to net income of $1,203,337 for the same period in 2004. Pre-tax income increased $209,892 or 32.4%, to $858,451 for the nine months ended September 30, 2005 from $648,559 for the same period in 2004.

     Sales increased 7.5% to $48,226,815 for the nine months ended September 30, 2005 from $44,859,290 for the same period in 2004. The increase in sales is primarily a result of increased market penetration at two of the Company's subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial HVAC and plumbing fixtures.

     Gross profit increased 8.5% to $14,477,645 for the nine months ended September 30, 2005 from $13,339,198 for the same period in 2004. The increase in gross profit is primarily the result of the aforementioned increases in sales. Gross profit expressed as a percentage of sales increased to 30.0% in 2005 compared to 29.7% for the comparable period in 2004. This increase is primarily a result of increased activity and sales of control systems as well as plumbing fixtures partially offset by lower margins in sales of air conditioning equipment. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $291,590 and $230,890 for the nine months ended September 30, 2005 and 2004, respectively.

     Selling, general and administrative expenses and cost of operations increased 6.2% to $13,068,688 for the nine months ended September 30, 2005 from $12,308,681 for the same period in 2004. This increase is primarily a result of costs associated with the increased sales growth, increased utility and fuel costs, general cost increases, increased accounting fees, and an increase of certain variable expense items based on sales, such as salaries, commissions, marketing expenses and vehicle costs.

     Other income decreased by $27,275 to $213,282 for the nine months ended September 30, 2005 from $240,557 for the same period in 2004. This decrease is primarily the result of a $58,007 gain from the settlement of a contingent liability of a discontinued operation recognized in 2004 with no such gain in 2005, partially offset by a $36,196 increase in service charges collected in the nine months ended September 30, 2005.

     Interest expense net increased 22.7% to $763,788 for the nine months ended September 30, 2005 from $622,514 for the same period in 2004. This increase is primarily the result of the increase in prime rate which was 6.75% at September 30, 2005 compared to 4.75% at September 30, 2004, and additional interest expense incurred on increased borrowings to support the Company's growth.

     Income tax expense increased by $73,361 as a result of a net tax benefit of $481,417 for the nine months ended September 30, 2005 from a $554,778 net tax benefit for the same period in 2004. The Company recorded a net federal tax benefit of $611,758 for the nine months ended September 30, 2005 in order to recognize the expected utilization of available operating loss carryforwards, compared to $645,600 in the nine months ended September 30, 2004. In addition, the Company recorded a state tax provision of $130,341 for the nine months ended September 30, 2005 compared to $90,822 for the nine months ended September 30, 2004.

     The following table summarizes information derived from the Company's consolidated statements of income expressed as a percentage of sales for the quarter and nine months ended September 30, 2005 and 2004.

                                                  For the Quarter        For the Nine Months
                                                Ended September 30,      Ended September 30,
                                                 2005         2004        2005        2004
                                              -----------  ----------  ----------  -----------
Sales                                              100.0%      100.0%      100.0%       100.0%
Cost of sales                                       70.7        70.8        70.0         70.3
                                              -----------  ----------  ----------  -----------
Gross profit                                        29.3        29.2        30.0         29.7

Selling, general and administrative expenses        25.6        25.8        27.1         27.4
                                              -----------  ----------  ----------  -----------
Operating income                                     3.7         3.4         2.9          2.3

Other income                                         0.4         0.4         0.4          0.5
Interest expense                                    (1.6)       (1.5)       (1.6)        (1.4)
                                              -----------  ----------  ----------  -----------
Income before taxes                                  2.5         2.3         1.7          1.4

Income tax benefit                                   3.4         2.9         1.1          1.3
                                              -----------  ----------  ----------  -----------

Net income                                           5.9%        5.2%        2.8%         2.7%
                                              ===========  ==========  ==========  ===========

Liquidity and Capital Resources
-------------------------------

Credit Facility

     The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement ("Agreement") with Wells Fargo Business Credit, Inc. ("Wells") consisting of a revolving line of credit which expires on August 1, 2009, and a term loan with a balance of $812,977 as of September 30, 2005, payable in equal monthly installments of $83,333. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the Agreement, and was $12,995,414 as of September 30, 2005. The balance outstanding under the revolving line of credit including the term loan was $11,557,168 as of September 30, 2005. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.'s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

     As of September 30, 2005, the Company had $465,252 in cash and cash equivalents compared with $310,659 at December 31, 2004.

     Net cash provided by operating activities was $1,224,912 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $3,278,232 for the nine months ended September 30, 2004. The net cash provided by operating activities for the 2005 period is primarily a result of net income approximating $1,339,868, non-cash benefit approximating $340,000, offset by cash provided by operating assets and liabilities approximating $224,000. The increase in accounts receivable approximating $395,053 was primarily a result of increased sales volume. Accounts payable increased due to increased inventory purchases to support the increased sales.

     Cash flows used in investing activities of $305,359 during the nine months ended September 30, 2005 were due to purchases of equipment.

     The cash flows used in financing activities of $764,960 consisted of $768,041 net borrowings under the Company's credit facility, $19,000 received from the exercise of stock options, and $48,400 from the issuance of notes payable. Cash flows used in financing activities consisted of $48,919 for repayments on notes payable and $15,400 from the purchase and retirement of preferred shares.

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

     The Company's pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25%, except for the term loan, with a balance of $812,977 as of September 30, 2005, which bears interest at a rate of prime plus .5% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime.
A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows for the quarter ended September 30, 2005 by approximately $80,800 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2005.
The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls
     ----------------------------

     Subsequent to that evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

Universal Supply Group, Inc.
----------------------------

                                   Litigation
                                   ----------

     Universal Supply Group, Inc. is a New York corporation ("Universal"). On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as
Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K. Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.
Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco's sale of assets to Universal. Hilco, Inc. is hereinafter referred to as the "Predecessor." The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

     The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 126 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

     Of the existing plaintiffs, 13 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 44 filed actions in 2002. Forty-nine other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of September 2005 for a total of $3,306,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named by seventeen of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003 and ten filed actions in 2005. No case that names our Universal subsidiary has been settled or dismissed.

     As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

     Based on advice of counsel appointed by the insurance companies, the Company believes that none of the litigation that was brought against the Company's Universal subsidiary through September 30, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the
         --------------------------------
Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was informally advised that the Rhodes case was
                                                             ------
settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case, and is in any event entitled to the
                       ------
indemnification and insurance coverage referred to below.

     The Company believes that Rhodes differed from the other lawsuits in that
                               ------
plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

                                 Indemnification
                                 ---------------

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

     The indemnitors may use their own counsel to defend these claims. The indemnitors are not liable for any settlement effected without their consent. The indemnitors may settle and pay money claims without the consent of the Company. There is no indemnification unless claims aggregate $50,000; once this trigger point is reached, indemnification is required for all claims, including the first $50,000, but excluding claims of less than $10,000. The indemnification requirement survives at least until 30 days after the running of any relevant statutes of limitation.

     The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us.

     There are no other limitations to our rights to indemnification.

                                    Insurance
                                    ---------

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

     There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods' results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. To date, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995. The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

     Insurance companies have to date defended our Company and the Predecessor, and have paid all settlement amounts and defense costs, except that the Company understands that the insurance companies have not yet made payment for amounts owed by the Predecessor under its August 2005 agreement to settle the Rhodes
                                                                      ------
case. Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

     Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

                                     General
                                     -------

     Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Predecessor.

     It is management's opinion that the existing asbestos litigation will not have a material adverse effect on the Company. Nevertheless, the Company could be materially and adversely affected if the Company is held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully claim limitations on their liabilities by reason of gaps in coverage or otherwise.

     There is no accrued balance for any period relating to asbestos claims, and no amount has been recorded for any period in any financial statement by the Company for asbestos claims. The Company does not regard as likely the potential payment of any asbestos-based claim.

Atlantic Hardware & Supply Corporation
--------------------------------------

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

                                                      Total Number of      Maximum Number
                                                     Shares Purchased    of Shares that May
                                                    as Part of Publicly   Yet Be Purchased
                 Total Number of    Average Price     Announced Plans    Under the Plans or
    Period       Shares Purchased  Paid per Share       or Programs           Programs
---------------  ----------------  ---------------  -------------------  ------------------
September, 2005             7,700  $          2.00                7,700                   0


     On August 16, 2005, the Company announced that it was offering to purchase all shares of Convertible Preferred Stock that on August 15, 2005 were owned by shareholders who then owned 99 shares or less for $2.00 per share. The offer expired September 30, 2005. As a result of the offer, the Company purchased 7,700 shares of its Convertible Preferred Stock, which were retired.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
----------------------------------------------------------

ITEM 6.  EXHIBITS
-----------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2005               COLONIAL COMMERCIAL CORP.

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