Form 10-K
period 2005-12-31
COLONIAL COMMERCIAL CORP
filed 2006-03-30
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 11-2037182
COLONIAL COMMERCIAL CORP.
(Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code 973-427-8224

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.05 Per Share
Convertible Preferred Stock, Par Value $.05 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter) was $3,034,585.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $.05 par value per share	4,548,644 shares
Convertible Preferred Stock, $.05 par value per share	480,536 shares

DOCUMENTS INCORPORATED BY REFERENCE
See Index to Exhibits

PART I.

Item 1. Business

General

Colonial Commercial Corp. (“Colonial”) is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc., (“Universal”), The RAL Supply Group, Inc., (“RAL”), and American/Universal Supply, Inc., (“American”). We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, and plumbing fixtures and supplies, primarily, in New Jersey, New York and portions of eastern Pennsylvania.

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

We are the exclusive supplier of the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties) and lower portions of New York State. We are also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area. We distribute these products through six locations in New Jersey and one location in Willow Grove, Pennsylvania.

We distribute general heating, ventilating, and air conditioning supplies and plumbing fixtures and supplies through six locations in Fishkill, Middletown, New Windsor, Peekskill, Poughkeepsie and Suffern, New York. The Fishkill, Middletown, New Windsor and Suffern, New York locations utilize showrooms for the display and sale of products.

We have developed a specialty in the design and sale of energy conservation control systems and the fabrication of customized UL listed control panels, and we also supply indoor air quality components and systems.

Our in-house staff provides technical assistance and training to customers. In some cases, we also use vendors’ representatives and outside services. We do not install any equipment or systems.

In 2005, 2004 and 2003, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects. In the same years, respectively, sales consisted of approximately 40%, 42% and 42% HVAC equipment; 38%, 38% and 38% parts and accessories; and 16%, 15% and 19% climate control systems.

We own no patents and have no intellectual property rights or proprietary technology.

We carry general liability, comprehensive property damage, workers compensation and product liability insurance in amounts that we consider adequate for our business. We maintain $2,000,000 general liability coverage, plus a $10,000,000 umbrella policy.

No material regulatory requirements apply specifically to our business.

As of December 31, 2005, we had 159 non-union full-time employees. We believe that our employee relations are satisfactory.

We have no foreign operations and operate only in one business segment.

Distribution, Customers and Suppliers

We stock inventory in most of our 17 locations and in one public warehouse. We deliver products to customers with our fleet of 17 leased and 13 owned trucks and vans. We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users. We had approximately 6,000 customers in 2005. No customer accounted for more than 2% of consolidated net sales in 2005. We believe that the loss of any one customer would not have a material adverse effect on our business. We have no long term agreement with any customer.

We deal with our customers on a purchase order by purchase order basis. We have no assured stability in our customer base.

We have no material long term agreements with any supplier. Certain of our supplier agreements limit the sale of competitive products in designated markets that we serve. In 2005, two suppliers accounted for 37% of our purchases. The loss of one or both of these suppliers could have a material adverse effect on our business for at least a short-term period. We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

Competition

We compete with a number of distributors, with national chains and national home centers, and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations. There is no single manufacturer, distributor or national chain or home center that dominates our market. Competition is based on product availability, customer service, price and quality. We work to maintain a competitive edge by providing in-house training, technical sales support to our customers and by employing experienced personnel at our point-of-sale locations.

Item 1A. Risk Factors

The following important factors could adversely impact our business.

Our business is significantly impacted by changes in general and local economic conditions.

Our business is substantially affected by changes in general economic factors outside of our control, such as:

a.	employment levels and job growth;

b.	population growth;

c.	housing demand or modernization of existing homes;

d.	consumer confidence (which can be substantially affected by external conditions, including international hostilities involving the United States); and

e.	the availability of financing for homeowners and homebuyers.

We may lose business to competitors and may otherwise be unable to favorably compete.

See “Business-Competition.” Several of the companies that compete with the Company have substantially greater financial and other resources. No assurance can be given that the Company will continue to be able to respond effectively to competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect the Company’s business, financial condition and results of operations. Furthermore, the Company’s success will depend, in part, on its ability to gain market share from competitors.

We are dependent on third party suppliers to deliver equipment parts and accessories to us for resale to contractors.

We have no long term contracts with our suppliers. We are at risk that our suppliers may cease making their products available to us on acceptable terms or at all. The loss of one or both of our two major suppliers could have a material adverse effect on our business.

We are dependent upon uninterrupted delivery of products.

Our Company depends upon transportation of products from our suppliers and to our customers. Any interruption or cessation of the transportation of these products by national or regional stoppages, fuel shortages, or other, will significantly impair the Company’s ability to do business.

Our business may be negatively impacted by inventory losses or obsolescence.

Our businesses depend on providing current products in good condition from our inventory to the customer. Although we believe that we carry adequate insurance to protect ourselves from significant product losses, any uninsured loss of inventory, damages to inventory, or theft of inventory could have a significant impact on our profitability. Alternatively, in the event that we are unable to sell our inventory in a timely manner, the unsold product may become obsolete and unsaleable and cause us to incur significant financial losses.

Our ability to operate our business effectively could be impaired if manufacturers are unable to change their production lines in order to comply with federal government requirements.

The major heating, ventilating and air conditioning equipment manufacturers are changing their production lines in order to comply with federal government mandates relating to the manufacturing of higher efficiency equipment. Our business may be negatively impacted if, as a result of manufacturers’ inability to implement this transition in a seamless manner, there is a shortage of products in the industry.

Our business is largely dependent upon seasonal weather variability.

A major portion of our business is the distribution of heating, ventilating and air conditioning products. The sale of these products is heavily influenced by temperature extremes and any major shift in the variation of the climate may have a significant adverse impact on our business.

The Company’s financial leverage may result in a negative impact upon our ability to do business.

Our Company is financially leveraged. Our leverage may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to pay certain term loans, and further restrict our ability to operate and fulfill our financial obligations. The amount of our debt could have significant consequences. As an example, it could limit our ability to obtain future financing for working capital, capital expenditures, debt service requirements, acquisitions, or other needs. It requires us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduces our ability to use cash for other purposes. It has a negative impact on our flexibility in planning or reacting to business changes. It increases our vulnerability to any downturn in our business or to a significant rise in interest rates and may place us at a competitive disadvantage with our competitors who are not in such a leveraged position.

Our ability to meet our debt service and other obligations depends upon our future performance. Our earnings vary based upon all the conditions described herein and, hence, our ability to pay our obligations is affected accordingly.

We may be unable to renew our credit line at the expiration of its term or obtain a reasonable alternate form of financing which would have a significant impact on the continuation of the operation of our business.

Since our debt accrues interest at a floating rate, extended periods of high interest rates could affect the viability of our business.

Our Company’s business is dependent upon the creditworthiness of our contractor customers.

Our Company would be significantly negatively impacted in the event our contractor customers are unable to pay their obligations to us. This may occur if the economy or housing market slows, unemployment rises, interest rates increase dramatically, a natural disaster occurs within our region, or an act of terror substantially stops our economy from operating for a significant period of time. If these contractors are unable to pay their accounts with us, the result would be that we would be unable to pay our lending institutions and vendors, substantially impacting our ability to operate.

We could incur substantial losses for asbestos-based claims

See Item 3, Legal Proceedings for a potential material and adverse effect to us if we are held liable for substantial asbestos claims against a predecessor of one of our subsidiaries, indemnitors fail to honor their indemnification agreements and insurance policies are held not to cover these liabilities.

Our ability to operate our Company effectively could be impaired if we fail to attract and retain key personnel.

Although Bernard Korn, Chairman of the Board and Chief Executive Officer, William Pagano, a Director and President, and William Salek, Chief Financial Officer and Secretary have entered into employment agreements with us that expire in 2008, 2010 and 2007, respectively, our ability to operate our businesses and implement our strategies will depend upon our ability to attract and retain other qualified personnel.

Our profitability may be adversely affected by an unfavorable resolution of the results of a New Jersey Sales and Use Tax audit.

One of our subsidiaries is being audited by the State of New Jersey for Sales and Use Tax for 2001, 2002, 2003 and 2004. Preliminary indications are that the state is assessing an unpaid tax with interest and penalties in an amount of approximately $177,898. Management disputes this amount and is currently reserving $50,000 that it believes is the correct amount due. An unfavorable resolution of this issue will result in a charge to the Company’s profit of the difference between the reserve amount and the amount of final determination or resolution. See Item 15(d), Sales Tax, in the Notes to the Financials.

Our ability to operate our business effectively could be impaired if we are unable to extend the leases for our locations.

We lease 17 locations with a total of 311,770 square feet for showrooms, counter sales and warehousing. We own no real estate. Our leases expire at various times between December 31, 2006 and November 30, 2014. Our business will be negatively impacted if we are unable to extend our existing leases at reasonable rates and we are unable to lease alternative space on acceptable terms.

Item 2. Properties

Our principal executive offices are located at 275 Wagaraw Road, Hawthorne, New Jersey 07506 and are consolidated with the administrative offices of our subsidiary, Universal Supply Group, Inc.

The Company maintains 17 sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Willow Grove, Pennsylvania; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern and New Hampton, New York consisting of 311,770 square feet under leases expiring between 2006 and 2014 with current aggregate annual rents of approximately $2,692,409. The premises located at Middletown, Fishkill, New Windsor and Suffern, New York also include showrooms of plumbing fixtures and accessories.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2005, we leased all our facilities.

Item 3. Legal Proceedings

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 118 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 15 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 34 filed actions in 2002. Seventy-eight other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of December 31, 2005 for a total of $3,306,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named by eighteen of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003 and eleven filed actions in 2005. No case that names our Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

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

Insurance companies have to date defended us and the Predecessor, and have paid all settlement amounts and defense costs. Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

General

Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Predecessor. It is our opinion that the existing asbestos litigation will not have a material adverse effect on the Company. Nevertheless, we could be materially and adversely affected if we are held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully claim limitations on their liabilities by reason of gaps in coverage or otherwise.

Since we do not regard as likely the potential payment of any asbestos-based claim, we have not accrued any balance for any period relating to asbestos claims, and we have not recorded any amount for asbestos claims for any period in any of our financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on June 15, 2005. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company’s Form 10-Q for the period ended June 30, 2005.

PART II

Item 5. Market for the Registrant’s Common Stock, Convertible Preferred

Stock and Related Stockholder Matters

(a) Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) - Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. The following table sets forth the quarterly high and low bid prices during 2005 and 2004. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock

2005	High	Low	High	Low

First Quarter	$1.65	$1.40	$1.68	$1.48

Second Quarter	1.66	1.35	1.60	1.32

Third Quarter	2.70	1.50	2.75	1.46

Fourth Quarter	2.75	2.00	2.55	1.85

	Common Stock		Convertible Preferred Stock

2004	High	Low	High	Low

First Quarter	$1.95	$.50	$1.05	$.60

Second Quarter	1.85	1.20	1.50	.95

Third Quarter	2.05	1.16	2.00	1.20

Fourth Quarter	1.78	1.35	1.80	1.30

(b) Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders

Title of Class	(As of March 1, 2006)

Common stock par value $.05 per share	295

Convertible preferred stock par value $.05 per share	877

(c) Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2005 certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan, which is the sole equity compensation plan of the Company as of December 31, 2005.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	106,000	$0.25	0

Equity compensation plans not approved by security holders	0	$0.00	0

Total	106,000	$0.25	0

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The plan expired on December 31, 2005.

At December 31, 2005, a total of 106,000 options were outstanding under the Company’s 1996 Stock Option Plan, which have expiration dates ranging from 2009 to 2013.

Item 6. Selected Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

Sales	$66,690,945	$61,454,128	$44,671,136	$36,998,800	$31,080,398 (1)

Operating income	2,400,424	1,717,812	1,296,597	226,567	519,860

Income (loss) from continuing operations	2,115,631	1,661,156	1,320,263	(106,310)	(1,610,810)

Income (loss) from operations of discontinued segment	-	-	-	3,300,695 (2)	(6,098,023)

Income on disposal of discontinued operation	-	-	-	-	106,509

Income (loss) on discontinued operation	-	-	-	3,300,695	(5,991,514)

Net income	$2,115,631	$1,661,156	$1,320,263	$3,194,385	$(7,602,324)

Income (loss) per common share:

Basic:

Continuing operations	$.49	$.49	$.67	$(0.07)	$(1.00)

Income (loss) on discontinued operation	$-	$-	$-	$2.06	$(3.74)

Net income (loss) per common share	$.49	$.49	$.67	$1.99	$(4.74)

Diluted:

Continuing operations	$.40	$.36	$.38	$(0.07)	$(1.00)

Income (loss) on discontinued operation	$-	$-	$-	$2.06	$(3.74)

Net income (loss) per common share	$.40	$.36	$.38	$1.99	$(4.74)

	December 31,
	2005	2004	2003		2002		2001

Total assets	$27,537,375	$24,515,258	$20,618,987		$13,686,842		$13,925,490

Current liabilities

Borrowings under credit facility	11,745,985	12,325,209	12,232,030	(2)	10,350,889	(2)	7,929,576

Other	8,216,989	6,617,377	7,089,276	(3)	3,953,063	(3)	9,659,183	(3)

Long-term liabilities, less current

Obligations	1,400,834	1,398,774	326,700		64,775		213,001

(1)	Due to the discontinuance of operations in 2001, excludes sales from Atlantic which were $24,561,972 in 2001.

(2)
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

(3)	Amount includes $219,007 of contingent liabilities of Atlantic. This liability was settled in June 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following material contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words “anticipates,” “expects,” “believes,” “may,” “intends” and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, the availability of financing, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company’s periodic filings with the Securities and Exchange Commission, which could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.

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

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems and plumbing fixtures and supplies. The Company recognizes revenue after it receives a purchase order with a fixed determinable price from the customer and shipment of products has occurred in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective products from the Company’s customers, which are covered under the manufacturer’s warranty. The Company will receive a vendor credit from the  manufacturer related to the warranted product in question, at which time credits are issued to the customer. The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had net accounts receivable of $8,489,717 and an allowance for doubtful accounts of $185,971 as of December 31, 2005. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is no longer be amortized, but is reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company’s estimates or their related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. Goodwill and other intangible assets amounting to $1,628,133 and $11,334 at December 31, 2005, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2005, the Company had a deferred tax valuation allowance of approximately $10,000,000.

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

The Company’s net income increased 27.4% to $2,115,631 for the year ended December 31, 2005, compared to net income of $1,661,156 for the same period in 2004.

Sales increased 8.5% to $66,690,945 for the year ended December 31, 2005 from $61,454,128 for the same period in 2004. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, above average temperatures during the summer cooling season, and a continuing strong demand for residential and light commercial HVAC products and plumbing fixtures and supplies.

Gross profit increased 9.8% to $20,183,176 for the year ended December 31, 2005 from $18,384,147 for the same period in 2004. The increase in gross profit is primarily the result of the mentioned increases in sales, and the Company’s improved ability to purchase products at more favorable pricing. Gross profit expressed as a percentage of sales increased to 30.3% in 2005 compared to 29.9 % for the comparable period in 2004. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $421,248 and $325,109 for the years ended December 31, 2005 and 2004, respectively.

Selling, general and administrative expenses and cost of operations increased 6.7% to $17,782,752 for the year ended December 31, 2005 from $16,666,335 for the same period in 2004. This increase is primarily a result of costs associated with the increased sales growth, increased utility and fuel costs, general cost increases, increased accounting fees, and an increase of certain variable expense items based on sales, such as salaries, commissions, marketing expenses and vehicle costs.

Other income decreased by $47,762 to $272,597 for the year ended December 31, 2005 from $320,359 for the same period in 2004. This decrease is primarily the result of a $58,000 gain from the settlement of a contingent liability of a discontinued operation recognized in 2004 with no such gain in 2005, partially offset by a $15,994 increase in service charges collected for the year ended December 31, 2005.

Interest expense, net increased 19.3% to $1,044,454 for the year ended December 31, 2005 from $875,683 for the same period in 2004. This increase is primarily the result of eight increases in prime rate, raising the rate from 5.25% on December 31, 2004 to 7.25% on December 31, 2005.

Income tax benefit decreased by $11,604 to a net tax benefit of $487,064 for the year ended December 31, 2005 from a $498,668 net tax benefit for the same period in 2004. In accordance with FASB Statement Number 109, the Company recorded a deferred tax benefit of $641,500 for the year ended December 31, 2005 in order to recognize the expected utilization of available operating loss carryforwards, compared to $645,600 in the year ended December 31, 2004. In addition, the Company recorded a state tax provision of $170,675 for the year ended December 31, 2005 compared to $137,932 for the year ended December 31, 2004.

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

The Company had net income of $1,661,156 for the year ended December 31, 2004. This compares with net income of $1,320,263 for the year ended December 31, 2003.

Sales for the year ended December 31, 2004 were $61,454,128, an increase of $16,782,992 (37.6%), from $44,671,136 in 2003. This increase reflects approximately $9,625,000 additional sales from the inclusion of sales from RAL (a subsidiary we acquired in September 2003) for the full year of 2004 as compared to three months of 2003. In addition, $3,337,000 of the increase resulted from two new locations for a full year compared to six months in 2003 and the balance relates to increased market penetration from existing locations.

Gross profit in 2004 increased $5,217,665 or 39.6% over 2003, primarily as a result of the revenue increases related to the RAL acquisition being included for the full year of 2004, the inclusion of two new branches for the full year of 2004 and improved selling margins. Gross profit margin increased to 29.9% in 2004 from 29.5% in 2003, primarily due to a change in product mix and higher gross margins at RAL. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $325,109 and $206,264 for the years ended December 31, 2004 and 2003, respectively.

Selling, general, and administrative expenses in 2004 increased $4,796,450 or 40.4% over 2003, primarily related to the full year costs of the RAL acquisition, two new locations opened in 2003, and the opening of the Deptford location on November 1, 2004.

Other income in 2004 decreased $4,008 or 1.3%, compared to 2003. Interest expense in 2004 increased $237,826 or 37.2% over 2003, as a factor of increased credit facility borrowings to support increased sales, accounts receivable and inventory.

Income tax benefit increased by $161,512 to a net tax benefit of $498,668 for the year ended December 31, 2004 from a $337,156 net tax benefit for the same period in 2003. In accordance with FASB Statement Number 109, the Company recorded a deferred tax benefit of $645,600 for the year ended December 31, 2004 in order to recognize the expected utilization of available operating loss carryforwards, compared to $421,400 in the year ended December 31, 2003. In addition, the Company recorded a state tax provision of $137,932 for the year ended December 31, 2004 compared to $154,214 for the year ended December 31, 2003.

Liquidity and Capital Resources

Credit Facility

The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”). The facility consists of a revolving line of credit which expires on August 1, 2009, and a term loan with a balance of $562,977 as of December 31, 2005, payable in six monthly installments of approximately $83,333 and a final payment of approximately $62,977, unless sooner paid pursuant to the terms of the loan agreement. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2006. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $13,307,082 as of December 31, 2005. The balance outstanding under the revolving line of credit including the term loan was $11,745,985 as of December 31, 2005. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures ($550,000 per year). The Company must maintain a tangible net worth of approximately $2.7 million for the fiscal quarter ending December 31, 2005. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of December 31, 2005, the Company had $613,456 in cash compared with $310,659 at December 31, 2004.

Net cash provided by operating activities was $1,262,068 for the year ended December 31, 2005 compared to net cash used in operating activities of $2,165,280 for the year ended December 31, 2004.  The net cash provided by operating activities for the 2005 period is primarily a result of net income approximating $2,115,631, offset by non-cash charges approximating $220,953 and by cash used in operating assets and liabilities approximating $632,610.  The increase in accounts receivable approximating $816,853 was primarily a result of increased sales volume.  Accounts payable increased due to increased inventory purchases to support the increased sales.

Cash flows used in investing activities of $401,054 during the year ended December 31, 2005 were due to purchases of equipment.

The cash flows used in financing activities of $558,217 consisted of $1,103,690 repayments under the credit facility-term loan, $141,292 for repayments on notes payable and $15,400 from the purchase and retirement of preferred shares.  Cash flows provided by financing activities consisted of $524,466 borrowings under the credit facility-revolving credit, $22,000 received from the exercise of stock options, and $155,699 from the issuance of notes payable.

Equity Transactions

During the year ended December 31, 2005, the Company issued 88,000 shares of common stock pursuant to the exercise of stock options. Bernard Korn acquired 35,000 shares of common stock, by exercising 10,000 stock options on February 2, 2005 and 25,000 stock options on September 20, 2005. Mr. Korn is Chairman of the Board and the Chief Executive Officer of the Company. A non-executive employee acquired 4,000 shares of common stock, by exercising 4,000 stock options on March 22, 2005. William Pagano acquired 20,000 shares of common stock, by exercising 20,000 stock options on September 20, 2005. Mr. Pagano is the President and a Director of the Company. Carl Sussman acquired 12,000 shares of common stock, by exercising 12,000 stock options on September 26, 2005. Mr. Sussman is a Director of the Company. William Salek acquired 5,000 shares of common stock, by exercising 5,000 stock options on September 28, 2005. Mr. Salek is the Chief Financial Officer of the Company. William Koon acquired 12,000 shares of common stock, by exercising 12,000 stock options on October 19, 2005. Mr. Koon is a Director of the Company.

During the year ended December 31, 2005, holders of a total of 298,018 shares of redeemable convertible preferred stock converted these shares into 298,018 shares of Common Stock, of which 174,878 shares of convertible preferred stock were converted by Directors of the Company. As of December 31, 2005, the number of convertible preferred shares outstanding was 484,721. As a result of this reduction in the number of outstanding shares of convertible preferred stock, commencing at the 2006 annual meeting of stockholders, the holders of common and convertible preferred stock will vote together as one class to elect one class of directors.

On August 16, 2005, the Company announced that it was offering to purchase all shares of convertible preferred stock that on August 15, 2005 were owned by shareholders who then owned 99 shares or less for $2.00 per share. The offer expired September 30, 2005. As a result of the offer, the Company purchased 7,700 shares of its convertible preferred stock, which were retired.

Contractual Obligations:

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2005:

	Payment Due by Period (in thousands)
		Less than			Over

	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$10,382	$2,751	$5,700	$1,085	$846

Compensation agreements	2,155	730	1,225	200	-

Notes payable	1,566	165	1,395	6	-

Notes payable interest	346	132	214	-	-

Line of credit	11,746	11,746	-	-	-

Line of credit interest	881	881	-	-	-
Totals	$27,076	$16,405	$8,534	$1,291	$846

Notes payable carry a fixed interest percentage rate per annum, with the exception of a $750,000 note that accrues interest at the prime rate. “Notes payable interest” in the table assumes an average annual prime rate of 7.75%. The prime rate as of December 31, 2005 was 7.25%. See Note 6, Notes Payable, of the Financial Statements for the terms of these notes.

“Line of credit” in the table is shown as a less than one year obligation because the lending bank may demand payment at any time. The line of credit consists of a revolving credit line that bears interest at .25% below prime and a term loan that bears interest at .50% above prime. “Line of credit interest” in the table assumes that the principal amount outstanding on the line is paid in full on December 31, 2006, that the principal amount to be repaid on that date will be $11,746,000 (which is the principal amount that was outstanding on December 31, 2005), and assumes that the average prime rate will be 7.75% in 2006. The prime rate was 7.25% as of December 31, 2005. See Note 5, Financing Arrangements, of the Financial Statements for the terms of the line of credit.

Impact of Inflation and Seasonality

To date, inflation has had a minor impact on the Company’s operations causing limited price increases in certain product lines. The Company’s business is affected by significant outdoor temperature swings. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rate or equity price risk.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate less .25%, except for a term loan with a balance of $562,977 as of December 31, 2005, which bears interest at a rate of prime plus .5% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at the prime rate. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2005 by approximately $88,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2005. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon of Weiser LLP, appears herein. See Index to Financial Statements appearing on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of the Registrant’s directors and executive officers as of December 31, 2005 are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders and from time to time at the pleasure of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any directors or officers and any other person pursuant to which any of such officers were selected as executive officers. Melissa Goldman is the daughter of Michael Goldman.

Name	Age	Position with the Company

Common Stock Directors and Executive Officers:

E. Bruce Fredrikson	67	Director, Chairman of Audit Committee

Melissa Goldman	37	Director

Michael Goldman	67	Director

Bernard Korn	80	Chairman of the Board and Chief Executive Officer of the Company

William Pagano	66	Director and President of the Company and President of Universal

William Salek	44	Chief Financial Officer and Secretary of the Company and Vice President of Universal

Carl L. Sussman	81	Director

Convertible Preferred Stock Directors:

William Koon	76	Director

Ronald Miller	62	Director

Jack Rose	87	Director

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

Bernard Korn

Bernard Korn has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1964. Mr. Korn is a Certified Public Accountant and is the holder of a B.S. in Accounting from Long Island University. He is also the holder of an honorary degree, Doctor of Humane Letters, from Long Island University.

William Pagano

William Pagano has been the President of Universal since November 1998, and was appointed as a Director of the Company in February 2002 and as President of the Company on October 27, 2005. Prior to November, 1998 Mr. Pagano was engaged in the practice of law for 20 years. Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University. He also holds a J.D. from Seton Hall University and is an attorney at law licensed in the State of New Jersey.

William Salek

William Salek has been the Vice President of Universal since June 1999 and was appointed as the Chief Financial Officer of the Company in October 2004 and Secretary of the Company in February 2005. He has been employed by Universal since 1983. Mr. Salek holds a B.S. in Accounting from Clarion University. Mr. Salek is a director of Educational Partnership for Instructing Children, Inc., a non-profit learning institute.

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are E. Bruce Fredrikson, Ronald Miller and Carl Sussman. The Board of Directors had determined that it has two audit committee financial experts serving on the audit committee, Dr. Fredrikson and Ronald Miller. Both Dr. Fredrikson and Mr. Miller are independent directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and President.

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2005 through December 31, 2005, all executive officers, directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements, except as follows: Jack Rose failed until December 2, 2005 to file Form 4 reports for purchases of stock that he made from November 8, 2004 to November 16, 2004 and Ronald Miller filed one late report of Form 4 regarding shares which escheated to the State of Ohio.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2005, 2004 and 2003 to Bernard Korn, William Pagano and William Salek, the only executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

				Long-Term

				Compensation

		Annual Compensation		Stock

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (Shares)

Bernard Korn	2005	150,000	-	-

Chairman of the Board, and Chief Executive	2004	150,000	-	-

Officer of the Company	2003	158,654	-	60,000

William Pagano	2005	200,000	317,924	-

Director and President of the Company and	2004	200,000	240,862	-

President of Universal	2003	200,000	232,257	-

William Salek	2005	120,000	41,798	-

Chief Financial Officer and Secretary of the	2004	105,000	27,350	-

Company and Vice President of Universal	2003	95,000	25,736	-

The above table does not include certain perquisites and other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such person.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value of unexercised stock options at the end of the 2005 fiscal year for the persons named in the Summary Compensation Table.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End Exercisable/Unexercisable

Bernard Korn	35,000	$70,000	52,000/0	$96,200/0

William Pagano	20,000	$46,000	0/0	$0/0

William Salek	5,000	$10,500	0/0	$0/0

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

Mr. Pagano is employed pursuant to an employment agreement expiring on December 31, 2010 at a compensation of $200,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of the subsidiaries, limited to two times his base compensation.

Effective January 1, 2005, Mr. Salek is employed pursuant to an employment agreement expiring on December 31, 2007 at a compensation of $120,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined, of the subsidiaries.

Mr. Korn is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Pagano is the President and a Director of the Company. Mr. Salek is the Chief Financial Officer and Secretary of the Company.

Note: See “Certain Relationships and Related Transactions,” Item 13.

Director’s Compensation

Prior to April 1, 2005, members of the Board of Directors, other than those employed by the Company, received a fee of $1,000 for each meeting of the Board attended, limited to $4,000 per annum, in addition to an annual retainer of $2,000. Effective April 1, 2005, outside Directors’ fees increased to $12,000 annually consisting of an annual retainer of $8,000 and a fee of $1,000 for each meeting of the Board, limited to $4,000 per annum. Members of the Board of Directors receive no fees if they are employed by the Company.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of executive officers of the Company are made by the Board of Directors. Two of the company’s executive officers, Bernard Korn and William Pagano, are directors of the Company. Each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2005 concerning executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2006, information with respect to beneficial ownership by directors of the Company, holders of over 5% of a class of stock and of directors and officers of the Company as a group.

	Common Stock

	Amount and

	Nature of

	Beneficial

Name of Beneficial Owner	Ownership*		Percent of Class

Officers and Directors:

E. Bruce Fredrikson	6,000		**

Melissa Goldman	5,400		**

Michael Goldman	933,000	(1)	19.86%

William Koon	18,741	(2)	**

Bernard Korn	629,255	(3)	13.68%

Ronald H. Miller	12,054	(4)	**

William Pagano	667,973	(5)	14.58%

Jack Rose	222,767	(6)	4.88%

William Salek	61,667	(7)	1.35%

Carl L. Sussman	99,607	(8)	2.19%

All Officers and Directors as a Group:	2,656,464		55.06%

Other Holders of Over 5%:

Rita C. Folger	478,719	(9)	10.45%

Richard Rozzi	335,000		7.36%

Goldman Associates of NY, Inc.	750,000	(10)	15.96%

The beneficial owners listed above have all given a business address of 275 Wagaraw Road, Hawthorne, New Jersey 07506.

* For the purposes of this table, “Beneficial Ownership” is defined as set forth in rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as set forth in the following notes, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

** Represents beneficial ownership of less than one percent of the Company’s outstanding securities.

(1)    Michael Goldman is the President and majority shareholder of Goldman Associates of NY, Inc. ("Goldman Associates"). Goldman Associates is the owner of 600,000 shares of Common Stock ("Goldman Shares") and warrants ("Warrants") to purchase150,000 shares of Common Stock at an exercise price of $3.00 per share. The Warrants are exercisable at any time prior to their expiration on December 31, 2008. Mr. Goldman is the owner of 183,000 shares of Common Stock and the beneficial owner of the Warrants and the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates of New York, Inc. and Michael Goldman disclaims beneficial ownership. Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(2)    William Koon’s beneficial ownership consists of 18,741 shares of Common Stock. Mr. Koon’s beneficial ownership excludes 15,600 shares of Common Stock owned by his wife. Mr. Koon disclaims beneficial ownership of his wife’s shares and his wife disclaims beneficial ownership of Mr. Koon’s shares.

(3)    Bernard Korn’s beneficial ownership consists of 577,255 shares of Common Stock and 52,000 shares of Common Stock issuable upon exercise of his options.

(4)    Ronald H. Miller’s beneficial ownership consists of 54 shares of Common Stock and 12,000 shares of Common Stock issuable upon exercise of his options.

(5)    William Pagano’s beneficial ownership consists of 634,640 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6)    Jack Rose’s beneficial ownership consists of 145,226 shares of Common Stock, 12,000 shares of Common Stock issuable at any time upon exercise of his options, and 65,541 shares of Common Stock owned jointly by Mr. Rose and his wife.

(7)    William Salek’s beneficial ownership consists of 45,000 shares of Common Stock and 16,667 shares of Common Stock issuable upon conversion of a $50,000 Convertible Note at a conversion price of $3 per share.

(8)    Carl L. Sussman’s beneficial ownership consists of 68,000 shares of Common Stock and 31,607 shares of Common Stock owned jointly by Mr. Sussman and his wife.

(9)    Rita C. Folger’s beneficial ownership consists of 445,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and since January 1, 2006 have been employed by the Company as, respectively, Vice President-Chief Legal Counsel and Assistant Vice President-Legal. Mr. Folger’s beneficial ownership consists of 5,000 shares of Common Stock issuable at any time upon exercise of his options. Mr. Folger disclaims beneficial ownership of his wife’s shares, and Mrs. Folger disclaims beneficial ownership of her husband’s shares.

(10)   The beneficial ownership of Goldman Associates of NY, Inc. consists of 600,000 shares of Common Stock and 150,000 warrants to purchase 150,000 shares of Common Stock, at an exercise price of $3.00 per share. See Footnote 1 for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13. Certain Relationships and Related Transactions

A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $215,674 during the year ended December 31, 2005. The Company owes Mr. Hildebrandt $170,000 pursuant to two notes: (a) a subordinated note in the amount of $120,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt. Mr. Hildebrandt served as a director from July 2004 to January 2005.

Goldman Associates of NY, Inc. (“Goldman Associates”) has agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing. Michael Goldman is the beneficial owner of the shares held by Goldman Associates.

Each of Messrs. Goldman, Korn, Pagano, Rozzi, and Ms. Folger has agreed that until May 31, 2008 he or she will not purchase any stock of the Company without written consent from the Company and that he or she will not sell any stock to any person if the sale would create a new 5% shareholder within the meaning of Internal Revenue Code Section 382 unless the buyer first enters into a similar standstill agreement.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL or American for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

The Company owes Goldman Associates, a private Company controlled by Michael Goldman, $750,000 pursuant to a secured note which is subordinate to the Company’s senior secured lender. The note bears interest at the prime rate and is due on June 30, 2008.

Mr. Pagano, Mr. Salek, Ms. Folger and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires September 2008, subject to renewal options, and provides for a current aggregate annual rent of $133,500. Each of Messrs. Pagano and Paul Hildebrandt has a 35% interest in this entity. Each of Rita Folger and Jeffrey Folger has a 4% interest in this entity. Jeffrey Folger is the son of Oscar and Rita Folger. The Company paid Pioneer Realty Holdings, LLC $90,882 in rent during the year ended December 31, 2005.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to Oscar and Jeffrey Folger for the years ended 2005, 2004 and 2003 were $79,973, $71,115 and $70,773, respectively.

The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Item 14. Principal Accountant Fees And Services

Audit Fees

The audit fees for 2005 and 2004 were $227,385 and $170,125, respectively. All services provided by independent accountants were approved by the audit committee. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Weiser LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from Weiser in 2005 and 2004. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

The Company did not incur tax fees from Weiser in 2005 and 2004. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2005 and 2004, other than the service reported above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8. Index to Financial Statements

(2)	Financial Statement Schedules. See F-1 through F-28, attached

(3)	Exhibits

INDEX TO EXHIBITS
Incorporated By
			Filed		Date Filed	Reference
Exhibit		Exhibit Name	Herewith	Form	With SEC	From Exhibit

3.01		Restated Certificate of Incorporation of Registrant dated January 6, 1983	Yes
	(a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986	Yes
	(b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988	Yes
	(c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998	Yes
	(d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998	Yes

3.02		By-Laws of Registrant	Yes

4.01		Specimen of Common Stock Certificate	Yes

4.02		Specimen of Convertible Preferred Stock Certificate	Yes
10.01		Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-KSB	03-31-98	10(a)
	(a)	Amendment Number 1 dated April 1, 1999 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(i)
	(b)	Amendment Number 2 dated April 1, 2000 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(ii)
	(c)	Amendment Number 3 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11-18-03	10(a)(iii)
	(d)	Amendment Number 4 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11-18-03	10(a)(iv)
	(e)	Amendment Number 5 dated May 17, 2004 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	Yes

10.02		Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	07-09-99	10(a)(iii)
	(a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	11-02-05	10.02
	(b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	06-20-05	99.1

10.03		Employment Agreement dated June 25, 1999 between Universal Supply Group, Inc. and William Salek	Yes
	(a)	Amended and Restated Employment Agreement dated as of January 20, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Salek		8-K	01-20-05	10.01

10.04		1996 Stock Option Plan		S-8	10-02-97	28B

10.05		Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.		10-KSB	03-30-99	10(g)
	(a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999		8-K	07-09-99	10(a)(ii)
	(b)	Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.		8-K	07-09-99	10(a)(iv)
	(c)	Demand Note dated June 24, 1999 between LaSalle Bank National Association and Colonial Commercial Sub Corp.		8-K	07-09-99	10(a)(v)
	(d)	Guaranty of All Liabilities and Security Agreement of Colonial Commercial Sub Corp. by Colonial Commercial Corp. to LaSalle Bank National Association dated June 24, 1999		8-K	07-09-99	10(a)(vi)
	(e)	Waiver and Tenth Amendment dated November 21, 2002 to the Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.		10-K	11-18-03	10(e)(vi)
	(f)	Securities Pledge Agreement dated November 21, 2002 made by the Registrant in favor of LaSalle Bank National Association, re: Universal Supply Group, Inc.		10-K	11-18-03	(10)(e)(vii)

10.06		Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
	(a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.		10-Q	08-16-04	10.1

10.07		Certain documents related to Well-Bilt Steel Products, Inc.:
(a)
Reaffirmation Agreement, General Release Consent and Acknowledgement of Commercial Reasonableness of Private Sale dated February 1, 2001between Atlantic Hardware & Supply Corporation, Universal Supply Group, Inc., Colonial Commercial Corp., and the Secured Lender
				8-K	02-16-01	10(a)(i)

	(b)	Reaffirmation Agreement, General Release Consent and Acknowledgement of Commercial Reasonableness of Private Sale dated February 1, 2001between Well-Bilt Steel Products, Inc. and the Secured Lender		8-K	02-16-01	10(a)(ii)
	(c)
Foreclosure Agreement dated February 1, 2001 between Independent Steel Products, LLC, the Secured Lender, Atlantic Hardware & Supply Corporation, Universal Supply group, Inc. and Well-Bilt Steel Products, Inc.
				8-K	02-16-01	10(a)(iii)
	(d)	Bill of Sale and Assignment dated February 1, 2001 made by the Secured Lender in favor of Independent Steel Products, LLC		8-K	02-16-01	10(a)(iv)

10.08
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
				10-K	11-18-03	10(g)

10.09		Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.		10-K	11-18-03	10(h)

10.10		Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	Yes

10.11		Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	Yes

10.12		Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
	(a)	Private Placement Purchase Agreement		10-Q	08-16-04	4.1
	(b)	Convertible Note Payable		10-Q	08-16-04	4.2

10.13		Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:		10-Q	08-16-04	4.3
	(a)	Private Placement Agreement		10-Q	08-16-04	4.4
	(b)	Secured Note		10-Q	08-16-04	4.5
	(c)	Warrant		10-Q	08-16-04	4.6

10.14
Asset Purchase Agreement dated September 5, 2003 for the purchase of certain assets, subject to certain liabilities of The RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
				8-K	10-15-03	10(a)(i)

10.15		RAL Closing Statement dated September 30, 2003		8-K	10-15-03	10(a)(ii)

10.16		Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.04
	(a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.05
	(b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.06

10.17		Offer to Purchase Odd Lot Shares and Letter of Transmittal dated August 16, 2005		8-K	08-18-05	10.01

11.01		Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01		Code of Ethics		10-K	04-15-05	14

21.01		Subsidiaries of Registrant	Yes

23.01		Consent of Registered Independent Public Accounting Firm—Weiser, LLP	Yes

31.01		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

99.01		Affidavit dated January 28, 2002 in support of Atlantic Hardware & Supply Corporation’s Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code		10-K	11-18-03	99.1

99.02		Dismissal of Atlantic Hardware & Supply Corporation’s Petition for Relief by the U.S. Bankruptcy Court for the Eastern District of New York dated May 18, 2005	Yes

 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS
Page

Report of Independent Registered Public Accounting Firm: Weiser LLP	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II - Valuation and Qualifying Accounts	F-28

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Colonial Commercial Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 2005, 2004 and 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2005, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Weiser LLP

New York, NY
March 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash	$613,456	$310,659
Accounts receivable, net of allowance for doubtful accounts of $185,971 in 2005 and $290,448 in 2004	8,489,717	7,774,588
Inventory	12,214,261	11,002,314
Prepaid expenses and other current assets	1,066,658	865,732
Deferred tax asset - current portion	637,500	574,061
Total current assets	23,021,592	20,527,354
Property and equipment	1,669,484	1,656,149
Goodwill	1,628,133	1,628,133
Other intangibles	11,334	27,500
Other assets - noncurrent	135,832	183,183
Deferred tax asset - noncurrent	1,071,000	492,939
	$27,537,375	$24,515,258
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$5,991,946	$4,721,790
Accrued liabilities	2,047,159	1,744,006
Income taxes payable	12,772	36,316
Borrowings under credit facility - revolving credit	11,183,008	10,658,542
Borrowings under credit facility - term loan	562,977	1,666,667
Notes payable - current portion; includes related party notes of $60,389 in 2005 and $30,000 in 2004	165,112	115,265
Total current liabilities	19,962,974	18,942,586
Notes payable, excluding current portion; includes related party notes of $1,000,625 in 2005 and $993,125 in 2004	1,400,834	1,398,774
Total liabilities	21,363,808	20,341,360

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 484,721 in 2005 and 790,439 in 2004 shares issued and outstanding, liquidation preference of $2,423,605 in 2005 and $3,952,195 in 2004	24,236	39,522
Common stock, $.05 par value, 20,000,000 shares authorized, 4,544,459 in 2005 and 4,158,441 in 2004 shares issued and outstanding	227,223	207,922
Additional paid-in capital	10,626,859	10,746,836
Accumulated deficit	(4,704,751)	(6,820,382)
Total stockholders' equity	6,173,567	4,173,898
	$27,537,375	$24,515,258

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003
Net sales	$66,690,945	$61,454,128	$44,671,136
Cost of sales	46,507,769	43,069,981	31,504,654
Gross profit	20,183,176	18,384,147	13,166,482

Selling, general and administrative expenses, net	17,782,752	16,666,335	11,869,885
Operating income	2,400,424	1,717,812	1,296,597

Other income	272,597	320,359	324,367
Interest expense, net; includes related party interest of $94,703 in 2005, $45,007 in 2004 and $3,181 in 2003	(1,044,454)	(875,683)	(637,857)
Income from operations before income tax benefit	1,628,567	1,162,488	983,107

Income tax benefit	(487,064)	(498,668)	(337,156)
Net income	$2,115,631	$1,661,156	$1,320,263

Income per common share:
Basic	$0.49	$0.49	$0.67
Diluted	$0.40	$0.36	$0.38

Weighted average shares outstanding:
Basic	4,295,697	3,403,152	1,971,129
Diluted	5,293,114	4,587,966	3,501,698

 The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 2005, 2004, and 2003

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2002	1,464,252	1,603,794	$73,213	$80,190	$8,966,513	$(9,801,801)	$(681,885)

Net income						1,320,263	1,320,263
Stock-based compensation	-	-	-	-	92,000	-	92,000
Issuance of common stock	-	802,000	-	40,100	200,500	-	240,600
Other	2,540	(2,476)	127	(124)	-	-	3
Balance at December 31, 2003	1,466,792	2,403,318	73,340	120,166	9,259,013	(8,481,538)	970,981

Net income						1,661,156	1,661,156
Stock-based compensation					62,025		62,025
Conversion of shares of preferred stock to common stock	(83,623)	83,623	(4,181)	4,181			-
Retirement of preferred stock	(592,730)		(29,637)		(326,002)		(355,639)
Issuance of common stock		1,620,000		81,000	1,554,000		1,635,000
Options exercised		51,500		2,575	10,300		12,875
Warrant value					187,500		187,500
Balance at December 31, 2004	790,439	4,158,441	39,522	207,922	10,746,836	(6,820,382)	4,173,898

Net income						2,115,631	2,115,631
Stock-based compensation					(74,450)		(74,450)
Conversion of shares of preferred stock to common stock	(298,018)	298,018	(14,901)	14,901			-
Retirement of preferred stock	(7,700)		(385)		(15,015)		(15,400)
Options exercised		88,000		4,400	17,600		22,000
Tax effect of options exercised					(48,112)		(48,112)
Balance at December 31, 2005	484,721	4,544,459	$24,236	$227,223	$10,626,859	$(4,704,751)	$6,173,567

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,115,631	$1,661,156	$1,320,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(641,500)	(645,600)	(421,400)
Stock-based compensation	(74,450)	62,025	92,000
Provision for doubtful accounts	101,724	225,183	188,050
Depreciation	387,719	366,223	232,315
Amortization of intangibles	16,166	26,667	41,666
Accretion of debt discount	37,500	15,625	-
Tax effect of options exercised	(48,112)	-	-
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(816,853)	(1,745,871)	(671,771)
Inventory	(1,211,947)	(1,219,492)	(1,770,078)
Prepaid expenses and other current assets	(200,926)	(245,054)	(151,378)
Other assets - noncurrent	47,351	(183,183)	-
Trade payables	1,270,156	(574,089)	1,533,048
Accrued liabilities	303,153	230,428	(118,196)
Income taxes payable	(23,544)	(139,298)	135,384
Net cash provided by (used in) operating activities	1,262,068	(2,165,280)	409,903

Cash flows from investing activities:
Cash acquired in acquisition of RAL Supply Group, Inc.	-	-	3,575
Additions to property and equipment	(401,054)	(507,241)	(377,407)
Net cash used in investing activities	(401,054)	(507,241)	(373,832)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	22,000	1,647,875	240,600
Retirement of preferred stock	(15,400)	(355,639)	-
Repayments of notes payable: includes related party repayments of $48,091 in 2005, $30,000 in 2004, and -0- in 2003.	(141,292)	(105,883)	(38,402)
Issuance of notes payable: includes related party notes of $48,480 in 2005, $1,075,000 in 2004, and -0- in 2003.	155,699	1,173,392	73,643
Issuance of warrants	-	187,500	-
Repayments under credit facility - term loan	(1,103,690)	(572,333)	(261,000)
Repayments (borrowings) under credit facility - revolving credit	524,466	665,512	(4,920)
Net cash (used in) provided by financing activities	(558,217)	2,640,424	9,921
Increase (decrease) in cash	302,797	(32,097)	45,992
Cash - beginning of year	310,659	342,756	296,764
Cash - end of year	$613,456	$310,659	$342,756

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

Colonial Commercial Corp. (“Colonial”), through its operating Subsidiaries, Universal Supply Group, Inc. (“Universal”), RAL Supply Group, Inc. (“RAL”) and American/Universal Supply Inc. (“American”) (together, the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC) and climate control products and plumbing fixtures and supplies to building contractors and other users, which the Company considers its only continuing industry segment. The Company’s products are marketed primarily to HVAC contractors, which, in turn, sell such products to residential and commercial/industrial customers. The Company’s customers are located in the United States, primarily New Jersey, New York and portions of eastern Pennsylvania. The Company has no long term agreement with any customer. The Company deals with its customers on a purchase order by purchase order basis. The Company has no assured stability in its customer base. The Company has no material long term agreements with any supplier. Certain supplier agreements limit the sale of competitive products in designated markets that the Company serves. The Company’s discontinued subsidiary, Atlantic Hardware & Supply Corporation (“Atlantic”), in January 2002, filed for reorganization under Chapter 11 of the United States Bankruptcy Code, and on May 18, 2005, the United States Bankruptcy Court for the Eastern District of New York dismissed the petition. See Note 2 for more information on acquisitions and discontinued operations.

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

(d) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2005 and 2004.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e) Accounts Receivable

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $421,248, $325,109, and $206,264 for the years ended December 31, 2005, 2004 and 2003, respectively.

(g) Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Automobiles	3-5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

(h) Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

The Company has determined that Universal and RAL are reporting units.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(i) Stock Option Plan

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

	2005	2004	2003
Net income, as reported	$2,115,631	$1,661,156	$1,320,263

Add: Stock-based compensation related to option repricing	(74,450)	62,025	92,000
Deduct: Total stock-based employee compensation determined under fair value-based method for all awards	-	-	(26,000)

Pro forma	$2,041,181	$1,723,181	$1,386,263

Basic net income per common share
As reported	$.49	$.49	$.67
Pro forma	$.48	$.51	$.70

Diluted net income per common share
As reported	$.40	$.36	$.38
Pro forma	$.39	$.38	$.40

In calculating the above stock-based employee compensation for 2003 determined under the fair-value based method for all awards granted, the Company utilized the following assumptions; expected volatility of 4.88%, expected life of 10 years, risk free interest rate of 3.18% and dividend yield of 0%.

(j) Net Income Per Common Share

Basic income per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

(l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(m) Use of Estimates

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

(n) Recent Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the first period after December 31, 2005. The Company is in the process of evaluating the impact to its financial statements and believes the adoption will not have a material effect on the Company’s income statement.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

(2) Business Acquisitions and Discontinued Operations

(a) RAL Acquisition

On September 30, 2003, RAL Purchasing, Inc., a newly formed, wholly owned Subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of RAL for a price of $2,447,061.

Presented below are the pro forma financial results (unaudited) prepared under the assumption that the acquisition of RAL had been completed at the beginning of 2003.

(Unaudited)
For The Year Ended
(in 000s except for EPS data)	December 31, 2003
Net Sales	$51,657
Operating Income	1,741
Net Income From Continuing Operations	1,631

Earnings Per Share From Continuing Operations
Basic	$.83
Diluted	$.47

RAL is a distributor of heating and cooling equipment and plumbing fixtures and supplies with six locations, servicing Orange, Rockland, Ulster and Sullivan counties in New York. Four locations have showrooms. RAL’s products are marketed primarily to contractors, consumers, builders and the commercial sector.

As a result of the acquisition, the Company is expecting to be one of the leading distributors of heating and cooling equipment and plumbing fixtures and supplies in its market.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company’s investment in Atlantic’s common stock was recognized at a cost value of $219,007 of guaranteed liabilities as of December 31, 2002. Colonial recognized the $219,007 of guaranteed liabilities of Atlantic until June 2004, at which time the Company settled the claim for $161,000 and recognized a gain of $58,007.

Since the Company was treating Atlantic as an unconsolidated Subsidiary, Atlantic was being carried at cost on the Company’s balance sheet until June 2004.

(3) Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
Computer hardware and software	$884,011	$678,737
Furniture and fixtures	85,180	67,015
Leasehold improvements	1,361,620	1,249,954
Automobiles	560,484	498,025
	2,891,295	2,493,731
Less accumulated depreciation and amortization	1,221,811	837,582
	$1,669,484	$1,656,149

(4) Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2005			December 31, 2004
Estimated
	Gross		Net	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Covenants Not to Compete	$241,667	$(230,333)	$11,334	$241,667	$(214,167)	$27,500	5

Amortization expense amounted to $16,166, $26,667 and $41,666 for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated Amortization Expense

For the Years Ended December 31,
2006	$7,834
2007	2,000
2008	1,500
$11,334

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5) Financing Arrangements

On July 29, 2004, the Company completed a $15,000,000 secured loan facility expiring on August 1, 2009 with Wells Fargo Business Credit, Inc. (“WFBCI”) consisting of a revolving line of credit including a $2,000,000 two-year term loan. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial’s operating subsidiaries, collateralize all loans. The facility contains covenants relating to the financial condition of the Company and its business operations and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures ($550,000 per year). The Company must maintain a tangible net worth of approximately $2.7 million for the fiscal quarter ending December 31, 2005. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. Availability under the revolving credit line is determined by a percentage of eligible assets as defined in the agreement.

At December 31, 2005, amounts outstanding under the credit facility were $11,745,985, of which $562,977 represents a term loan payable in six monthly installments of approximately $83,333 and a final payment of approximately $62,977, unless sooner paid pursuant to the terms of the loan agreement. Although the term loan is payable over a specified period, the Bank can demand payment at any time. At December 31, 2005, the amount of the unused available credit was $1,561,097. The interest rate on the $562,977 term loan was 7.75% (prime plus .5%) as of December 31, 2005. The interest rate on the remaining credit facility, as of December 31, 2005 was 7.0% (prime minus .25%). In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL or American for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(6) Notes Payable

(a) Notes payable consist of the following at December 31:

	2005	2004
Various term notes payable, (collateralized by the equipment purchased) with aggregate monthly principal and interest installments of $8,760 and $4,019 for 2005 and 2004, respectively, bearing interest between .9% to 5.9%*	$245,321	$170,914

Subordinated term note payable to a private individual, $30,000 annual principal payment, interest at 9% payable monthly.**	90,000	120,000

Subordinated term note payable to an investment company, $30,000 annual principal payments, interest at 9% payable monthly	90,000	120,000

Term notes payable to private investors, subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the notes.***	525,000	525,000

Term note payable of $750,000 to corporation, subordinated secured note payable, bearing interest at the prime rate and payable quarterly, principal payable on June 30, 2008 and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring June 30, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount is being accreted over the term of the note as additional interest expense. The Company recorded $37,500 and $15,625 in interest expense during 2005 and 2004, respectively, related to the warrant.****
	615,625	578,125
	1,565,946	1,514,039
Less current installments	165,112	115,265
	$1,400,834	$1,398,774

*Included in the above term note payable is $30,389 bearing interest at 9% to a company owned by Paul Hildebrandt, who is a related party.

**The term note payable bearing interest at 9% is to Paul Hildebrandt, who is a related party.

***Included in the above term note payable bearing interest at 11%, are five notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, $50,000 term note payable to William Salek, Chief Financial Officer and Secretary of the Company, $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company, $25,000 term note payable to Eileen Goldman, the wife of Michael Goldman and $50,000 term note payable to Paul Hildebrandt.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

****The term note payable bearing interest at prime rate is to Goldman Associates of NY, Inc., in which Michael Goldman is President, is also considered a related party. Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.

Maturities of notes payable are as follows:

2006	$165,112
2007	131,850
2008	984,974
2009	277,991
2010	6,019
$1,565,946

(b) During the year ended December 31, 2003, $91,885 of the unclaimed payments on notes payable were recorded as other income in the accompanying consolidated statements of operations.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding. If 1,250,000 or more shares of preferred stock are outstanding, five of the nine directors are elected by the common stockholders and the remainder by the preferred stockholders. If more than 600,000 but less than 1,250,000 preferred shares are outstanding, six of the nine directors are elected by common stockholders. If 600,000 or less preferred shares are outstanding, all nine directors are elected by common stockholders. A majority of the directors elected by preferred stockholders and a majority of the directors elected by the common stockholders are required to approve certain transactions, including, but not limited to, incurring certain indebtedness, merger, consolidation or liquidation of the Company, and the redemption of common stock. Preferred and common directors vote together on all other matters. As of December 31, 2005, the number of preferred shares outstanding was 484,721; accordingly, the Board of Directors to be elected at the 2006 annual shareholders’ meeting will consist of one class of directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2005, there were 915,721 shares of common stock reserved for conversion of preferred stock and for the exercise of stock options, convertible notes and warrants.

Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger each signed a stock purchase and sale standstill agreement in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.

(8) Equity Transactions

During the year ended December 31, 2005, the Company issued 88,000 shares of common stock pursuant to the exercise of stock options. Bernard Korn acquired 35,000 shares of common stock, by exercising 10,000 stock options on February 2, 2005 and 25,000 stock options on September 20, 2005. Mr. Korn is Chairman of the Board and the Chief Executive Officer of the Company. A non-executive employee acquired 4,000 shares of common stock, by exercising 4,000 stock options on March 22, 2005. William Pagano acquired 20,000 shares of common stock, by exercising 20,000 stock options on September 20, 2005. Mr. Pagano is the President and a Director of the Company. Carl Sussman acquired 12,000 shares of common stock, by exercising 12,000 stock options on September 26, 2005. Mr. Sussman is a Director of the Company. William Salek acquired 5,000 shares of common stock, by exercising 5,000 stock options on September 28, 2005. Mr. Salek is the Chief Financial Officer of the Company. William Koon acquired 12,000 shares of common stock, by exercising 12,000 stock options on October 19, 2005. Mr. Koon is a Director of the Company.

During the year ended December 31, 2005, holders of a total of 298,018 shares of redeemable convertible preferred stock converted these shares into 298,018 shares of Common Stock, of which 174,878 shares of convertible preferred stock were converted by Directors of the Company. As of December 31, 2005, the number of convertible preferred shares outstanding was 484,721. As a result of this reduction in the number of outstanding shares of convertible preferred stock, commencing at the 2006 annual meeting of stockholders, the holders of common and convertible preferred stock will vote together as one class to elect one class of directors.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On August 16, 2005, the Company announced that it was offering to purchase all shares of convertible preferred stock that on August 15, 2005 were owned by shareholders who then owned 99 shares or less for $2.00 per share. The offer expired September 30, 2005. As a result of the offer, the Company purchased 7,700 shares of its convertible preferred stock, which were retired.

(9) Stock Options

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The ability to grant options under this plan expired on December 31, 2005.

At December 31, 2005, a total of 106,000 options were outstanding under the Company’s 1996 Stock Option Plan, which have expiration dates ranging from 2009 to 2013.

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2002	233,000	3.06

Expired	(91,500)	2.25
Granted	104,000.25
Balance at December 31, 2003	245,500.25

Options Exercised	(51,500)	.25
Balance at December 31, 2004	194,000.25

Options Exercised	(88,000)	.25
Balance at December 31, 2005	106,000.25

On February 11, 2003, 141,500 outstanding stock options were repriced to an exercise price of $.25, the fair market value on that date. The number of options outstanding under the variable pricing method as of December 31, 2005, 2004 and 2003 were 43,000, 110,000 and 141,500, respectively, which caused the Company to incur additional stock-based compensation income (expense) of $74,450, $(62,025) and $(92,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information about stock options at December 31, 2005:

Options Outstanding and Exercisable

		Weighted Average
Range of		Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price
$.25	106,000	5.62	$.25

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Net Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	2005	2004	2003
Net income (numerator)	$2,115,631	$1,661,156	$1,320,263

Weighted average common shares (denominator for basic income per share)	4,295,697	3,403,152	1,971,129

Effect of dilutive securities:
Convertible preferred stock	683,695	918,778	1,466,792
Convertible notes	175,000	72,931	-
Employee stock options	138,722	193,105	63,777

Weighted average common and potential common shares outstanding (denominator for diluted income (loss) per share)	5,293,114	4,587,966	3,501,698

Basic net income (loss) per share	$.49	$.49	$.67
Diluted net income (loss) per share	$.40	$.36	$.38

(11) Income Taxes

The provision for income taxes consists of the following:

	2005			2004			2003
		State			State			State
		And			And			And
	Federal	Local	Total	Federal	Local	Total	Federal	Local	Total

Current	$(16,239)	$170,675	$154,436	$9,000	$137,932	$146,932	$(69,970)	$154,214	$84,244
Deferred	(641,500)	-	(641,500)	(645,600)	-	(645,600)	(421,400)	-	(421,400)
Total tax (benefit) expense	$(657,739)	$170,675	$(487,064)	$(636,600)	$137,932	$(498,668)	$(491,370)	$154,214	$(337,156)

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred income tax benefit are as follows:

	2005	2004	2003
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$-	$-	$-

Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(641,500)	(645,600)	(421,400)

Generation of continuing operations net operating loss carryforward	-	-	-

	$(641,500)	$(645,600)	$(421,400)

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2005	2004	2003

Tax provision at Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.9%	6.0%	6.0%
Benefit from Alternative Minimum Tax carryback refund	0.0%	0.0%	(9.0)%
Change in valuation allowance for deferred tax assets	(73.3)%	(83.7)%	(65.3)%
Permanent differences	1.7%	0.0%	0.0%
Other	0.8%	0.8%	0.0%
Total	(29.9)%	(42.9)%	(34.3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below.

	2005	2004
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$637,500	$574,061
Current Deferred Tax Assets	$637,500	$574,061

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$10,718,325	$13,585,090
State net operating loss carryforwards	64,435	138,789
Allowance for doubtful accounts	114,837	98,752
Additional costs inventoried for tax purposes	562,998	376,730
Alternative Minimum Tax Credit Carryforward	46,243	-
Compensation	204,428	-
Rent	57,320	-
Non-current Deferred Tax Assets	11,768,586	14,199,361
Non-current Deferred Tax Liabilities:
Goodwill	(667,224)	(138,111)
Depreciation	(162,985)	(29,722)
Non-current Deferred Tax Liabilities	(830,209)	(167,833)
Non-current Deferred Tax Assets	10,938,377	14,031,528
Less Valuation Allowance	(9,867,377)	(13,538,589)
Net Non-Current Deferred Tax Assets	$1,071,000	$492,939

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In July 2004, the Company entered into a new financing agreement along with two private placements. The combination of the private placements and debt financing provided an additional $4,050,000 in liquidity. It is management’s opinion that this additional liquidity will allow the Company to expand inventory levels while taking advantage of purchase discounts and programs. Management believes that this will ultimately result in increased revenues and gross margin percentages. Therefore, management adjusted its future income projections as a result of these events and increased the deferred tax asset by $645,600 to $1,067,000. As of December 31, 2005, management has again reassessed its future income projections and has increased the deferred tax asset by $641,500 to $1,708,500.

At December 31, 2005, the Company’s operating loss carryforwards for federal income tax purposes are approximately $33,400,000. Varying amounts of the net operating loss carryforwards will expire from 2006 through 2022. Approximately $7.1 million of net operating loss expired in 2005.

Expiration Year	Net Operating Losses
2006	$4,811,000
2007	4,945,000
2008	415,000
2020	5,960,000
2021	2,737,000
2022	14,532,000
$33,400,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

(12) Fair Value of Financial Instruments

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

The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

(13) Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	2005	2004	2003
Cash paid during the years for:
Interest	$971,629	$852,288	$543,646
Income Taxes	$308,585	$173,665	$102,900

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Non-cash transactions:

During 2005, 2004 and 2003, there were 298,018, 83,623 and -0- shares, respectively, of convertible preferred stock that were converted to a similar number of common shares.

During 2003, notes payable of $300,000 were incurred relating to the acquisition of RAL.

(14) Employee Benefit Plans

(a) 401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions. In 2005, 2004 and 2003, $183,269, $169,319 and $137,508, respectively, of contributions were made to the plan.

(15) Business and Credit Concentrations

The Company purchases products from primarily 260 suppliers. In 2005, two suppliers accounted for 37% of the Company’s purchases. The loss of one of these suppliers could have a material adverse effect upon its business for a short-term period. In 2004 and 2003, two suppliers accounted for 38% and 47% of the Company’s purchases, respectively.

(16) Commitments and Contingencies

(a) Compensation

The Company has employment contracts with three officers and various employees with remaining terms ranging from one to four years. The amounts due under these contracts are $730,000, $625,000, $400,000, $200,000 and $200,000 in the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These commitments do not include amounts that may be earned as a bonus.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b) Leases

The Company recorded lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $2,997,887, $2,705,911 and $1,404,475 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2006	$2,750,861
2007	2,577,399
2008	2,074,893
2009	1,047,989
2010	670,225
Thereafter	1,260,279
Total	$10,381,646

(c) Sales Tax

The Company’s subsidiary, Universal, is currently under audit by the State of New Jersey, Department of the Treasury, Division of Taxation, for Sales and Use Tax for the years 2001, 2002, 2003 and 2004. The State has currently assessed $177,898 based upon an audit of this period. Universal has contested the State’s findings and has accrued $50,000 for what Universal believes is its liability for the examination. Management believes the outcome will be favorable and will not have a material impact on the financial statements.

(d) Private Placement

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On February 12, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of 1933. The Company raised $360,000 through the issuance of 600,000 shares of common stock at $0.60 per share. Bernard Korn (Chairman and President of the Company), purchased 165,000 shares, William Pagano (Director of the Company and President of Universal), purchased 165,000 shares, Michael Goldman (appointed Director of the Company on September 29, 2004) purchased 170,000 shares and Rita Folger (a private investor, who owned 9.42% of the Company as of that date), purchased 100,000 shares.

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

On July 16, 2003, the Company completed a private placement, pursuant to Regulation D of the Securities Exchange Act of 1933. The Company raised $240,600 through the issuance of 802,000 shares of common stock at $0.30 per share, as determined by the Board of Directors. Bernard Korn (Chairman and President of the Company), purchased 167,000 shares, James W. Stewart (who was Executive Vice President and Director of the Company as of July 16, 2003) purchased 100,000 shares, William Pagano (President and Director of the Company), purchased 335,000 shares, Jack Rose (Director of the Company), purchased 50,000 shares and Rita Folger (a private investor who owned 6.86% of the Company as of that date), purchased 150,000 shares. The proceeds of the private placement will be used for general working capital purposes. The stock cannot be sold, transferred or otherwise disposed of, unless subsequently registered under the Securities Act of 1933 and applicable state or Blue Sky laws, or pursuant to an exemption from such registration, which is available at the time of desired sale, and will bear a legend to that effect.

(e) Litigation

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 118 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 15 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 34 filed actions in 2002. Seventy-eight other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of December 31, 2005 for a total of $3,306,000. There has been no judgment against the Predecessor. The Company’s Universal subsidiary was named by eighteen of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003 and eleven filed actions in 2005. No case that names the Company’s Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2005 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

Indemnification

John A. Hildebrandt, Paul Hildebrandt and the Predecessor have jointly and severally agreed to indemnify the Company’s Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier. These agreements are set forth in the purchase agreement. Paul Hildebrandt, one of the indemnitors, was a director of the Company from September 29, 2004 to January 28, 2005.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to the Company.

There are no other limitations to the Company’s rights to indemnification.

Insurance

The assets that the Predecessor sold to the Company included its insurance policies and other agreements and contracts. The policies provide coverage for liability accruing during the periods for which premiums were paid. The Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies. Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which the Company’s Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. To date, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995. The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have to date defended the Company and the Predecessor, and have paid all settlement amounts and defense costs. Except for $159.64 referred to above, the insurance companies have not requested any payments from the Company or from the Predecessor.

The Company’s Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

General

Regardless of indemnification and insurance coverage, the Company does not in any event consider itself to be liable for the asbestos-based lawsuits that name it or for any other claim that arises as a result of actions or omissions by Predecessor companies. The Company expressly disclaimed the assumption of any liabilities when it purchased the assets of the Predecessor.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

(f) Standby Letter of Credit

The Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2006.

(17) Related Party Transactions

Universal leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $215,674, $206,097 and $195,030 during the years ended December 31, 2005, 2004 and 2003, respectively.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to Oscar and Jeffrey Folger for the years ended 2005, 2004 and 2003 were $79,973, $71,115 and $70,773, respectively. As of December 31, 2005, there is $2,775 in outstanding liabilities to Oscar Folger. There were no outstanding liabilities at December 31, 2004.

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 2213 Route 9, Fishkill, New York. RAL is the tenant of the aforementioned property under a lease agreement by and between Zanzi Realty, Inc. and The RAL Supply Group Inc., dated September 1, 1998, as amended by the First Modification of Lease Agreement dated September 30, 2003 and as further amended by the Second Modification of Lease Agreement dated April 12, 2005 (the lease agreement together with the First Modification of Lease Agreement and the Second Modification of Lease Agreement are referred to herein as the “Lease”). Pioneer completed its acquisition of the realty from Zanzi on April 12, 2005 and is the landlord under the Lease pursuant to an assignment and assumption agreement dated April 12, 2005. Each of Messrs. Pagano and Paul Hildebrandt has a 35% interest in this entity. Each of Rita Folger and Jeffrey Folger has a 4% interest in this entity. Jeffrey Folger is the son of Oscar and Rita Folger. The Company paid Pioneer Realty Holdings, LLC $90,882 during the year ended December 31, 2005.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On July 15, 2005, Universal issued a note payable to a company owned by Paul Hildebrandt for $48,480, at an interest rate of 9%, payable over thirteen months. Note payments in 2005 were $19,640 including principal and interest. The outstanding balance of the note at December 31, 2005 was $30,389.

See Notes 5, 6 and 7 for additional related party transactions.

(18) Subsequent Events

On January 12, 2006, holders of a total of 4,185 shares of Convertible Preferred Stock converted these shares into 4,185 shares of Common Stock.

(19) Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2005 and 2004:

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2005

Net sales	$13,347	$17,502	$17,378	$18,464
Gross profit	4,253	5,132	5,092	5,706
Net income (loss)	(199)	520	1,019	776
Income (loss) per common share:
Basic:
Net income (loss)	(0.05)	0.12	0.24	0.17
Diluted:
Net income (loss)	(0.05)	0.10	0.19	0.15

2004

Net sales	$12,525	$16,149	$16,185	$16,595
Gross profit	3,810	4,798	4,731	5,045
Net income (loss)	(299)	664	839	457
Income (loss) per common share:
Basic:
Net income (loss)	(0.11)	0.22	0.22	0.11
Diluted:
Net income (loss)	(0.11)	0.16	0.17	0.09

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2005 Allowance for doubtful accounts	$290,448	$101,724	$69,144	(a)	$(275,345)	(b)	$185,971

For the year ended December 31, 2004 Allowance for doubtful accounts	$284,829	$225,183	$14,862	(a)	$(234,426)	(b)	$290,448

For the year ended December 31, 2003 Allowance for doubtful accounts	$265,211	$188,050	$14,040	(a)	$(182,472)	(b)	$284,829

(a)	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

(b)	Comprised primarily of uncollected accounts charged against the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL COMMERCIAL CORP.
(Registrant)

By:	/s/ Bernard Korn
Bernard Korn, Chairman and
Chief Executive Officer

By:	/s/ William Salek
William Salek,
Chief Financial Officer

Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 30, 2006 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman
Melissa Goldman, Director

By:	/s/ Michael Goldman
Michael Goldman, Director

By:	/s/ Bernard Korn
Bernard Korn, Chairman and
Chief Executive Officer

By:	/s/ William Koon
William Koon, Director

By:	/s/ Ronald Miller
Ronald Miller, Director

By:	/s/ William Pagano
William Pagano, President and Director

By:	/s/ Jack Rose
Jack Rose, Director

By:	/s/ Carl L. Sussman
Carl L. Sussman, Director