Form 10-Q
period 2006-03-31
COLONIAL COMMERCIAL CORP
filed 2006-05-15
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-6663

COLONIAL COMMERCIAL CORP.
(Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

973-427-8224
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.05 par value per share	4,577,614 shares
Convertible Preferred Stock, $.05 par value per share	475,566 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$563,156	$613,456
Accounts receivable, net of allowance for doubtful accounts of $169,268 in 2006 and $185,971 in 2005	7,707,152	8,489,717
Inventory	14,314,466	12,214,261
Prepaid expenses and other current assets	980,841	1,066,658
Deferred tax asset - current portion	637,500	637,500
Total current assets	24,203,115	23,021,592
Property and equipment	1,653,514	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	7,917	11,334
Other assets - noncurrent	122,713	135,832
Deferred tax asset - noncurrent	1,071,000	1,071,000
	$28,686,392	$27,537,375
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,802,202	$5,991,946
Accrued liabilities	1,911,084	2,047,159
Income taxes payable	19,029	12,772
Borrowings under credit facility - revolving credit	12,336,234	11,183,008
Borrowings under credit facility - term loan	312,977	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	134,677	165,112
Total current liabilities	21,516,203	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,010,000 in 2006 and $1,000,625 in 2005	1,407,671	1,400,834
Total liabilities	22,923,874	21,363,808

Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 475,566 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,377,830 in 2006 and $2,423,605 in 2005	23,778	24,236
Common stock, $.05 par value, 20,000,000 shares authorized, 4,553,614 in 2006 and 4,544,459 in 2005 shares issued and outstanding	227,681	227,223
Additional paid-in capital	10,638,899	10,626,859
Accumulated deficit	(5,127,840)	(4,704,751)
Total stockholders' equity	5,762,518	6,173,567
	$28,686,392	$27,537,375

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
Sales	$14,884,214	$13,347,318
Cost of sales	10,297,447	9,094,248
Gross profit	4,586,767	4,253,070

Selling, general and administrative expenses, net	4,756,862	4,250,624
Operating (loss) income	(170,095)	2,446

Other income	65,789	61,877
Interest expense, net; includes related party interest of $25,629 in 2006 and $21,820 in 2005	(299,662)	(243,560)
Loss before income taxes	(403,968)	(179,237)

Income tax expense	19,121	19,696
Net loss	$(423,089)	$(198,933)

Loss per common share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)

Weighted average shares outstanding:
Basic	4,549,411	4,165,183
Diluted	4,549,411	4,165,183

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	2006	2005
Cash flows from operating activities:
Net loss	$(423,089)	$(198,933)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	-	(10,900)
Provision for doubtful accounts	59,844	35,170
Depreciation	106,690	98,737
Amortization of intangibles	3,417	6,694
Accretion of debt discount	9,375	9,375
Changes in operating assets and liabilities
Accounts receivable	722,721	787,790
Inventory	(2,100,205)	(835,513)
Prepaid expenses and other current assets	97,857	308,477
Other assets - noncurrent	13,119	13,896
Trade payables	810,256	436,259
Accrued liabilities	(136,075)	(23,308)
Income taxes payable	6,257	(10,846)
Net cash (used in) provided by operating activities	(829,833)	616,898

Cash flows from investing activities:
Additions to property and equipment	(90,720)	(107,995)
Net cash used in investing activities	(90,720)	(107,995)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	-	3,500
Repayments of notes payable: includes related party repayments of $30,389 in 2006, and $0.00 in 2005.	(46,046)	(14,434)
Issuance of notes payable	13,073	-
Repayments under credit facility - term loan	(250,000)	(353,690)
Borrowings (repayments) under credit facility - revolving credit	1,153,226	(25,399)
Net cash provided by (used in) financing activities	870,253	(390,023)
(Decrease) increase in cash	(50,300)	118,880
Cash - beginning of period	613,456	310,659
Cash - end of period	$563,156	$429,539

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

We have one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and plumbing fixtures.

Inventory is comprised of finished goods.

Stock Options

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company has adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and expects that the adoption of SFAS No. 123(R), will have an immaterial impact on its consolidated results of operations and earnings per share.

The Company recognized stock-based compensation related to option repricing for options previously awarded using the intrinsic-value method. For the quarter ended March 31, 2005, the amount of stock based compensation was $(10,900). During the quarters ended March 31, 2006 and 2005, no stock options were granted and all outstanding options were fully vested.

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.

At March 31, 2006, a total of 106,000 options were outstanding under the Company's 1996 Stock Option Plan which expired December 31, 2005. The outstanding options have expiration dates ranging from 2009 to 2013.

Contents

The following table summarizes information about stock options at March 31, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .25	106,000	5.37	$.25

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards for the quarter ended March 31, 2005.

For the Quarter Ended
March 31, 2005
Net loss, as reported	$(198,933)

Add: Stock-based compensation
related to option repricing	(10,900)

Pro forma net loss	$(209,833)

Basic loss per share, as reported	(0.05)
Basic loss per share, pro forma	(0.05)

Diluted loss per share, as reported	(0.05)
Diluted loss per share, pro forma	(0.05)

2.	Equity Transactions

During the quarter ended March 31, 2006, holders of a total of 9,155 shares of redeemable preferred stock converted these shares into 9,155 shares of common stock.

Contents

3.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash paid during the period for:

Interest	$283,714	$208,387

Income taxes	$57,364	$44,906

4.	Net Loss Per Common Share

Employee stock options totaling 106,000 and 180,000 for the three months ended March 31, 2006 and 2005, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 475,566 shares of common stock and 790,360 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the net loss per share because their effects would have been anti-dilutive. Convertible notes, convertible into 175,000 shares of common stock were not included in the income per share calculation for the three months ended March 31, 2006 and 2005 because their effect would have been anti-dilutive.

5.	Financing Arrangements

At March 31, 2006, amounts outstanding under the credit facility were $12,649,211, of which $312,977 represents a term loan payable in three monthly installments of approximately $83,333 and a final payment of approximately $62,977. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2006. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $646,962 as of March 31, 2006. The interest rate on the $312,977 term loan was 8.25% (prime plus .5%) as of March 31, 2006. The interest rate on the remaining credit facility, as of March 31, 2006 was 7.5% (prime minus .25%).

6.	Litigation

Universal Supply Group, Inc.

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

Contents

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 123 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 5 filed actions in 2006, 15 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 34 filed actions in 2002. Seventy-eight other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of March 31, 2006 for a total of $3,306,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named by twenty-one of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003, eleven filed actions in 2005 and three filed actions in 2006. No case that names our Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

Contents

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

7.	New Accounting Pronouncements

None

8.	Subsequent Events

Effective April 1, 2006, E. Bruce Fredrikson’s annual retainer fee for serving as a Director and Chairman of the Audit Committee increased from $8,000 to $18,000. The fee is payable in $4,500 installments in advance of each quarter.

Contents

On April 3, 2006, Ronald Miller obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Miller is a Director of the Company.

On April 17, 2006, Jack Rose obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Rose was a Director of the Company at the time of the transaction.

The Company’s reports on Form 8-K and Form 8-K/A filed on April 21, 2006 and April 25, 2006, respectively, refer to sales of common stock by former directors of the Company to two current directors and other investors. Concurrently with these transactions, Messrs. Korn, Koon, Rose and Sussman resigned as Directors of the Company, and Mr. Korn also resigned as Chief Executive Officer and Chairman of the Board. Michael Goldman, who continues as a Director of the Company, was elected as Chairman of the Board and William Pagano, also continues as a Director and was appointed Chief Executive Officer.

On May 2, 2006 holders of a total of 1,785 shares of redeemable preferred stock converted these shares into 1,785 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Colonial Commercial Corp. (“Colonial”) is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly-owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”) and American/Universal Supply, Inc. (“American”).

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, “anticipates,” “expects,” “believes,” “may,” “intends,” and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

Contents

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

Revenue Recognition

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems and plumbing fixtures and supplies. The Company recognizes revenue after shipment of products has occurred in accordance with the shipping terms. There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective products from the Company’s customers, which are covered under the manufacturer’s warranty. The Company will receive a vendor credit from the manufacturer related to the warranted product in question, at which time credits are issued to the customer. The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $103,939 and $98,948 for the quarter ended March 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight line method over the estimated useful lives of the assets as follows:

Computer hardware and software	3-5 years

Furniture and fixtures	5 years

Automobiles	3-5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Contents

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

Results of Operations For the Three Months Ended March 31, 2006 and 2005

Sales increased by 11.5%, or $1,536,896, to $14,884,214 for the three months ended March 31, 2006 from $13,347,318 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial heating, air conditioning and plumbing fixtures, supplies and accessories.

Gross profit increased by 7.8%, or $333,697, to $4,586,767 for the three months ended March 31, 2006 from $4,253,070 for the same period in 2005. Gross profit expressed as a percentage of sales declined by 1.1% to 30.8% in 2006 compared to 31.9% for the comparable period in 2005. The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more low-margin high volume products without a corresponding increase in sales of higher margin products such as control systems, showroom plumbing and fixture sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $103,939 and $98,948 for the three months ended March 31, 2006 and 2005, respectively.

The Company’s net loss increased by 112.7%, or $224,156, to $423,089 for the three months ended March 31, 2006, compared to net loss of $198,933 for the same period in 2005. Pre-tax loss increased by 125.4%, or $224,731, to $403,968 for the three months ended March 31, 2006 from $179,237 for the same period in 2005.

This higher net loss was caused by increased expenses related to investments in personnel to improve customer service, expansion of our commercial departments, and added cost for increased gasoline, utility expenses and interest expenses. More specifically, selling, general and administrative expenses and cost of operations increased by 11.9%, or $506,238, to $4,756,862 for the three months ended March 31, 2006 from $4,250,624 for the same period in 2005. Staffing costs increased by $287,000, while costs for trucking, fuel, and facilities increased by $96,932.

Other income increased by 6.3%, or $3,912, to $65,789 for the three months ended March 31, 2006 from $61,877 for the same period in 2005. This increase is primarily the result of an increase in service charges collected in the three months ended March 31, 2006.

Contents

Interest expense, net increased by 23.0%, or $56,102, to $299,662 for the three months ended March 31, 2006 from $243,560 for the same period in 2005. This increase is primarily the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels in preparation for the increased demand of sales of air conditioning products for the second quarter of 2006. The revolving credit line bears interest at .25% below prime rate, which was 7.75% at March 31, 2006 compared to 5.75% at March 31, 2005.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter ended March 31, 2006 and 2005.

	For the Quarter
	Ended March 31,
	2006	2005
Sales	100.0%	100.0%
Cost of sales	69.2%	68.1%
Gross profit	30.8%	31.9%

Selling, general and administrative expenses	31.9%	31.9%
Operating loss	(1.1)%	0.0%

Other income	0.4%	0.4%
Interest expense	(2.0)%	(1.8)%
Loss before taxes	(2.7)%	(1.4)%

Income taxes	(0.1)%	(0.1)%

Net loss	(2.8)%	(1.5)%

Contents

Liquidity and Capital Resources

The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”). The facility consists of a revolving line of credit which expires on August 1, 2009, and a term loan with a balance of $312,977 as of March 31, 2006, payable in three monthly installments of approximately $83,333 and a final payment of approximately $62,977. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2006. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $646,962 as of March 31, 2006. The balance outstanding under the revolving line of credit including the term loan was $12,649,211 as of March 31, 2006. The revolving credit line bears interest at .25% below prime, and the term loan bears interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of March 31, 2006, the Company had $563,156 in cash compared with $613,456 at December 31, 2005.

Net cash used in operating activities was $829,833 for the quarter ended March 31, 2006.  The net cash used in operating activities for the 2006 period is primarily a result of a net loss approximating $423,089 and cash used in operating assets and liabilities approximating $586,070, offset by non-cash charges approximating $179,326.  The decrease in accounts receivable approximating $722,721 was primarily a result of the cyclical decrease in sales during the first quarter. Accounts payable increased due to additional inventory purchases in preparation for the increased demand of sales of air conditioning products for the second quarter of 2006.

Cash flows used in investing activities of $90,720 during the quarter ended March 31, 2006 were due to purchases of equipment.

The cash flows provided by financing activities of $870,253 consisted of $1,153,226 borrowings under the credit facility-revolving credit and $13,073 from the issuance of notes payable. Cash flows used in financing activities consisted of $250,000 repayments under the credit facility-term loan and $46,046 for repayments on notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

Contents

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25%, except for the term loan, with a balance of $312,977 as of March 31, 2006, which bears interest at a rate of prime plus .5% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows for the quarter ended March 31, 2006 by approximately $100,916 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 123 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Contents

Of the existing plaintiffs, 5 filed actions in 2006, 15 filed actions in 2005, 38 filed actions in 2004, 31 filed actions in 2003, and 34 filed actions in 2002. Seventy-eight other plaintiffs have had their actions dismissed and seven other plaintiffs have settled as of March 31, 2006 for a total of $3,306,000. There has been no judgment against the Predecessor. Our Universal subsidiary was named by twenty-one of the existing plaintiffs; of these, six filed actions in 2001, one filed an action in 2003, eleven filed actions in 2005 and three filed actions in 2006. No case that names our Universal subsidiary has been settled or dismissed.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

Contents

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

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer