Form 10-Q
period 2006-06-30
COLONIAL COMMERCIAL CORP
filed 2006-08-11
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $.05 par value per share	4,592,256 shares
Convertible Preferred Stock, $.05 par value per share	468,924 shares

Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$970,012	$613,456
Accounts receivable, net of allowance for doubtful accounts of $193,636 2006 and $185,971 in 2005	9,122,694	8,489,717
Inventory	13,666,179	12,214,261
Prepaid expenses and other current assets	993,110	1,066,658
Deferred tax asset - current portion	637,500	637,500
Total current assets	25,389,495	23,021,592
Property and equipment	1,642,971	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	4,500	11,334
Other assets - noncurrent	132,679	135,832
Deferred tax asset - noncurrent	1,071,000	1,071,000
	$29,868,778	$27,537,375
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,089,099	$5,991,946
Accrued liabilities	2,020,377	2,047,159
Income taxes payable	971	12,772
Borrowings under credit facility - revolving credit	13,562,196	11,183,008
Borrowings under credit facility - term loan/overadvance	562,977	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	133,395	165,112
Total current liabilities	22,369,015	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,010,000 in 2006 and $1,000,625 in 2005	1,399,452	1,400,834
Total liabilities	23,768,467	21,363,808

Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 468,924 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,344,620 in 2006 and $2,423,605 in 2005	23,446	24,236
Common stock, $.05 par value, 20,000,000 shares authorized, 4,592,256 in 2006and 4,544,459 in 2005 shares issued and outstanding	229,613	227,223
Additional paid-in capital	10,633,259	10,626,859
Accumulated deficit	(4,786,007)	(4,704,751)
Total stockholders' equity	6,100,311	6,173,567
	$29,868,778	$27,537,375
See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30,
	2006	2005
Sales	$18,155,812	$17,501,842
Cost of sales	12,714,879	12,369,723
Gross profit	5,440,933	5,132,119

Selling, general and administrative expenses, net	4,793,206	4,368,437
Operating income	647,727	763,682

Other income	63,467	87,557
Interest expense, net; includes related party interest of $25,765 in 2006 and $22,721 in 2005	(336,240)	(250,029)
Income before income taxes	374,954	601,210

Income tax expense	33,121	81,028
Net income	$341,833	$520,182

Income per common share:
Basic	$0.07	$0.12
Diluted	$0.06	$0.10

Weighted average shares outstanding:
Basic	4,579,846	4,185,505
Diluted	5,302,026	5,287,577

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30,
	2006	2005
Sales	$33,040,025	$30,849,161
Cost of sales	23,012,325	21,463,971
Gross profit	10,027,700	9,385,190

Selling, general and administrative expenses, net	9,550,068	8,619,062
Operating income	477,632	766,128

Other income	129,256	149,435
Interest expense, net; includes related party interest of $51,393 in 2006 and $44,541 in 2005	(635,902)	(493,590)
(Loss) income before income taxes	(29,014)	421,973

Income tax expense	52,242	100,724
Net (loss) income	$(81,256)	$321,249

(Loss) income per common share:
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.06

Weighted average shares outstanding:
Basic	4,578,606	4,175,422
Diluted	4,578,606	5,287,377
See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(81,256)	$321,249
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	-	(25,740)
Provision for doubtful accounts	84,310	30,587
Depreciation	222,472	191,090
Amortization of intangibles	6,834	9,333
Accretion of debt discount	18,750	18,750
Changes in operating assets and liabilities
Accounts receivable	(717,287)	(1,020,982)
Inventory	(1,451,918)	104,505
Prepaid expenses and other current assets	73,548	(213,282)
Other assets - noncurrent	3,153	26,942
Trade payables	97,153	452,130
Accrued liabilities	(26,782)	218,667
Income taxes payable	(11,801)	56,263
Net cash (used in) provided by operating activities	(1,782,824)	169,512

Cash flows from investing activities:
Additions to property and equipment	(195,959)	(141,040)
Net cash used in investing activities	(195,959)	(141,040)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	8,000	3,500
Repayments of notes payable: includes related party repayments of $30,389 in 2006, and $0.00 in 2005.	(64,922)	(26,950)
Issuance of notes payable	13,073	-
Borrowings (repayments) under credit facility - term loan/overadvance	250,000	(250,000)
Borrowings under credit facility - revolving credit	2,129,188	428,317
Net cash provided by financing activities	2,335,339	154,867
Increase in cash	356,556	183,339
Cash - beginning of year	613,456	310,659
Cash - end of year	$970,012	$493,998

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

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

Stock Options

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company has adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and the adoption of SFAS No. 123(R) has an immaterial impact on its consolidated results of operations and earnings per share.

The Company recognized stock-based compensation related to option repricing for options previously awarded using the intrinsic-value method. For the quarter and six months ended June 30, 2005, the amount of stock based compensation was $(14,840) and $(25,740), respectively. During the quarter and six months ended June 30, 2006 and 2005, no stock options were granted and all outstanding options were fully vested.

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The 1996 Plan expired on December 31, 2005.

At June 30, 2006, a total of 74,000 options were outstanding under the 1996 Plan. The outstanding options have expiration dates ranging from 2009 to 2013.

Contents

The following table summarizes information about stock options at June 30, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .25	74,000	5.54	$ .25

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

	For the Quarter Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net income, as reported	$520,182	$321,249

Add: Stock-based compensation related to option repricing	(14,840)	(25,740)

Pro forma net income	$505,342	$295,509

Basic income per share, as reported	0.12	0.08
Basic income per share, pro forma	0.12	0.07

Diluted income per share, as reported	0.10	0.06
Diluted income per share, pro forma	0.10	0.06

2.	Equity Transactions

On April 3, 2006, Ronald Miller obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Miller is a Director of the Company.

On April 17, 2006, Jack Rose obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Rose was a Director of the Company at the time of the transaction.

On May 16, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options.

On May 31, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options.

Contents

The Company’s reports on Form 8-K and Form 8-K/A filed on April 21, 2006 and April 25, 2006, respectively, refer to sales of common stock by former directors of the Company to two current directors and other investors. Concurrently with these transactions, Messrs. Bernard Korn, William Koon, Jack Rose and Carl Sussman resigned as Directors of the Company, and Mr. Korn also resigned as Chief Executive Officer and Chairman of the Board. Michael Goldman, who continues as a Director of the Company, was elected as Chairman of the Board and William Pagano, also continues as a Director and was appointed Chief Executive Officer. On May 11, 2006, Stuart H. Lubow and Phillip Siegel became Directors of the Company. Mr. Siegel also serves on the Audit Committee of the Company.

During the quarter ended June 30, 2006, holders of a total of 6,642 shares of redeemable preferred stock converted these shares into 6,642 shares of common stock.

During the six months ended June 30, 2006 and 2005, holders of a total of 15,797 shares and 18,928 shares of redeemable preferred stock converted these shares into 15,797 shares and 18,928 shares, respectively, of common stock.

3.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash paid during the period for:

Interest	$598,810	$446,212

Income taxes	$65,179	$156,206

Contents

4.	Net Income (Loss) Per Common Share

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss) (numerator)	$341,833	$520,182	$(81,256)	$321,249

Weighted average common shares (denominator for basic income per share)	4,579,846	4,185,505	4,578,606	4,175,422

Effect of dilutive securities:
Convertible preferred stock	474,267	777,375	-	783,903
Convertible notes	175,000	175,000	-	175,000
Stock options	72,913	149,697	-	153,052

Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,302,026	5,287,577	4,578,606*	5,287,377

Basic net income (loss) per share	$0.07	$0.12	$(0.02)	$0.08

Diluted net income (loss) per share	$0.06	$0.10	$(0.02)	$0.06

* For the six months ended June 30, 2006, preferred stock convertible into 477,018 shares of common stock, notes convertible into 175,000 shares of common stock, and 82,932 stock options were not included in the income per share calculation because their effect would have been anti-dilutive.

5.	Financing Arrangements

At June 30, 2006, amounts outstanding under the Company’s credit facility with Wells Fargo Business Credit, Inc. (“Wells”) were $14,125,173, of which $62,977 represents a term loan payable in a final payment on July 1, 2006 and $500,000 represents an overadvance payable in equal installments of $12,500 each business day commencing July 11, 2006. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2007. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $474,827 as of June 30, 2006. The interest rate on the $62,977 term loan and $500,000 overadvance was 8.75% (prime plus .5%) as of June 30, 2006. The interest rate on the remaining credit facility, as of June 30, 2006 was 8.0% (prime minus .25%).  Effective June 23, 2006, the Agreement was amended to extend the maturity date from August 1, 2009 to August 1, 2010.

Contents

The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. As of June 30, 2006, the Company was in default of its minimum cash flow covenant; however, Wells has waived this event of default.

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

       The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 94 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, seven filed actions in 2006, 15 filed actions in 2005, 43 filed actions in 2004, 27 filed actions in 2003, and two filed actions in 2002. There are 105 other plaintiffs that have had their actions dismissed and eight other plaintiffs that have settled as of June 30, 2006 for a total of $3,313,000. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 24 plaintiffs; of these, two filed actions in 1999, one filed an action in 2000, five filed actions in 2001, eleven filed actions in 2005 and five filed actions in 2006. Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,313,000 of settled actions, two plaintiffs naming Universal have settled for $26,500. No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions, there currently exist 16 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

Contents

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

Contents

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation FASB No. 109 ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating that impact of adopting FIN 48 on the Company's consolidated financial statements.

8.	Subsequent Events

None

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

Contents

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments on the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $87,368 and $90,049 for the quarter ended June 30, 2006 and 2005, respectively, and $191,307 and $188,997 for the six months ended June 30, 2006 and 2005, respectively.

Contents

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

Results of Operations For the Quarter Ended June 30, 2006 and 2005

Sales increased by 3.7%, or $653,970, to $18,155,812 for the quarter ended June 30, 2006 from $17,501,842 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial heating, air conditioning and plumbing fixtures, supplies and accessories. The increases in these areas were offset by weaknesses in sales of commercial control systems.

Gross profit increased by 6.0%, or $308,814, to $5,440,933 for the quarter ended June 30, 2006 from $5,132,119 for the same period in 2005. Gross profit expressed as a percentage of sales increased by 0.7% to 30.0% in 2006 compared to 29.3% for the comparable period in 2005. The increase in the percentage of gross profit is primarily the result of improved pricing received from manufacturers and sales of higher margin, more efficient models of air conditioning and heating systems. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $87,368 and $90,049 for the quarter ended June 30, 2006 and 2005, respectively.

The Company’s net income decreased by 34.3%, or $178,349, to $341,833 for the quarter ended June 30, 2006, compared to net income of $520,182 for the same period in 2005. Pre-tax income decreased by 37.6%, or $226,256, to $374,954 for the quarter ended June 30, 2006 from $601,210 for the same period in 2005.

Contents

This lower net income was caused by increased expenses for personnel to improve customer service, expansion of our commercial departments, and added cost for increased gasoline, utility expenses and interest expenses. More specifically, selling, general and administrative expenses increased by 9.7%, or $424,769, to $4,793,206 for the quarter ended June 30, 2006 from $4,368,437 for the same period in 2005. Staffing costs increased by $263,823, while costs for trucking and fuel increased by $39,700.

Other income decreased by 27.5%, or $24,090, to $63,467 for the quarter ended June 30, 2006 from $87,557 for the same period in 2005. This decrease is primarily the result of a decrease in service charges collected from customers’ past due invoices in the quarter ended June 30, 2006.

Interest expense, net increased by 34.5%, or $86,211, to $336,240 for the quarter ended June 30, 2006 from $250,029 for the same period in 2005. This increase is primarily the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels in anticipation for the increased demand of sales of air conditioning products for the second quarter of 2006. The revolving credit line bears interest at .25% below prime rate, which was 8.25% at June 30, 2006 compared to 6.25% at June 30, 2005.

Results of Operations For the Six Months Ended June 30, 2006 and 2005

Sales increased by 7.1%, or $2,190,864, to $33,040,025 for the six months ended June 30, 2006 from $30,849,161 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial heating, air conditioning and plumbing fixtures, supplies and accessories. The increases in these areas were offset by weaknesses in sales of commercial control systems.

Gross profit increased by 6.8%, or $642,510, to $10,027,700 for the six months ended June 30, 2006 from $9,385,190 for the same period in 2005. Gross profit expressed as a percentage of sales remained at 30.4% in 2006 compared to the same period in 2005. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $191,307 and $188,997 for the six months ended June 30, 2006 and 2005, respectively.

The Company reported a net loss of $81,256 for the six months ended June 30, 2006, compared to net income of $321,249 for the same period in 2005. Pre-tax loss is $29,014 for the six months ended June 30, 2006 compared to a pretax profit of $421,973 for the same period in 2005.

This net loss was caused by increased expenses for personnel to improve customer service, expansion of our commercial departments, and added cost for increased gasoline, utility expenses, interest expenses and decreasing sales in our commercial control systems business. More specifically, selling, general and administrative expenses increased by 10.8%, or $931,006, to $9,550,068 for the six months ended June 30, 2006 from $8,619,062 for the same period in 2005. Staffing costs increased by $550,907, while costs for trucking, fuel, and facilities increased by $136,579.

Other income decreased by 13.5%, or $20,179, to $129,256 for the six months ended June 30, 2006 from $149,435 for the same period in 2005. This decrease is primarily the result of a decrease in service charges collected from customers’ past due invoices in the six months ended June 30, 2006.

Contents

Interest expense, net increased by 28.8%, or $142,312, to $635,902 for the six months ended June 30, 2006 from $493,590 for the same period in 2005. This increase is primarily the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels in anticipation for the increased demand of sales of air conditioning products for the second quarter of 2006. The revolving credit line bears interest at .25% below prime rate, which was 8.25% at June 30, 2006 compared to 6.25% at June 30, 2005.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter and six months June 30, 2006 and 2005.

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0	70.7	69.6	69.6
Gross profit	30.0	29.3	30.4	30.4

Selling, general and administrative expenses	26.4	25.0	28.9	27.9
Operating income	3.6	4.3	1.5	2.5

Other income	0.4	0.5	0.4	0.5
Interest expense, net	(1.9)	(1.4)	(1.9)	(1.6)
Income before taxes	2.1	3.4	0.0	1.4

Income taxes	(0.2)	(0.4)	(0.2)	(0.4)

Net income (loss)	1.9%	3.0%	(0.2)%	1.0%

Liquidity and Capital Resources

The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement (“Agreement”) with Wells. On May 11, 2006 the Company received a $500,000 overadvance, payable in equal installments of $12,500 each business day commencing July 11, 2006. Effective June 23, 2006, the Agreement was amended to extend the maturity date from August 1, 2009 to August 1, 2010. The facility consists of a revolving line of credit which expires on August 1, 2010, a term loan with a balance of $62,977 as of June 30, 2006, payable in a final payment on July 1, 2006 and a $500,000 overadvance. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2007. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $474,827 as of June 30, 2006. The balance outstanding under the revolving line of credit including the term loan and overadvance was $14,125,173 as of June 30, 2006. The revolving credit line bears interest at .25% below prime, and the term loan and overadvance bear interest at .50% above prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. As of June 30, 2006, the Company was in default of its minimum cash flow covenant; however, Wells has waived this event of default. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

Contents

As of June 30, 2006, the Company had $970,012 in cash compared with $613,456 at December 31, 2005.

Net cash used in operating activities was $1,782,824 for the six months ended June 30, 2006.  The net cash used in operating activities for the 2006 period is primarily a result of a net loss of $81,256 and cash used in operating assets and liabilities of $2,033,934, offset by non-cash charges of $332,366.  The increase in accounts receivable of $717,287 was primarily a result of increased sales during the second quarter. Accounts payable increased due to increased inventory purchases to support increased sales.

Cash flows used in investing activities of $195,959 during the quarter ended June 30, 2006 were due to purchases of equipment.

The cash flows provided by financing activities of $2,335,339 consisted of $2,129,188 in borrowings under the credit facility-revolving credit, $500,000 in borrowings under the credit facility-overadvance, $8,000 received from the exercise of stock options and $13,073 from the issuance of notes payable. Cash flows used in financing activities consisted of $250,000 for repayments under the credit facility-term loan and $64,922 for repayments on notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25%, except for the term loan, with a balance of $62,977, and overadvance, with a balance of $500,000, as of June 30, 2006, which bear interest at a rate of prime plus .5% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows for the quarter ended June 30, 2006 by approximately $119,611 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such, do not expose the pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Contents

b.	Changes in Internal Controls

Subsequent to that evaluation, there have been no changes in our internal controls or other factors that could materially affect these controls after such evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Section 6 Litigation, of this Report on Form 10-Q.

Items 1A, 2 and 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

a.	An Annual Meeting of Shareholders was held on June 13, 2006.

b.
On June 13 2006, the common and preferred shareholders elected E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller, William Pagano and Phillip Siegel as Directors. The common and preferred shareholders voted in favor of a resolution appointing Weiser, LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2006.

PROPOSAL	FOR	AGAINST	ABSTAINED

For the common and preferred shareholders to elect E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller, William Pagano and Phillip Siegel as Directors:

E. Bruce Fredrikson	4,116,134	-	13,725
Melissa Goldman-Williams	4,057,295	-	72,564
Michael Goldman	4,057,243	-	72,616
Stuart H. Lubow	4,116,929	-	12,930
Ronald H. Miller	4,116,311		13,548
William Pagano	4,057,561	-	72,298
Phillip Siegel	4,116,929	-	12,930

To ratify the selection of Weiser, LLP as independent public accountants of the Company for the fiscal year ending December 31, 2006:	4,110,663	14,263	4,933

Item 5 is not applicable and has been omitted.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer