Form 10-Q
period 2006-09-30
COLONIAL COMMERCIAL CORP
filed 2006-11-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $.05 par value per share	4,593,579 shares
Convertible Preferred Stock, $.05 par value per share	467,601 shares

Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$790,174	$613,456
Accounts receivable, net of allowance for doubtful accounts of $215,757 in 2006 and $185,971 in 2005	9,379,331	8,489,717
Inventory	14,123,645	12,214,261
Prepaid expenses and other current assets	1,256,986	1,066,658
Deferred tax asset - current portion	637,500	637,500
Total current assets	26,187,636	23,021,592
Property and equipment	1,598,782	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	4,000	11,334
Other assets - noncurrent	118,052	135,832
Deferred tax asset - noncurrent	1,071,000	1,071,000
Total assets	$30,607,603	$27,537,375
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,723,810	$5,991,946
Accrued liabilities	2,005,860	2,047,159
Income taxes payable	12,666	12,772
Borrowings under credit facility - revolving credit	13,712,099	11,183,008
Borrowings under credit facility - term loan/overadvance	-	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	136,594	165,112
Total current liabilities	22,591,029	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,028,750 in 2006 and $1,000,625 in 2005	1,386,816	1,400,834
Total liabilities	23,977,845	21,363,808

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,601 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,338,005 in 2006 and $2,423,605 in 2005	23,380	24,236
Common stock, $.05 par value, 20,000,000 shares authorized, 4,593,579 in 2006 and 4,544,459 in 2005 shares issued and outstanding	229,679	227,223
Additional paid-in capital	10,633,259	10,626,859
Accumulated deficit	(4,256,560)	(4,704,751)
Total stockholders' equity	6,629,758	6,173,567
Total liabilities and stockholders’equity	$30,607,603	$27,537,375

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2006	2005
Sales	$19,217,556	$17,377,655
Cost of sales	13,504,230	12,285,200
Gross profit	5,713,326	5,092,455

Selling, general and administrative expenses, net	4,857,533	4,449,626
Operating income	855,793	642,829

Other income	63,707	63,546
Interest expense, net; includes related party interest of $26,431 in 2006 and $23,684 in 2005	(359,214)	(269,897)
Income before income taxes	560,286	436,478

Income tax expense (benefit)	30,839	(582,141)
Net Income	$529,447	$1,018,619

Income per common share:
Basic	$0.12	$0.24
Diluted	$0.10	$0.19

Weighted average shares outstanding:
Basic	4,592,968	4,300,270
Diluted	5,301,782	5,296,133

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30,
	2006	2005
Sales	$52,257,581	$48,226,815
Cost of sales	36,516,555	33,749,170
Gross profit	15,741,026	14,477,645

Selling, general and administrative expenses, net	14,407,601	13,068,688
Operating income	1,333,425	1,408,957

Other income	192,963	213,282
Interest expense, net; includes related party interest of $77,825 in 2006 and $68,225 in 2005	(995,116)	(763,788)
Income before income taxes	531,272	858,451

Income tax expense (benefit)	83,081	(481,417)
Net income	$448,191	$1,339,868

Income per common share:
Basic	$0.10	$0.32
Diluted	$0.08	$0.25

Weighted average shares outstanding:
Basic	4,574,227	4,217,250
Diluted	5,300,467	5,290,507

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$448,191	$1,339,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	-	(641,500)
Stock-based compensation	-	(52,525)
Provision for doubtful accounts	116,035	29,343
Depreciation	340,216	285,211
Amortization of intangibles	7,334	12,750
Accretion of debt discount	28,125	28,125
Changes in operating assets and liabilities:
Accounts receivable	(1,005,649)	(395,053)
Inventory	(1,909,384)	(139,892)
Prepaid expenses and other current assets	(190,328)	(293,483)
Other assets - noncurrent	17,780	40,529
Trade payables	731,864	876,375
Accrued liabilities	(41,299)	164,182
Income taxes payable	(106)	(29,018)
Net cash (used in) provided by operating activities	(1,457,221)	1,224,912

Cash flows from investing activities:
Additions to property and equipment	(269,514)	(305,359)
Net cash used in investing activities	(269,514)	(305,359)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	8,000	19,000
Retirement of preferred stock		(15,400)
Repayments of notes payable: includes related party repayments of $30,389 in 2006, and $0.00 in 2005	(83,734)	(48,919)
Issuance of notes payable	13,073	48,400
Repayments under credit facility - term loan/overadvance	(562,977)	(853,690)
Borrowings under credit facility - revolving credit	2,529,091	85,649
Net cash provided by (used in) financing activities	1,903,453	(764,960)
Increase in cash	176,718	154,593
Cash - beginning of period	613,456	310,659
Cash - end of period	$790,174	$465,252

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

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

We have one continuing industry segment - wholesale distribution of heating, ventilation, air conditioning equipment and plumbing fixtures.

Inventory is comprised of finished goods.

2.	Stock Options

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123(R) requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company has adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and the adoption of SFAS No. 123(R) has an immaterial impact on its consolidated results of operations and earnings per share.

The Company recognized stock-based compensation related to option repricing for options previously awarded using the intrinsic-value method. For the quarter and nine months ended September 30, 2005, the amount of stock based compensation was $(26,785) and $(52,525), respectively. During the quarter and nine months ended September 30, 2006 and 2005, no stock options were granted and all outstanding options were fully vested.

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The 1996 Plan expired on December 31, 2005.

At September 30, 2006, a total of 74,000 options were outstanding under the 1996 Plan. The outstanding options have expiration dates ranging from 2009 to 2013.

Contents

On September 29, 2006, the Company adopted the Colonial Commercial Corp. 2006 Stock Plan, (the “2006 Plan”). The 2006 Plan enables the Company to grant equity and equity-linked awards to our Directors, officers, employees and other persons who provide services to the Company. The 2006 Plan is intended to allow us to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to us and (2) further stimulate their efforts on our behalf.

The following is a summary of certain provisions of the 2006 Plan. A copy of the 2006 Plan is filed as Exhibit 10.01 to this Report.

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.

Eligibility. All directors, officers and other employees and other persons who provide services to the Company are eligible to participate in the 2006 Plan.

Administration. The administrator of the 2006 Plan will be the board or any other committee which the board designates to serve as the administrator of the 2006 Plan.

Types of Awards. The types of awards that may be made under the 2006 Plan are stock options, stock appreciation rights, restricted stock awards, and stock units. The board or the committee that administers the 2006 Plan will fix the terms of each award, including, to the extent relevant, the following: (1) exercise price for options, base price for stock appreciation rights, and purchase price, if any, for restricted stock awards, (2) vesting requirements and other conditions to exercise, (3) term and termination, (4) effect, if any, of a change of control and (5) method of exercise and of any required payment by the recipient.

Term of Plan. No award may be granted under the 2006 Plan after the close of business on the day immediately preceding the tenth anniversary of the adoption of the 2006 Plan. However, all awards made prior to such time will remain in effect in accordance with their terms.

During the quarter and nine months ended September 30, 2006, no stock options were granted under the 2006 Plan.

The following table summarizes information about stock options at September 30, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .25	74,000	5.29	$ .25

Contents

The following table illustrates the effect on income if the fair-value-based method had been applied to all outstanding awards in each period.

	For the Quarter Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income, as reported	$1,018,619	$1,339,868

Add: Stock-based compensation related to option repricing	(26,785)	(52,525)

Pro forma net income	$991,834	$1,287,343

Basic income per share, as reported	0.24	0.32
Basic income per share, pro forma	0.23	0.31

Diluted income per share, as reported	0.19	0.25
Diluted income per share, pro forma	0.19	0.24

3.	Equity Transactions

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

Contents

During the quarter ended September 30, 2006 and 2005, holders of a total of 1,323 shares and 238,131 shares, respectively, of redeemable preferred stock converted these shares into 1,323 shares and 238,131 shares, respectively, of common stock.

During the nine months ended September 30, 2006 and 2005, holders of a total of 17,120 shares and 257,059 shares, respectively, of redeemable preferred stock converted these shares into 17,120 shares and 257,059 shares, respectively, of common stock.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash paid during the period for:

Interest	$946,646	$704,032

Income taxes	$81,954	$253,046

Contents

5.	Net Income Per Common Share

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (numerator)	$529,447	$1,018,619	$448,191	$1,339,868

Weighted average common shares
(denominator for basic income per share)	4,592,968	4,300,270	4,574,227	4,217,250

Effect of dilutive securities:
Convertible preferred stock	468,212	668,193	474,083	745,333
Convertible notes	175,000	175,000	175,000	175,000
Stock options	65,602	152,670	77,157	152,924

Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,301,782	5,296,133	5,300,467	5,290,507

Basic net income per share	$0.12	$0.24	$0.10	$0.32

Diluted net income per share	$0.10	$0.19	$0.08	$0.25

6.	Financing Arrangements

At September 30, 2006, the amount outstanding under the Company’s credit facility with Wells Fargo Business Credit, Inc. (“Wells”) was $13,712,099. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2007. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $887,901 as of September 30, 2006. The interest rate on the credit facility, as of September 30, 2006 was 8.0% (prime minus .25%).

The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants.

Contents

7.	Litigation

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

Of the existing plaintiffs, seven filed actions in 2006, 15 filed actions in 2005, 43 filed actions in 2004, 27 filed actions in 2003, and two filed actions in 2002. There are 105 other plaintiffs that have had their actions dismissed and eight other plaintiffs that have settled as of September 30, 2006 for a total of $3,313,000. There has been no judgment against the Predecessor.

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

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

8.	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

9.	Related Party Transaction

On August 31, 2006, the Company purchased from Goldman Associates of NY, Inc., (“Goldman Associates”), its Speed Queen home laundry equipment inventory and its related accounts receivable at their then book value of $149,625. Goldman Associates is an affiliate of Michael Goldman, who is the Chairman of Colonial, as well as president and majority shareholder of Goldman Associates. Separately, the Company entered into a non-exclusive agreement with Alliance Laundry Systems, LLC for the distribution of Speed Queen home laundry equipment in the New York metropolitan area, and in portions of Connecticut, Delaware and Eastern Pennsylvania.

The Company owes Goldman Associates $750,000 pursuant to a secured note which is subordinate to the Company’s senior secured lender. The note bears interest at the prime rate and is due on June 30, 2008.

The wife of Michael Goldman is the holder of a convertible unsecured note in the amount of $25,000, issued pursuant to the terms of a private placement made on July 29, 2004, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009.

Contents

The daughter of Michael Goldman has been a Director of the Company since October 22, 2004, and is the Chief Operating Officer of Goldman Associates as well as a member of their Board of Directors.

10.	Subsequent Events

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

Contents

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $114,189 and $102,592 for the quarter ended September 30, 2006 and 2005, respectively, and $305,496 and $291,590 for the nine months ended September 30, 2006 and 2005, respectively.

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

Contents

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill having indefinite lives not be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

Results of Operations For the Quarter Ended September 30, 2006 and 2005

Sales increased by 10.6%, or $1,839,901, to $19,217,556 for the quarter ended September 30, 2006 from $17,377,655 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial heating, air conditioning and plumbing fixtures, supplies and accessories. The increases in these areas were offset by weaknesses in sales of commercial control systems.

Gross profit increased by 12.2%, or $620,871, to $5,713,326 for the quarter ended September 30, 2006 from $5,092,455 for the same period in 2005. Gross profit expressed as a percentage of sales increased by 0.4% to 29.7% in 2006 compared to 29.3% for the comparable period in 2005. The increase in the percentage of gross profit is primarily the result of improved pricing received from manufacturers, purchasing of additional inventory prior to price increases to preserve price protection, and sales of higher margin, more efficient models of air conditioning and heating systems. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $114,189 and $102,592 for the quarter ended September 30, 2006 and 2005, respectively.

Operating income increased by 33.1%, or 212,964, to $855,793 for the quarter ended September 30, 2006 from $642,829 for the same period in 2005. This percentage increase in operating income reflects the effect of the difference between the increase in gross profit of 12.2% compared to the increase in selling, general and administrative expenses of 9.2%. The increase in selling, general and administrative expenses was $407,907, to $4,857,533 for the quarter ended September 30, 2006 from $4,449,626 for the same period in 2005. This was caused by increased expenses for personnel to improve customer service, expansion of our commercial departments, and added cost for increased health insurance, gasoline, utility expenses and interest expenses and decreasing sales in our commercial control systems business. Staffing costs increased by $246,115, while costs for trucking and fuel increased by $26,011.

Pre-tax income increased by 28.4%, or $123,808, to $560,286 for the quarter ended September 30, 2006 from $436,478 for the same period in 2005.  Interest expense, net increased by 33.1%, or $89,317, to $359,214 for the quarter ended September 30, 2006 from $269,897 for the same period in 2005. The interest expense increase is primarily the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels and accounts receivable related to the increased sales of air conditioning products and higher inventory levels in the third quarter of 2006. The revolving credit line bears interest at .25% below prime rate, which was 8.25% at September 30, 2006 compared to 6.75% at September 30, 2005.

Contents

The Company’s net income decreased by 48.0%, or $489,172, to $529,447 for the quarter ended September 30, 2006, compared to net income of $1,018,619 for the same period in 2005. The primary reason for the decrease in the Company’s net income was the inclusion of a deferred tax benefit in the quarter ended September 30, 2005 in the amount of $641,500 with no benefit recognized in the quarter ended September 30, 2006. In 2005, the tax benefit resulted from extending the tax benefit calculation from a two year earnings projection to a three year earnings projection, due to improved earnings predictability.

Results of Operations For the Nine Months Ended September 30, 2006 and 2005

Sales increased by 8.4%, or $4,030,766, to $52,257,581 for the nine months ended September 30, 2006 from $48,226,815 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and a continuing strong demand for residential and light commercial heating, air conditioning and plumbing fixtures, supplies and accessories. The increases in these areas were offset by weaknesses in sales of commercial control systems.

Gross profit increased by 8.7%, or $1,263,381, to $15,741,026 for the nine months ended September 30, 2006 from $14,477,645 for the same period in 2005. Gross profit expressed as a percentage of sales increased by 0.1% to 30.1% in 2006 compared to 30.0% for the comparable period in 2005. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $305,496 and $291,590 for the nine months ended September 30, 2006 and 2005, respectively.

Operating income decreased by 5.4%, or $75,532, to $1,333,425 for the nine months ended September 30, 2006 from $1,408,957 for the same period in 2005. This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 8.7% compared to the increase in selling, general and administrative expenses of 10.2%. The increase in selling, general and administrative expenses was $1,338,913, to $14,407,601 for the nine months ended September 30, 2006 from $13,068,688 for the same period in 2005. This was caused by increased expenses for personnel to improve customer service, expansion of our commercial departments, and added cost for increased health insurance, gasoline, utility expenses and interest expenses and decreasing sales in our commercial control systems business. Staffing costs increased by $797,022, while costs for trucking, fuel, and facilities increased by $197,670.

Pre tax income decreased by 38.1%, or $327,179, to $531,272 for the nine months ended September 30, 2006 from $858,451 for the same period in 2005. Other income decreased by 9.5%, or $20,319, to $192,963 for the nine months ended September 30, 2006 from $213,282 for the same period in 2005. This decrease is primarily the result of a decrease in service charges collected from customers’ past due invoices in the nine months ended September 30, 2006. Interest expense, net increased by 30.3%, or $231,328, to $995,116 for the nine months ended September 30, 2006 from $763,788 for the same period in 2005. The interest expense increase is primarily the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels and accounts receivable related to the increased sales of air conditioning products and higher inventory levels in the third quarter of 2006. The revolving credit line bears interest at .25% below prime rate, which was 8.25% at September 30, 2006 compared to 6.75% at September 30, 2005.

Contents

The Company’s net income decreased by 66.5%, or $891,677, to $448,191 for the nine months ended September 30, 2006, compared to net income of $1,339,868 for the same period in 2005. This decrease in net income was caused by the decrease in pre-tax income of $327,179, as stated above, in addition to the effect of the inclusion of a deferred tax benefit in the nine months ended September 30, 2005 in the amount of $641,500 with no benefit recognized in the nine months ended September 30, 2006. In 2005, the tax benefit resulted from extending the tax benefit calculation from a two year earnings projection to a three year earnings projection, due to improved earnings predictability.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter and nine months September 30, 2006 and 2005.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	70.7	69.9	70.0
Gross profit	29.7	29.3	30.1	30.0

Selling, general and administrative expenses	25.3	25.6	27.5	27.1
Operating income	4.4	3.7	2.6	2.9

Other income	0.4	0.4	0.3	0.4
Interest expense, net	(1.9)	(1.6)	(1.9)	(1.6)
Income before taxes	2.9	2.5	1.0	1.7

Income taxes	(0.1)	3.4	(0.1)	1.1

Net income	2.8%	5.9%	0.9%	2.8%

Liquidity and Capital Resources

The Company has a $15,000,000 secured loan facility pursuant to a credit and security agreement (“Agreement”) with Wells. On May 11, 2006 the Company received a $500,000 overadvance, payable in equal installments of $12,500 each business day commencing July 11, 2006. The overadvance was paid in full on September 5, 2006. Effective June 23, 2006, the Agreement was amended to extend the maturity date from August 1, 2009 to August 1, 2010. The facility consists of a revolving line of credit which expires on August 1, 2010. In addition, the Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2007. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letter of credit and reserves, and was $887,901 as of September 30, 2006. The balance outstanding under the revolving line of credit was $13,712,099 as of September 30, 2006. The revolving credit line bears interest at .25% below prime. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures. The Company is in compliance with all of its financial loan covenants. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities.

The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of September 30, 2006, the Company had $790,174 in cash compared with $613,456 at December 31, 2005.

Contents

Net cash used in operating activities was $1,457,221 for the nine months ended September 30, 2006.  The net cash used in operating activities for the 2006 period is primarily a result of a net income of $448,191 and non-cash charges of $491,710, offset by cash used in operating assets and liabilities of $2,397,122.  The increase in accounts receivable of $1,005,649 was primarily a result of increased sales during the third quarter. Accounts payable increased due to a $1,909,384 increase in inventory over the nine months ended September 30, 2006. The increase in inventory was primarily the result of additional product lines, inventory purchased prior to expected vendor-announced price increases and seasonal purchases in preparation for increased demand for heating products in the fourth quarter.

Cash flows used in investing activities of $269,514 during the nine months ended September 30, 2006 were due to purchases of equipment.

The cash flows provided by financing activities of $1,903,453 consisted of $2,529,091 in borrowings under the credit facility-revolving credit, $500,000 in borrowings under the credit facility-overadvance, $8,000 received from the exercise of stock options and $13,073 from the issuance of notes payable. Cash flows used in financing activities consisted of $562,977 for repayments under the credit facility-term loan, $500,000 repayments under the credit facility-overadvance and $83,734 for repayments on notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates. All borrowings under its credit facility bear interest based on the prime rate less .25% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $116,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Items 1A, 2 and 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

a.	A Special Meeting of Shareholders was held on September 29, 2006.

b.	On September 29, 2006, the common and preferred shareholders voted in favor of the following proposals:

i.
To adopt an amendment to the Restated Certificate of Incorporation, as amended, that would allow the Company to issue up to 10,000,000 shares of preferred stock in one or more series, the terms of any such series to be determined by the Board of Directors from time to time.

ii.	To adopt a restated Certificate of Incorporation to include only those articles that are currently applicable to the Company and that incorporates all amendments to date.

iii.	To adopt the Colonial Commercial Corp. 2006 Stock Plan.

PROPOSAL	FOR	AGAINST	ABSTAINED

To adopt an amendment to the Restated Certificate of Incorporation, as amended, that would allow the Company to issue up to 10,000,000 shares of preferred stock in one or more series, the terms of any such series to be determined by the Board of Directors from time to time.	3,143,995	318,895	10,179

To adopt a restated Certificate of Incorporation to include only those articles that are currently applicable to the Company and that incorporates all amendments to date.	3,150,949	313,625	8,495

To adopt the Colonial Commercial Corp. 2006 Stock Plan.	3,075,472	311,862	85,735

A copy of the Restated Certificate of Incorporation is filed as Exhibit 3.01 to this Report. A copy of the Colonial Commercial Corp. 2006 Stock Plan is filed as an Exhibit 10.01 to this Report.

Contents

Item 5 is not applicable and has been omitted.

Item 6. Exhibits

3.01	Restated Certificate of Incorporation of Colonial Commercial Corp. dated September 29, 2006.
10.01	Colonial Commercial Corp. 2006 Stock Plan.
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer