Form 10-K
period 2006-12-31
COLONIAL COMMERCIAL CORP
filed 2007-03-23
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter) was $3,906,145.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2007
Common Stock, $.05 par value per share	4,645,680 shares
Convertible Preferred Stock, $.05 par value per share	467,500 shares

PART I.

Item 1. Business

General

Colonial Commercial Corp. (“Colonial”) is a New York corporation which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and American/Universal Supply, Inc. (“American”). We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing fixtures and supplies, primarily, in New Jersey, New York and portions of eastern Pennsylvania.

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties) and lower portions of New York State. We are also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area. We distribute these products through eight locations in New Jersey, seven locations in lower New York State and one location in Willow Grove, Pennsylvania. Of these locations, two are used for warehousing purposes only. In addition, we distribute American Standard heating and air conditioning equipment, as well as other heating and air conditioning accessories, in Elmsford and Hicksville, New York. We utilize showrooms for the display and sale of kitchen and bathroom fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York.

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

In September 2006 we began to distribute appliances, such as washers and dryers, to appliance dealers primarily in New York, New Jersey, and portions of Connecticut, Delaware and Pennsylvania.

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, while demand for heating equipment is usually highest in the fourth quarter.

In 2006, 2005 and 2004, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects. In the same years, respectively, sales consisted of approximately 40%, 40% and 42% HVAC equipment; 39%, 38% and 38% parts and accessories; and 16%, 16% and 15% climate control systems.

We own no patents and have no intellectual property rights or proprietary technology.

We carry general liability, comprehensive property damage, workers compensation and product liability insurance in amounts that we consider adequate for our business. We maintain $2,000,000 in the aggregate and $1,000,000 per occurrence general liability coverage, plus a $15,000,000 umbrella policy.

No material regulatory requirements apply specifically to our business.

As of December 31, 2006, we had 154 non-union full-time employees. We believe that our employee relations are satisfactory.

We have no foreign operations and operate only in one business segment.

Distribution, Customers and Suppliers

We stock inventory in all of our 17 locations. We deliver products to customers with our fleet of 16 leased and 12 owned trucks and vans. We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users. We had approximately 6,000 customers in 2006. No customer accounted for more than 2% of consolidated net sales in 2006. We believe that the loss of any one customer would not have a material adverse effect on our business. We have no long term agreement with any customer.

We deal with our customers on a purchase order by purchase order basis. We have no assured stability in our customer base.

We purchase inventory from our vendors and maintain this inventory in our warehouses to meet purchasing requirements and ensure continuous availability of merchandise to satisfy our customers’ needs. We occasionally accept the return of merchandise from the customer when returned in unopened cartons, subject to a restocking fee. We do not normally provide extended payment terms to customers. We have no material long term agreements with any supplier.

Certain of our supplier agreements limit the sale of competitive products in designated markets that we serve.

In 2006, two suppliers accounted for 34% of our purchases. The loss of one or both of these suppliers could have a material adverse effect on our business for at least a short-term period. We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

Competition

We compete with a number of distributors, national chains and national home centers, and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations. There is no single manufacturer, distributor or national chain or home center that dominates our market. Competition is based on product availability, customer service, price and quality. We work to maintain a competitive edge by providing in-house training, technical sales support to our customers and by employing experienced personnel at our point-of-sale locations.

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

See “Business-Competition” section above. Several of the companies that compete with the Company have substantially greater financial and other resources. No assurance can be given that the Company will continue to be able to respond effectively to competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect the Company’s business, financial condition and results of operations. Furthermore, the Company’s success depends, in part, on its ability to gain market share from competitors.

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

We could incur substantial losses in the event there are sudden changes in demand for our products.

A significant sudden increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate. In any of these cases, the Company may have understated or overstated the write-down required for excess and obsolete inventory or otherwise incur additional financial losses.

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

We could incur substantial losses for asbestos-based claims.

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

Although William Pagano, a Director and Chief Executive Officer, William Salek, Chief Financial Officer and Secretary and Bernard Korn, a current non-executive employee, former Director and former Chief Executive Officer, have entered into employment agreements with us that expire in 2010, 2007 and 2010, respectively, our ability to operate our businesses and implement our strategies will depend upon our ability to attract and retain other qualified personnel.

Our ability to operate our business effectively could be impaired if we are unable to extend the leases for our locations.

We lease 17 locations with approximately 323,000 square feet for showrooms, counter sales and warehousing. We own no real estate. Our leases expire at various times between August 31, 2007 and November 30, 2016. Our business will be negatively impacted if we are unable to extend our existing leases at reasonable rates and we are unable to lease alternative space on acceptable terms.

Item 2. Properties

Our principal executive offices are located at 275 Wagaraw Road, Hawthorne, New Jersey 07506 and are consolidated with the administrative offices of our subsidiary, Universal Supply Group, Inc.

The Company maintains 16 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Willow Grove, Pennsylvania; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie and Suffern, New York. Additionally, the Company maintains two separate warehouse locations in Cedar Knolls, New Jersey and New Hampton, New York. These locations consist of approximately 323,000 square feet under leases expiring between 2007 and 2016 with current aggregate annual rents of approximately $2,744,513. In addition, the Company has a month-to-month lease for a portion of the New Windsor, New York location, consisting of 11,000 square feet, for $2,500 per month.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York also include showrooms of kitchen and bathroom fixtures and accessories.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance. As of December 31, 2006, we leased all our facilities.

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 93 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, seven filed actions in 2006, 15 filed actions in 2005, 44 filed actions in 2004, 24 filed actions in 2003, and three filed actions in 2002. There are 108 other plaintiffs that have had their actions dismissed and eight other plaintiffs that have settled as of December 31, 2006 for a total of $3,313,000. There has been no judgment against the Predecessor.

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

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

On April 29, 2005, prior to the Rhodes case trial, the Predecessor filed a third party complaint against Sid Harvey Industries (“Third Party Complaint”) in an action demanding contributor payment in connection with the Settlement. Sid Harvey Industries moved successfully for summary judgment. The Predecessor filed an appeal as to the dismissal of Predecessor’s Third Party Complaint. In a decision dated December 29, 2006, the Superior Court of New Jersey, Appellate Division, reversed the dismissal of Predecessor’s Third Party Complaint and remanded the matter for further proceedings as to Predecessor’s claim for contribution.

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

Other Litigation

The Company is involved in other litigation incidental to the operation of its business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the Company does not believe the ultimate liability associated with any claims or litigation will have a material impact to its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a) Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) - Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. The following table sets forth the quarterly high and low bid prices during 2006 and 2005. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.
	Common Stock		Convertible Preferred Stock
2006	High	Low	High	Low
First Quarter	$2.38	$1.95	$2.40	$1.79
Second Quarter	3.00	2.10	2.85	2.10
Third Quarter	2.50	1.85	2.30	2.00
Fourth Quarter	2.35	1.70	2.40	1.80

	Common Stock		Convertible Preferred Stock
2005	High	Low	High	Low
First Quarter	$1.65	$1.40	$1.68	$1.48
Second Quarter	1.66	1.35	1.60	1.32
Third Quarter	2.70	1.50	2.75	1.46
Fourth Quarter	2.75	2.00	2.55	1.85

(b) Approximate number of common and convertible preferred stockholders:

Title of Class	Approximate Number of Record Holders (As of March 1, 2007)

Common stock par value $.05 per share	293
Convertible preferred stock par value $.05 per share	851

(c) Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2006 certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan and the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2006.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1996 Stock Incentive Plan:
Equity compensation plans approved by security holders	74,000	$0.25	0
Equity compensation plans not approved by security holders	0	$0.00	0
Colonial Commercial Corp. 2006 Stock Plan:
Equity compensation plans approved by security holders	100,000	$1.85	900,000
Equity compensation plans not approved by security holders	0	$0.00	0
Total	174,000	$1.17	900,000

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The plan expired on December 31, 2005.

At December 31, 2006, a total of 74,000 options were outstanding under the Company’s 1996 Stock Option Plan, which have expiration dates ranging from 2009 to 2013.

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

On December 6, 2006, (the “Grant Date”), 100,000 options, having an expiration date in 2016, were granted under the Company’s 2006 Plan, of which 40,000 options vested and became exercisable immediately and 20,000 options vest and become exercisable on each of the first three anniversaries of the Grant Date. As of December 31, 2006 all 100,000 options were outstanding. On January 22, 2007, Phillip Siegel resigned as a Director and his 15,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he has sixty days from the date of his resignation to exercise his 10,000 vested options.

Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
Sales	$71,494,652	$66,690,945	$61,454,128	$44,671,136	$36,998,800
Operating income	1,954,732	2,400,424	1,717,812	1,296,597	226,567
Income (loss) from continuing operations	753,422	2,115,631	1,661,156	1,320,263	(106,310)
Income from operations of discontinued segment	-	-	-	-	3,300,695 (1)

Net income	$753,422	$2,115,631	$1,661,156	$1,320,263	$3,194,385
Income (loss) per common share:
Basic:
Continuing operations	$.16	$.49	$.49	$.67	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$2.06
Net income per common share	$.16	$.49	$.49	$.67	$1.99
Diluted:
Continuing operations	$.14	$.40	$.36	$.38	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$2.06
Net income per common share	$.14	$.40	$.36	$.38	$1.99

	December 31,
	2006	2005	2004	2003	2002
Total assets	$28,775,115	$27,537,375	$24,515,258	$20,618,987	$13,686,842
Current liabilities
Borrowings under credit facility	13,615,696	11,745,985	12,325,209	12,232,030 (1)	10,350,889 (1)
Other	6,832,504	8,216,989	6,617,377	7,089,276 (2)	3,953,063 (2)
Long-term liabilities, less current obligations	1,317,394	1,400,834	1,398,774	326,700	64,775

(1)
The amounts shown in the table as “Borrowings under Credit Facility,” as of December 31, 2003 and December 31, 2002, includes $2,500,000 which Colonial Commercial Corp. and Universal agreed to pay to their lending bank in consideration of the bank releasing Colonial Commercial Corp. and Universal from their guarantees to the bank of an additional $3,300,695 of Atlantic Hardware & Supply Corporation’s (“Atlantic”) line of credit. Atlantic, a wholly owned subsidiary of the Company, is a discontinued operation with no assets. The release from the $3,300,695 of the guarantee resulted in the recognition of income from discontinued operations in 2002.

(2)	Amount includes $219,007 of contingent liabilities of Atlantic. This liability was settled in June 2004.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,281,344 and an allowance for doubtful accounts of $212,043 as of December 31, 2006. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. Goodwill and other intangible assets amounting to $1,628,133 and $3,500 at December 31, 2006, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2006, the Company had a deferred tax valuation allowance of approximately $9,000,000.

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

Sales increased by 7.2%, or $4,803,707, to $71,494,652 for the year ended December 31, 2006 from $66,690,945 for the same period in 2005. The increase in sales is primarily a result of increased market penetration at two of the Company’s subsidiaries, an increase in general industry pricing, and increased sales of additional hydronic heating product lines. The increases in these areas were offset by weaknesses in sales of heating equipment, parts and accessories related to an unusually warm November and December, as well as weaknesses in sales of commercial control systems.

Gross profit increased by 5.9%, or $1,191,680, to $21,374,856 for the year ended December 31, 2006 from $20,183,176 for the same period in 2005. Gross profit expressed as a percentage of sales decreased by 0.4% to 29.9% in 2006 compared to 30.3% for the comparable period in 2005. The lower gross profit expressed as a percentage of sales was caused by a decrease in sales of parts for heating systems due to a warmer November and December. The sale of parts usually commands higher margins than equipment sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $431,780 and $421,248 for the years ended December 31, 2006 and 2005, respectively.

Operating income decreased by 18.6%, or $445,692, to $1,954,732 for the year ended December 31, 2006 from $2,400,424 for the same period in 2005. This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 5.9% compared to the increase in selling, general and administrative expenses of 9.2%. The increase in selling, general and administrative expenses was $1,637,372 to $19,420,124 for the year ended December 31, 2006 from $17,782,752 for the same period in 2005. This was caused by increased expenses for additional personnel to improve customer service, and added cost for increased health insurance, gasoline, utility expenses and decreasing sales in our heating replacement parts and commercial control systems business. Staffing costs increased by $802,077, while costs for trucking, fuel, and facilities increased by $197,670.

Other income increased by 1.9%, or $5,269, to $277,866 for the year ended December 31, 2006 from $272,597 for the same period in 2005. This increase is primarily the result of an increase in service charges collected from customers’ past due invoices in the year ended December 31, 2006. Interest expense, net increased by 29.7%, or $310,331, to $1,354,785 for the year ended December 31, 2006 from $1,044,454 for the same period in 2005. The interest expense increase is the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels and accounts receivable related to increased sales and higher inventory levels. The revolving credit line bears interest at .25% below prime rate, which was 8.0% at December 31, 2006 compared to 7.25% at December 31, 2005. As a result, pre tax income decreased by 46.1%, or $750,754, to $877,813 for the year ended December 31, 2006 from $1,628,567 for the same period in 2005.

The Company’s net income decreased by 64.4%, or $1,362,209, to $753,422 for the year ended December 31, 2006, compared to net income of $2,115,631 for the same period in 2005. This decrease in net income was caused by the decrease in pre-tax income of $750,754, as stated above, in addition to the effect of the inclusion of a deferred tax benefit in the year ended December 31, 2005 in the amount of $641,500 with no benefit recognized in the year ended December 31, 2006. In 2005, the tax benefit resulted from extending the tax benefit calculation from a two year earnings projection to a three year earnings projection, due to improved earnings predictability.

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

Gross profit increased 9.8% to $20,183,176 for the year ended December 31, 2005 from $18,384,147 for the same period in 2004. The increase in gross profit is primarily the result of the mentioned increases in sales, and the Company’s improved ability to purchase products at more favorable pricing. Gross profit expressed as a percentage of sales increased to 30.3% in 2005 compared to 29.9% for the comparable period in 2004. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $421,248 and $325,109 for the years ended December 31, 2005 and 2004, respectively.

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

Liquidity and Capital Resources

Credit Facility

The Company has a total secured loan facility of $15,000,000 pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”) consisting of a revolving line of credit including a $2,000,000 two-year term loan. Final payment of the term loan was made in July of 2006. The revolving credit line bears interest at .25% below prime, and the term loan bore interest at .50% above prime. On May 11, 2006 the Company received a $500,000 overadvance, payable in equal installments of $12,500 each business day commencing July 11, 2006. The overadvance was paid in full on September 5, 2006. Effective June 23, 2006, the Agreement was amended to extend the maturity date from August 1, 2009 to August 1, 2010. The facility consists of a $15,000,000 revolving line of credit which expires on August 1, 2010. The Company has standby letters of credit, which expire on July 31, 2007 and September 1, 2007, that reduce the credit facility by $300,000 and $100,000, respectively, and additional reserves determined by the bank that reduce the credit facility by $100,000. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves, and was $142,216 as of December 31, 2006. The balance outstanding under the revolving line of credit was $13,615,696 as of December 31, 2006. The interest rate on the revolving credit facility, as of December 31, 2006 was 8.0%.

Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities, and capital expenditures. The Company must maintain a tangible net worth of approximately $3.8 million for the fiscal year ending December 31, 2006. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities. In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL or American for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

The Company believes that the credit facility is sufficient to finance its current operating needs. However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of December 31, 2006, the Company had $482,251 in cash compared with $613,456 at December 31, 2005.

Net cash used in operating activities was $1,409,274 for the year ended December 31, 2006.  The net cash used in operating activities for the 2006 period is primarily a result of net income of $753,422 and non-cash charges of $768,545, offset by cash used in operating assets and liabilities of $2,931,241.  The increase in accounts receivable of $701,615 was a direct correlation to the increase in sales compared to the prior year. Accounts payable decreased by $1,272,786 as a reflection of the reduced purchase requirements for the warmer months of November and December and $400,000 additional cash that became available as a result of the final payment of the term loan in July of 2006.

Cash flows used in investing activities were $450,129 during the year ended December 31, 2006 due to $300,504 in purchases of equipment and $149,625 in the purchase of Speed Queen assets from Goldman Associates of NY, Inc.

Cash flows provided by financing activities of $1,728,198 consisted of $2,432,688 in borrowings under the credit facility-revolving credit, $500,000 in borrowings under the credit facility-overadvance, $8,000 received from the exercise of stock options and $13,073 from the issuance of notes payable. Cash flows used in financing activities consisted of $562,977 for repayments under the credit facility-term loan, $500,000 repayments under the credit facility-overadvance and $162,586 for repayments on notes payable.

Equity Transactions

During the year ended December 31, 2006, the Company issued 32,000 shares of common stock pursuant to the exercise of stock options. On April 3, 2006, Ronald H. Miller obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Miller is a Director of the Company.  On April 17, 2006, Jack Rose obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Rose was a Director of the Company at the time of the transaction. On May 16, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options. On May 31, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options.

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

During the year ended December 31, 2006, holders of a total of 17,221 shares of redeemable convertible preferred stock converted these shares into 17,221 shares of Common Stock. As of December 31, 2006, the number of convertible preferred shares outstanding was 467,500. As a result of this reduction in the number of outstanding shares of convertible preferred stock, commencing at the 2006 annual meeting of stockholders, the holders of common and convertible preferred stock vote together as one class to elect one class of Directors.

Contractual Obligations:

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2006:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating leases	$13,438	$3,288	$4,524	$2,679	$2,947
Compensation agreements	2,460	770	1,090	600	-
Notes payable	1,454	137	1,311	6	-
Notes payable interest	214	127	87	-	-
Line of credit	13,616	13,616	-	-	-
Line of credit interest	1,089	1,089	-	-	-
Totals	$32,271	$19,027	$7,012	$3,285	$2,947

Notes payable carry a fixed interest percentage rate per annum, with the exception of a $750,000 note that accrues interest at the prime rate. “Notes payable interest” in the table assumes an average annual prime rate of 8.25%. The prime rate as of December 31, 2006 was 8.25%. See Note 6, Notes Payable, of the Financial Statements for the terms of these notes.

“Line of credit” in the table is shown as a less than one year obligation because the lending bank may demand payment at any time. The line of credit consists of a revolving credit line that bears interest at .25% below prime. “Line of credit interest” in the table assumes that the principal amount outstanding on the line is paid in full on December 31, 2007, that the principal amount to be repaid on that date will be $13,616,000 (which is the principal amount that was outstanding on December 31, 2006), and assumes that the average prime rate will be 8.25% in 2007. The prime rate was 8.25% as of December 31, 2006. See Note 5, Financing Arrangements, of the Financial Statements for the terms of the line of credit.

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

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest based on the prime rate less .25%, and the $750,000 note to Goldman Associates of NY, Inc. bears interest at the prime rate. A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flow for the year ended December 31, 2006 by approximately $115,113 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such do not expose pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon of Weiser LLP, appear herein. See Index to Consolidated Financial Statements, appearing on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and positions of the Registrant’s Directors and executive officers are listed below, along with a brief account of their business experience during the last five years. Officers are appointed annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders and from time to time at the pleasure of the Board. There are no family relationships among these Directors and officers, except for Melissa Goldman-Williams, who is the daughter of Michael Goldman, nor any arrangements or understandings between any Directors or officers and any other person pursuant to which any of such officers were selected as executive officers.

Name	Age	Position with the Company

Directors and Executive Officers:

E. Bruce Fredrikson	68	Director, Chairman of Audit Committee

Melissa Goldman-Williams	38	Director

Michael Goldman	68	Director, Chairman of the Board

Stuart H. Lubow	49	Director, Chairman of Nominating Committee

Ronald H. Miller	63	Director

William Pagano	67	Director and Chief Executive Officer of the Company and President of Universal

William Salek	45	Chief Financial Officer and Secretary of the Company and Vice President of Universal

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

Melissa Goldman-Williams

Melissa Goldman-Williams has been a Director of the Company since October 22, 2004. Mrs. Goldman-Williams has been the Chief Operating Officer of Goldman Associates of NY, Inc., an appliance distributor, since 1996, and is also a member of the Board of Directors of said company. Mrs. Goldman-Williams holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University. Previously, she was employed as an Environmental Consultant for a private consulting firm.

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006. Mr. Goldman has been the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of NY, Inc., an appliance distributor, since 1987. Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

Stuart H. Lubow

Stuart H. Lubow became a Director of the Company on May 11, 2006. Mr. Lubow is a founder, President and Chief Executive Officer of Community National Bank. Mr. Lubow was founder, President and Chief Executive Officer of Community State Bank from 1997 to 2003 and was the Executive Vice President and Chief Operating Officer of Garden State Bank until 1996. Mr. Lubow has been a banking executive for over 25 years. He is a past Chairman of the Community Bankers Association of New Jersey, as well as the former Chairman of the Teaneck Development Corporation. Mr. Lubow holds a B.A. in Accounting from Moravian College and has served as an instructor at the New York University School of Continuing Education.

Ronald H. Miller

Ronald H. Miller has been a Director of the Company since 1983. Mr. Miller holds a B.S. in Education from Ohio State University and a J.D. from Ohio State University. Mr. Miller has been engaged in the practice of law since 1969 and as a sole practitioner since 1988. Mr. Miller is an acting Judge of Auglaize County Municipal Court in the State of Ohio.

William Pagano

William Pagano has been the President of Universal since November 1998, and was appointed as a Director of the Company in February 2002, as President of the Company on October 27, 2005, and as Chief Executive Officer on April 17, 2006. Prior to November 1998 Mr. Pagano was engaged in the practice of law for 20 years. Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University. Mr. Pagano also holds a J.D. from Seton Hall University and is an attorney at law licensed in the State of New Jersey.

William Salek

William Salek has been the Vice President of Universal since June 1999 and was appointed as the Chief Financial Officer of the Company in October 2004 and Secretary of the Company in February 2005. Mr. Salek has been employed by Universal since 1983. Mr. Salek holds a B.S. in Accounting from Clarion University. Mr. Salek is a director of Educational Partnership for Instructing Children, Inc., a non-profit learning institute.

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2006 through December 31, 2006, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all employees, including all employees of the Company’s subsidiaries, as well as each member of the Company’s Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are E. Bruce Fredrikson and Ronald H. Miller. Phillip Siegel served on the Committee prior to his resignation as a Director on January 22, 2007. The Board of Directors had determined that it has two audit committee financial experts serving on the Audit Committee, Dr. Fredrikson and Ronald H. Miller. Both Dr. Fredrikson and Mr. Miller are independent Directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes and analyzes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Prior to June 13, 2006, our Board of Directors oversaw and administered our executive compensation program. The compensation committee currently oversees the design and administration of our executive compensation program.

The principal elements of our executive compensation program are base salary, annual incentive compensation award, stock options and other benefits and perquisites. Our other benefits and perquisites consist of automobile payments, related automobile costs, prescription benefits and reimbursement for Medicare payments. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

Compensation Program Objectives and Philosophy

The objectives of our compensation program are to:

a.	Attract, motivate and retain qualified and dedicated executive officers.

b.	Retain talented executives and motivate them to achieve business objectives that will enhance stockholder value.

c.	Provide our executive officers with cash incentives to further the interests of the Company and our stockholders.

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Board generally reviewed (and going forward the compensation committee will review) the individual contributions of the particular executive. The annual incentive compensation award for 2006 is determined by terms set forth in each executive officer’s employment agreement. In addition, stock options may be granted to provide the opportunity for long-term compensation based upon the performance of our stock over time.

The following is the compensation committee’s policy for persons who do not have employment agreements with the Company:

The compensation committee is responsible for determining the annual salary and incentive compensation awards, stock awards and other compensation of executive officers who do not have employment agreements as well as stock awards and other compensation of executive officers who have employment agreements. In its deliberations regarding compensation of executive officers, the compensation committee considers the following factors:

a.	Company performance, both separately and in relation to similar companies;

b.	The individual performance, experience and scope of responsibilities of each executive officer;

c.	Compensation and stock award information disclosed in the proxy statements of other companies;

d.	Historical compensation levels and stock awards at the Company;

e.	The overall competitive environment for executives and the level of compensation necessary to attract and retain executive talent; and

f.	The recommendations of management.

Compensation Process

Prior to June 13, 2006, our Board approved the compensation of our named executive officers, including the terms of their employment agreements. Going forward, for each of our named executive officers, the compensation committee will, in accordance with the terms and conditions of any then effective employment agreements, review and approve all elements of compensation taking into consideration recommendations from our chief executive officer (for compensation other than his own), as well as competitive market guidance provided at the request of the compensation committee.

The Company’s compensation program for executives consists of three elements:

a.	base salaries

b.	performance-based annual incentive compensation awards

c.	periodic grants of stock options

Base Salaries

The salaries for the executive officers are designed to retain qualified and dedicated executive officers. The compensation committee reviews salary recommendations made by the Company’s Chief Executive Officer (other than for executive officers covered by employment agreements), and evaluates individual responsibility levels, performance and length of service.

Annual Incentive Compensation Awards

Annual incentive compensation awards provide the Company with a means of rewarding performance based upon the attainment of corporate profitability during the year. Mr. Pagano and Mr. Salek, pursuant to their employment contracts, receive annual incentive compensation awards based upon a percentage of earnings of the Company’s subsidiaries. Mr. Pagano and Mr. Salek accrued an incentive compensation award of $260,109 and $30,958, respectively, for the year ended December 31, 2006.

Stock Options

Stock options may be granted to provide the opportunity for long-term compensation based upon the performance of our stock over time. During 2006, no stock options were granted to the Company’s employees, or the executive officers.

Employee Benefit and Health Plans

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions up to a maximum of 3% of employees’ qualified wages.

The Company makes available life and health insurance for full time employees. Both the Company and the employees contribute to the payment of this plan in accordance with a published schedule as described in the Company’s employment manual.

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal year ended December 31, 2006 to Bernard Korn, William Pagano and William Salek, the only named executive officers of the Company whose compensation exceeded $100,000.
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Bernard Korn*	2006	$200,000	-	$30,699	$230,699

William Pagano—Director and Chief	2006	$200,000	$260,109	-	$460,109
Executive Officer of the Company and President of Universal

William Salek—Chief Financial Officer and Secretary of the Company and Vice President of Universal	2006	$120,000	$30,958	-	$150,958

*Mr. Korn resigned as Director, Chairman of the Board, and Chief Executive Officer of the Company on April 17, 2006. Currently, Mr. Korn is a non-executive employee of the Company.

Mr. Korn’s all other compensation consists of $11,962 in automobile lease payments, $3,990 in automobile related costs, $7,289 in prescription coverage for Mr. Korn and his wife, and $7,458 in Medicare reimbursements.

During the fiscal years ended 2006, 2005 and 2004, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Korn was the Chairman of the Board, Director and Chief Executive Officer of the Company until his resignation as such on April 17, 2006. Mr. Pagano was the President and a Director of the Company for 2005 and was appointed Chief Executive Officer on April 17, 2006. Mr. Salek is the Chief Financial Officer and Secretary of the Company.

Bernard Korn

Concurrently with Mr. Korn’s sale of 426,743 shares of common stock and his resignation as Chief Executive Officer, Director and Chairman of the Board on April 17, 2006, the Company entered into an employment agreement with Bernard Korn that cancelled and superseded a prior employment agreement.

Mr. Korn’s employment under the new agreement is to end on December 31, 2010. Mr. Korn is required to perform duties that are reasonably assigned to him with his approval that he may not unreasonably withhold. Until December 31, 2008, he is required to devote his best efforts and significant time to his duties. During the balance of the term, Mr. Korn is required to devote reasonable efforts, consistent with his personal and business commitments, to the performance of his duties. The agreement provides for a salary of $200,000 per year, reduced by any amounts payable to Mr. Korn for loss of earnings or the like under any insurance plan or policy the premiums for which are paid for in their entirety by the Company, and designated fringe benefits. The agreement contains confidentiality and non-compete provisions.

The agreement provides that until May 31, 2008, Mr. Korn may not without the prior written consent of the Company (i) knowingly sell any of the Company’s securities to a 5% shareholder (as defined), or to a person who as a result of such sale would become a 5% shareholder, unless such person first enters into a standstill agreement in favor of the Company, (ii) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (iii) propose to enter into any merger, consolidation, recapitalization, business combination or other similar transaction involving the Company or any of its affiliates, (iv) make, or in any way participate in any solicitation of proxies to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates, (v) form, join or in any way participate in a group (as defined) in connection with any of the foregoing or (vi) advise, assist or encourage any other persons in connection with the foregoing.

See “Potential Payments Upon Termination or Change in Control” below for a discussion relating to payments payable to Mr. Korn upon termination or upon a change in control.

William Pagano

Mr. Pagano was appointed the Chief Executive Officer of the Company after Mr. Korn’s resignation on April 17, 2006.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company (“Universal”), and Mr. Pagano entered into an employment agreement dated as of June 25, 1999, as amended by Amendment No. 1 dated as of October 29, 2002, as further amended by Amendment No. 2 dated as of June 15, 2005, and as further amended by Amendment No. 3 dated as of March 12, 2007, pursuant to which the Company employed Mr. Pagano as President of Universal. The amended employment agreement provides for (i) a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. The amended employment agreement contains confidentiality and non-compete provisions and expires on December 31, 2010.

For the calendar year 2005 and for each of the calendar years 2006 through 2010, Mr. Pagano shall receive, as incentive compensation, a percentage of the Incentive Compensation Base. Incentive Compensation Base shall mean the Universal’s net earnings (as determined by the Company, Universal’s parent) which are included in the Company’s consolidated audited financial statements, plus the amount of any deductions from net earnings which are made in such statements for (i) interest paid or accrued in connection with the acquisition of the Universal, (ii) Federal income taxes, (iii) parent company management fees or allocation of overhead from the parent company either paid or accrued and (iv) incentive compensation under this Agreement. Earnings of businesses acquired by Universal shall be included in determining incentive compensation base. Incentive compensation will be paid within 30 days following receipt by Universal of the Independent Accountant’s report for the year involved and said report shall be binding and conclusive on the calculation of net earnings and incentive compensation. Incentive compensation for any year beginning in 2005 shall in no event exceed two times Mr. Pagano’s base compensation for such year.

Portion of Incentive Compensation Base			Additional Compensation Percentages

Up to		$250,000	8%
$251,000	to	$500,000	9%
$501,000	to	$750,000	10%
$751,000	to	$1,000,000	11%
$1,001,000		And over	12%

For the fiscal year ending December 31, 2006 the incentive compensation base was $2,422,225 and the additional compensation was computed as follows:

Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$250,000	at 8%	$20,000
$250,000	at 9%	$22,500
$250,000	at 10%	$25,000
$250,000	at 11%	$27,500
$1,375,908	at 12%	$165,109
$2,375,908		$260,109

Total incentive compensation for the fiscal year ended December 31, 2006 was $260,109.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL or American for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

William Salek

Effective January 1, 2005, Mr. Salek is employed pursuant to an employment agreement expiring on December 31, 2007 at a compensation of $120,000 per annum. The agreement also provides for additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries.

For each of the calendar years 2005 through 2007, Mr. Salek shall receive, as incentive compensation, a percentage of the Incentive Compensation Base. Incentive Compensation Base shall mean the Universal’s net earnings (as determined by the Company, Universal’s parent) which are included in the Company’s consolidated audited financial statements, plus the amount of any deductions from net earnings which are made in such statements for (i) interest paid or accrued in connection with the acquisition of the Universal, (ii) Federal income taxes, (iii) parent company management fees or allocation of overhead from the parent company either paid or accrued and (iv) incentive compensation under this Agreement. Earnings of businesses acquired by Universal shall be included in determining incentive compensation base. Incentive compensation will be paid within 30 days following receipt by Universal of the Independent Accountant’s report for the year involved and said report shall be binding and conclusive on the calculation of net earnings and incentive compensation.

Portion of Incentive Compensation Base			Additional Compensation Percentages

Up to		$250,000.25%
$251,000	to	$500,000.50%
$501,000	to	$750,000.75%
$751,000	to	$1,000,000	1.00%
$1,001,000	to	$1,250,000	1.25%
$1,251,000	to	$1,500,000	1.50%
$1,501,000	to	$1,750,000	1.75%
$1,751,000	to	$2,000,000	2.00%
$2,001,000		And over	2.25%

For the fiscal year ending December 31, 2006 the incentive compensation base was $2,422,225 and the additional compensation was computed as follows:

Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$250,000.25%		$625
$250,000.50%		$1,250
$250,000.75%		$1,875
$250,000	1.00%	$2,500
$250,000	1.25%	$3,125
$250,000	1.50%	$3,750
$250,000	1.75%	$4,375
$250,000	2.00%	$5,000
$375,908	2.25%	$8,458
$2,375,908		$30,958

Total incentive compensation for the fiscal year ended December 31, 2006 was $30,958.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information about equity awards outstanding as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date

Bernard Korn	52,000	$ 0.25	February 11, 2013

On January 2, 2007 Bernard Korn obtained 52,000 shares of common stock by exercising 52,000 outstanding stock options. Following said transaction, there are no equity awards outstanding for the named executive officers.

Potential Payments Upon Termination or Change In Control

Assuming the employment of each of our named executive officers were to be terminated on December 31, 2006 without cause, by death or by change in control, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the table below:

	Severance pay for termination without cause	Termination by death	Change of control

Bernard Korn
$800,000 lump sum payment equal to the four total remaining $200,000 payments payable to Mr. Korn under his employment agreement ; commencing 30 days after demand therefor, interest accrues on such lump sum obligation at the annual rate of 10% per annum and is payable on demand.
		Mr. Korn’s widow shall be entitled to the following two payments: (1) $5,000 lump sum tax-free death benefit and (2) $200,000 payable not less frequently than in bi-weekly installments.	None.*

William Pagano	None.	None.	None.

William Salek	None.	None.	None.

* If a change in control, as defined below, shall occur at any time from and after January 1, 2009, then the Company shall pay Mr. Korn in a lump sum, and without present value discount, the entire aggregate amount which would have been payable by the Company to Mr. Korn had Mr. Korn been employed for the entire term. Commencing thirty days after demand therefore, interest shall accrue on such lump sum obligation at the annual rate if 10% per annum and shall be payable on demand.

A“change of control” shall be deemed to have occurred if the stockholders of the Company approve a merger of the Company, or a plan of complete liquidation of the Company, or an agreement for the sale or disposition by the Company of all or substantially all of its assets, or any other business combination of the Company with any other corporation, other than any such merger or business combination which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or business combination.

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total

E. Bruce Fredrikson	$19,500	$17,804	-	$37,304

Melissa Goldman-Williams	$12,000	-	-	$12,000

Michael Goldman	$12,000	-	-	$12,000

William Koon	$6,000	-	$3,000	$9,000

Stuart H. Lubow	$7,681	$17,804	-	$25,485

Ronald H. Miller	$12,000	$17,804	-	$29,804

Jack Rose	$6,000	-	$3,000	$9,000

Phillip Siegel	$7,681	-	-	$7,681

Carl Sussman	$6,000	-	$3,000	$9,000

Members of the Board of Directors, other than those employed by the Company, received a fee of $12,000 annually consisting of an annual retainer of $8,000 and a fee of $1,000 for each meeting of the Board, limited to $4,000 per annum payable in advance in four equally quarterly installments.

Additionally, effective April 1, 2006, E. Bruce Fredrikson’s annual retainer fee for serving as a Director and Chairman of the Audit Committee increased from $8,000 to $18,000. The fee is payable in $4,500 installments in advance of each quarter.

Members of the Board of Directors receive no fees if they are employed by the Company.

On December 6, 2006, the Company granted ten-year options to purchase 25,000 shares of common stock at an exercise price of $1.85 per share to each of the following Directors: E. Bruce Fredrikson, Stuart H. Lubow, Ronald H. Miller and Phillip Siegel. The option to each Director was immediately vested for 10,000 shares and will vest for 5,000 additional shares on each of the first three anniversaries of the Grant Date if the optionee then continues as a Director. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On January 22, 2007, Phillip Siegel resigned as a Director and his 5,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he has sixty days from the date of his resignation to exercise his 10,000 vested options. Prior to his resignation as Director, Mr. Siegel served as Chairman of the Compensation Committee and as a member of the Audit and Nominating Committees.

Messrs. Koon, Rose and Sussman resigned as Directors of the Company on April 17, 2006 and each received other compensation in the amount of $3,000 for and in consideration of their duties and service to the Company.

Compensation Committee Interlocks and Insider Participation

The Company did not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions until June 13, 2006. Prior to this date, decisions regarding compensation of named executive officers of the Company were made by the Board of Directors. Two of the company’s executive officers, Bernard Korn and William Pagano, were Directors of the Company. Mr. Korn was the Chairman of the Board and Chief Executive Officer of the Company until his resignation as Chief Executive Officer, Director and Chairman of the Board on April 17, 2006. Until June 13, 2006, each of these individuals participated in deliberations of the Board during the fiscal year ended December 31, 2006 concerning named executive officer compensation, except that they abstained from deliberations and voting regarding their own compensation.

On June 13, 2006, the Board of Directors appointed Phillip Siegel as Chairman of the Compensation Committee and E. Bruce Fredrikson and Stuart H. Lubow to serve on the Compensation Committee. On August 8, 2006 the Board of Directors adopted a Compensation Committee Charter.

Compensation Committee Report

The following report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission. Phillip Siegel resigned as a Director on January 22, 2007, has not served on the Compensation Committee since that date, and did not participate in these recommendations.

Members of the Compensation Committee

E. Bruce Fredrikson

Stuart H. Lubow

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2007, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of named executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class	Amount and Nature of Beneficial Ownership*		Percent of Class

Officers and Directors***:

E. Bruce Fredrikson	16,000	(1)	**	500	(1)	**

Melissa Goldman-Williams	5,400		**	0		**

Michael Goldman	1,282,255	(2)	26.74%	0		**

Stuart H. Lubow	10,000	(3)	**	0		**

Ronald H. Miller	11,054	(4)	**	0		**

William Pagano	767,973	(5)	16.41%	0		**

William Salek	61,667	(6)	1.32%	0		**

All Officers and Directors as a Group:	2,154,349		44.19%	500		**

Holders of over 5% of a class of stock who are not Officers or Directors:

Rita C. Folger	578,719	(7)	12.37%	0		**

Goldman Associates of NY, Inc.	1,099,255	(8)	22.92%	0		**

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

*** William Koon, Bernard Korn, Jack Rose and Carl Sussman resigned as Directors of the Company on April 17, 2006 and their beneficial ownership as of said date consisted of -0-, 202,512, 122,668 and 49,607 shares of Common Stock, respectively. On January 22, 2007, Phillip Siegel resigned as a Director and his 10,000 shares of Common Stock issuable upon exercise of his options expire sixty days after his resignation. Each of Messrs. Koon, Sussman and Siegel’s beneficial ownership represent less than one percent of the Company’s outstanding securities. Each of Messrs. Korn and Rose’s beneficial ownership represented 4.37% and 2.68%, respectively, of the Company’s outstanding securities.

(1) E. Bruce Fredrikson’s beneficial ownership consists of 6,000 shares of Common Stock, 10,000 shares of Common Stock issuable upon exercise of his options, and 500 shares of Common Stock issuable at any time upon conversion of 500 shares of Convertible Preferred Stock.

(2) Michael Goldman is the President and majority shareholder of Goldman Associates of NY, Inc. ("Goldman Associates"). Goldman Associates is the owner of 949,255 shares of Common Stock ("Goldman Shares") and warrants ("Warrants") to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share. The Warrants are exercisable at any time prior to their expiration on December 31, 2008. Mr. Goldman is the owner of 183,000 shares of Common Stock and the beneficial owner of the Warrants and the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates of New York, Inc. and Michael Goldman disclaim beneficial ownership. Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(3) Stuart H. Lubow’s beneficial ownership consists of 10,000 shares of Common Stock issuable upon exercise of his options.

(4) Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 10,000 shares of Common Stock issuable upon exercise of his options.

(5) William Pagano’s beneficial ownership consists of 734,640 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6) William Salek’s beneficial ownership consists of 45,000 shares of Common Stock and 16,667 shares of Common Stock issuable upon conversion of a $50,000 Convertible Note at a conversion price of $3 per share.

(7) Rita C. Folger’s beneficial ownership consists of 545,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and since January 1, 2006 have been employed by the Company as, respectively, Vice President-Chief Legal Counsel and Assistant Vice President-Legal. Mr. Folger’s beneficial ownership consists of 5,000 shares of Common Stock issuable at any time upon exercise of his options. Mr. Folger disclaims beneficial ownership of his wife’s shares, and Mrs. Folger disclaims beneficial ownership of her husband’s shares.

(8) The beneficial ownership of Goldman Associates of NY, Inc. consists of 949,255 shares of Common Stock and 150,000 warrants to purchase 150,000 shares of Common Stock, at an exercise price of $3.00 per share. See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policies and Procedures

Policy

It is the policy of the Board of Directors of Colonial Commercial Corp. (the "Company") that all Interested Transactions with Related Parties, as those terms are defined in this policy, shall be subject to approval or ratification in accordance with the procedures set forth below.

Procedures

The Board of Directors of the Company, or, if directed by the Board of Directors, the Audit Committee or any other independent committee appointed by the Board of Directors, shall review the material facts of all Interested Transactions that require the Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, subject to the exceptions described below. If advance Board or committee approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Board or committee determines it to be appropriate, ratified at the Board’s or committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Board or committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

The Board of Directors and the Audit Committee have reviewed the Interested Transactions described below in "Standing Pre-Approval for Certain Interested Transactions" and determined that each of the Interested Transactions described therein shall be deemed to be pre-approved or ratified (as applicable) by the Board and the Audit Committee under the terms of this policy.

No Director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the Director shall provide all material information concerning the Interested Transaction to the Board or the committee.

If an Interested Transaction will be ongoing, the Board may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Board, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with these guidelines and that the Interested Transaction remains appropriate.

Definitions

An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

A “Related Party” is any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, Director or nominee for election as a Director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions

The Board and the Audit Committee have reviewed the types of Interested Transactions described below and determined that each of the following Interested Transactions shall be deemed to be pre-approved by the Committee, even if the aggregate amount involved will exceed $120,000.

1.	Employment of executive officers. Any employment by the Company of an executive officer of the Company if:

a.
the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s ("SEC’s") compensation disclosure requirements (generally applicable to "named executive officers"); or

b.
the executive officer is not an immediate family member of another executive officer or Director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a "named executive officer", and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation.

2.
Director compensation. Any compensation paid to a Director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

3.
Certain transactions with other companies. Any transaction with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), Director or beneficial owner of less than 10% of that company’s shares;

4.
Transactions where all shareholders receive proportional benefits. Any transaction where the Related Person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends);

5.	Transactions involving competitive bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

Certain Relationships and Related Transactions

A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $224,885 during the year ended December 31, 2006. The Company owes Mr. Hildebrandt $110,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt. Mr. Hildebrandt served as a Director from July 2004 to January 2005.

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

Each of Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger has agreed that until May 31, 2008 he or she will not purchase any stock of the Company without written consent from the Company and that he or she will not sell any stock to any person if the sale would create a new 5% shareholder within the meaning of Internal Revenue Code Section 382 unless the buyer first enters into a similar standstill agreement.

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

Mr. Pagano, Mr. Salek, Mrs. Folger and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

On September 5, 2006, the Company was appointed a non-exclusive distributor of Speed Queen home laundry equipment in the New York metropolitan area, and in portions of Connecticut, Delaware and Eastern Pennsylvania. The Company succeeded Goldman Associates of New York, Inc. in this distributorship and, on August 31, 2006, purchased Goldman Associates’ Speed Queen accounts receivable, inventory and related assets at book value for $149,625. Goldman Associates is a private Company controlled by Michael Goldman who is the Chairman of Colonial. The Company also established a “Goldman Universal” division to distribute the Speed Queen home laundry system line and other appliances.

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expired September 2008, subject to renewal options, and provided for a current aggregate annual rent of $133,500. Pioneer is the landlord under the Lease pursuant to an assignment and assumption agreement dated April 12, 2005.

On February 21, 2007, the Lease was further amended by a Third Modification of Lease Agreement to provide, among other things, for 25,947 square feet of the leased premises, a net increase of 14,443 square feet, for $245,844 total annual fixed rent, an increase of $106,740 per annum. The effectiveness of the Third Modification of Lease Agreement commences on the date of issuance of a certificate of occupancy for the Premises that are currently undergoing reconstruction. The term of the lease expires on March 31, 2017, subject to two five-year renewal options.

Additionally, on February 21, 2007, Pioneer granted the Company an option (“Option”) to purchase the Premises for (i) an exercise price equal to Pioneer’s total financial investment in the Premises through the date of exercise and (ii) the release of Mr. Pagano (and any other guarantors) from guaranties of mortgage loans secured by the Premises. The Option expires on July 31, 2007.

William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer. Oscar Folger and Jeffrey Folger are the Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively. The Company paid Pioneer Realty Holdings, LLC $137,239 in rent during the year ended December 31, 2006.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to the Oscar Folger’s law firm for the years ended 2006, 2005 and 2004 were $89,826, $79,973 and $71,115, respectively. Jeffrey Folger is an associate of Oscar Folger’s law firm. Additionally, in 2006, $12,000 was paid to each Oscar and Jeffrey Folger as part time employees of the Company.

The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Director Independence

The Board of Directors is comprised of six members, of which three are classified as “independent” as defined in the NASDAQ Stock Marketplace Rule 4200. The three independent Directors are E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller.

Item 14. Principal Accountant Fees And Services

Audit Fees

Audit fees for 2006 and 2005 were $207,500 and $227,385, respectively. All services provided by independent accountants were approved by the audit committee. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Weiser LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from Weiser in 2006 and 2005. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

The Company did not incur tax fees from Weiser in 2006 and 2005. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2006 and 2005, other than the service reported above.

The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a). In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8. Index to Financial Statements

(2)	Financial Statement Schedules. See F-1 through F-28, attached

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit	Exhibit Name	Filed Herewith	Form	Date Filed With SEC	Incorporated By Reference From Exhibit

3.01	Restated Certificate of Incorporation of Registrant dated January 6, 1983		10-K	03-30-06	3.01
(a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986		10-K	03-30-06	3.01(a)
(b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988		10-K	03-30-06	3.01(b)
(c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(c)
(d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(d)
(e)	Certificate of Amendment of the Certificate of Incorporation dated September 29, 2006		10-Q	11-13-06	3.01

3.02	By-Laws of Registrant		10-K	03-30-06	3.02
(a)	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01	Specimen of Common Stock Certificate	10-K	03-30-06	4.01

4.02	Specimen of Convertible Preferred Stock Certificate	10-K	03-30-06	4.02

10.01	Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-KSB	03-31-98	10(a)
(a)	Amendment Number 1 dated April 1, 1999 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	04-11-01	10(a)(i)
(b)	Amendment Number 2 dated April 1, 2000 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	04-11-01	10(a)(ii)
(c)	Amendment Number 3 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	11-18-03	10(a)(iii)
(d)	Amendment Number 4 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	11-18-03	10(a)(iv)
(e)	Amendment Number 5 dated May 17, 2004 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	03-30-06	10.01(e)
(f)	Employment Agreement dated April 17, 2006 between Registrant and Bernard Korn	8-K	04-21-06	10.01

10.02	Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	07-09-99	10(a)(iii)
(a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	11-02-05	10.02
(b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	06-20-05	99.1
(c)	Amendment Number 3 dated as of March 12, 2007 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	03-12-07	10.04

10.03	Employment Agreement dated June 25, 1999 between Universal Supply Group, Inc. and William Salek	10-K	03-30-06	10.03
(a)	Amended and Restated Employment Agreement dated as of January 20, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Salek	8-K	01-20-05	10.01

10.04	1996 Stock Option Plan	S-8	10-02-97	28B

10.05	2006 Stock Plan	10-Q	11-13-06	10.01
(a)	Form of stock option grant letter	8-K	12-06-06	10.01

10.06	Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.	10-KSB	03-30-99	10(g)
(a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999	8-K	07-09-99	10(a)(ii)
(b)	Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	8-K	07-09-99	10(a)(iv)
(c)	Demand Note dated June 24, 1999 between LaSalle Bank National Association and Colonial Commercial Sub Corp.	8-K	07-09-99	10(a)(v)
(d)	Guaranty of All Liabilities and Security Agreement of Colonial Commercial Sub Corp. by Colonial Commercial Corp. to LaSalle Bank National Association dated June 24, 1999	8-K	07-09-99	10(a)(vi)
(e)	Waiver and Tenth Amendment dated November 21, 2002 to the Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	10-K	11-18-03	10(e)(vi)
(f)	Securities Pledge Agreement dated November 21, 2002 made by the Registrant in favor of LaSalle Bank National Association, re: Universal Supply Group, Inc.	10-K	11-18-03	(10)(e)(vii)

10.07	Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
(a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.	10-Q	08-16-04	10.1
(b)	First Amendment to the Credit Security Agreement dated May 11, 2006	8-K	06-27-06	10.02

10.08	Certain documents related to Well-Bilt Steel Products, Inc.:
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

10.09
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
		10-K	11-18-03	10(g)

10.10	Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.11	Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.10

10.12	Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.11

10.13	Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(b)	Convertible Note Payable	10-Q	08-16-04	4.2

10.14	Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(a)	Private Placement Agreement	10-Q	08-16-04	4.4
(b)	Secured Note	10-Q	08-16-04	4.5
(c)	Warrant	10-Q	08-16-04	4.6

10.15
Asset Purchase Agreement dated September 5, 2003 for the purchase of certain assets, subject to certain liabilities of The RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
		8-K	10-15-03	10(a)(i)

10.16	RAL Closing Statement dated September 30, 2003	8-K	10-15-03	10(a)(ii)

10.17	Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.04
(a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.05
(b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.06
(c)	Third Modification of Lease Agreement dated February 21, 2007 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	02-23-07	10.04
(d)	Option Agreement by and between Pioneer Realty Holdings, LLC and Colonial Commercial Corp., dated as of February 21, 2007.		8-K	02-23-07	10.05

10.18	Offer to Purchase Odd Lot Shares and Letter of Transmittal dated August 16, 2005		8-K	08-18-05	10.01

11.01	Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01	Code of Ethics		10-K	04-15-05	14

21.01	Subsidiaries of Registrant	Yes

23.01	Consent of Registered Independent Public Accounting Firm—Weiser, LLP	Yes

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

99.01	Affidavit dated January 28, 2002 in support of Atlantic Hardware & Supply Corporation’s Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code		10-K	11-18-03	99.1

99.02	Dismissal of Atlantic Hardware & Supply Corporation’s Petition for Relief by the U.S. Bankruptcy Court for the Eastern District of New York dated May 18, 2005		10-K	03-30-06	99.02

 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS

Page

Report of Independent Registered Public Accounting Firm: Weiser LLP	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31,2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II - Valuation and Qualifying Accounts	F-28

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Colonial Commercial Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2006, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Weiser LLP

New York, NY

March 22, 2007

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2006	December 31, 2005

Assets
Current assets:
Cash	$482,251	$613,456
Accounts receivable, net of allowance for doubtful accounts of $212,043 in 2006 and $185,971 in 2005	9,069,301	8,489,717
Inventory	13,111,488	12,214,261
Prepaid expenses and other current assets	1,057,099	1,066,658
Deferred tax asset - current portion	420,000	637,500
Total current assets	24,140,139	23,021,592
Property and equipment	1,512,666	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	3,500	11,334
Other assets - noncurrent	202,177	135,832
Deferred tax asset - noncurrent	1,288,500	1,071,000
	$28,775,115	$27,537,375
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$4,719,160	$5,991,946
Accrued liabilities	1,975,175	2,047,159
Income taxes payable	1,630	12,772
Borrowings under credit facility - revolving credit	13,615,696	11,183,008
Borrowings under credit facility - term loan/overadvance	-	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	136,539	165,112
Total current liabilities	20,448,200	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,008,125 in 2006 and $1,000,625 in 2005	1,317,394	1,400,834
Total liabilities	21,765,594	21,363,808

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,337,500 in 2006 and $2,423,605 in 2005	23,375	24,236
Common stock, $.05 par value, 20,000,000 shares authorized, 4,593,680 in 2006 and 4,544,459 in 2005 shares issued and outstanding	229,684	227,223
Additional paid-in capital	10,707,791	10,626,859
Accumulated deficit	(3,951,329)	(4,704,751)
Total stockholders' equity	7,009,521	6,173,567
	$28,775,115	$27,537,375

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Sales	$71,494,652	$66,690,945	$61,454,128
Cost of sales	50,119,796	46,507,769	43,069,981
Gross profit	21,374,856	20,183,176	18,384,147

Selling, general and administrative expenses, net	19,420,124	17,782,752	16,666,335
Operating income	1,954,732	2,400,424	1,717,812

Other income	277,866	272,597	320,359

Interest expense, net; includes related party interest of $104,485 in 2006, $94,703 in 2005 and $45,007 in 2004	(1,354,785)	(1,044,454)	(875,683)
Income from operations before income tax expense (benefit)	877,813	1,628,567	1,162,488

Income tax expense (benefit)	124,391	(487,064)	(498,668)
Net income	$753,422	$2,115,631	$1,661,156

Income per common share:
Basic	$0.16	$0.49	$0.49
Diluted	$0.14	$0.40	$0.36

Weighted average shares outstanding:
Basic	4,579,129	4,295,697	3,403,152
Diluted	5,300,646	5,293,114	4,587,966

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006, 2005, and 2004

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2003	1,466,792	2,403,318	$73,340	$120,166	$9,259,013	$(8,481,538)	$970,981

Net income			-	-	-	1,661,156	1,661,156
Stock-based compensation			-	-	62,025	-	62,025
Conversion of shares of preferred stock to common stock	(83,623)	83,623	(4,181)	4,181	-	-	-
Retirement of preferred stock	(592,730)	-	(29,637)	-	(326,002)	-	(355,639)
Issuance of common stock	-	1,620,000	-	81,000	1,554,000	-	1,635,000
Options exercised	-	51,500	-	2,575	10,300	-	12,875
Warrant value	-	-	-	-	187,500	-	187,500
Balance at December 31, 2004	790,439	4,158,441	39,522	207,922	10,746,836	(6,820,382)	4,173,898

Net income			-	-	-	2,115,631	2,115,631
Stock-based compensation			-	-	(74,450)	-	(74,450)
Conversion of shares of preferred stock to common stock	(298,018)	298,018	(14,901)	14,901	-	-	-
Retirement of preferred stock	(7,700)	-	(385)	-	(15,015)	-	(15,400)
Options exercised	-	88,000	-	4,400	17,600	-	22,000
Tax effect of options exercised	-	-	-	-	(48,112)	-	(48,112)
Balance at December 31, 2005	484,721	4,544,459	24,236	227,223	10,626,859	(4,704,751)	6,173,567

Net income			-	-	-	753,422	753,422
Conversion of shares of preferred stock to common stock	(17,221)	17,221	(861)	861	-	-	-
Options exercised	-	32,000	-	1,600	6,400	-	8,000
Options issued	-	-	-	-	53,412	-	53,412
Tax effect of options exercised	-	-	-	-	21,120	-	21,120
Balance at December 31, 2006	467,500	4,593,680	$23,375	$229,684	$10,707,791	$(3,951,329)	$7,009,521

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$753,422	$2,115,631	$1,661,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	-	(641,500)	(645,600)
Stock-based compensation	53,412	(74,450)	62,025
Provision for doubtful accounts	191,357	101,724	225,183
Depreciation	457,322	387,719	366,223
Amortization of intangibles	7,834	16,166	26,667
Accretion of debt discount	37,500	37,500	15,625
Tax effect of options exercised	21,120	(48,112)	-
Changes in operating assets and liabilities
Accounts receivable	(701,615)	(816,853)	(1,745,871)
Inventory	(805,048)	(1,211,947)	(1,219,492)
Prepaid expenses and other current assets	(2,321)	(200,926)	(245,054)
Other assets - noncurrent	(66,345)	47,351	(183,183)
Trade payables	(1,272,786)	1,270,156	(574,089)
Accrued liabilities	(71,984)	303,153	230,428
Income taxes payable	(11,142)	(23,544)	(139,298)
Net cash (used in) provided by operating activities	(1,409,274)	1,262,068	(2,165,280)

Cash flows from investing activities:
Additions to property and equipment	(300,504)	(401,054)	(507,241)
Acquisition of Speed Queen assets from Goldman Associates of NY, Inc.	(149,625)	-	-
Net cash used in investing activities	(450,129)	(401,054)	(507,241)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	8,000	22,000	1,647,875
Retirement of preferred stock	-	(15,400)	(355,639)
Repayments of notes payable: includes related party repayments of $60,389 in 2006, $48,091 in 2005 and $30,000 in 2004.	(162,586)	(141,292)	(105,883)
Issuance of notes payable: includes related party notes of $0.00 in 2006, $48,480 in 2005 and $1,075,000 in 2004.	13,073	155,699	1,173,392
Issuance of warrants	-	-	187,500
Repayments under credit facility - term loan/overadvance	(562,977)	(1,103,690)	(572,333)
Borrowings under credit facility - revolving credit	2,432,688	524,466	665,512
Net cash provided by (used in) financing activities	1,728,198	(558,217)	2,640,424
(Decrease) increase in cash	(131,205)	302,797	(32,097)
Cash - beginning of period	613,456	310,659	342,756
Cash - end of period	$482,251	$613,456	$310,659

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies and Practices

(a) Description of Business

Colonial Commercial Corp. (“Colonial”), through its operating Subsidiaries, Universal Supply Group, Inc. (“Universal”), RAL Supply Group, Inc. (“RAL”) and American/Universal Supply Inc. (“American”) (together, the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC), climate control products, plumbing fixtures and supplies and appliances to building contractors and other users, which the Company considers its only industry segment. The Company’s products are marketed primarily to HVAC contractors, which, in turn, sell such products to residential and commercial/industrial customers. The Company’s customers are located in the United States, primarily New Jersey, New York and portions of eastern Pennsylvania. The Company has no long term agreement with any customer. The Company deals with its customers on a purchase order by purchase order basis. The Company has no assured stability in its customer base. The Company has no material long term agreements with any supplier. Certain supplier agreements limit the sale of competitive products in designated markets that the Company serves.

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

(d) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2006 and 2005.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(f) Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods. Cost is determined using the first-in, first-out method.

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses. Such costs were $431,780, $421,248 and $325,109 for the years ended December 31, 2006, 2005 and 2004, respectively.

(g) Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Automobiles	3-5 years
Showroom fixtures and displays	3 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

(h) Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their remaining useful lives. The Company has determined Universal and RAL are reporting units.

(i) Stock Options

Prior to January 1, 2006, the Company used the intrinsic-value method of accounting for stock-based awards granted to employees. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the following table presents the effect on net income and net income per share, had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”.

On January 1, 2006, the Company adopted the modified prospective application method of SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the first period after December 31, 2005.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004
Net income, as reported	$2,115,631	$1,661,156

Add: Stock-based compensation related to option repricing	(74,450)	62,025

Pro forma	$2,041,181	$1,723,181

Basic net income per common share
As reported	$.49	$.49
Pro forma	$.48	$.51

Diluted net income per common share
As reported	$.40	$.36
Pro forma	$.39	$.38

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

2. Business Acquisitions and Discontinued Operations

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2006	2005
Computer hardware and software	$1,040,441	$884,011
Furniture and fixtures	91,558	85,180
Leasehold improvements	1,410,425	1,361,620
Showroom fixtures and displays	79,606	0
Automobiles	550,829	560,484
	3,172,859	2,891,295
Less accumulated depreciation and amortization	1,660,193	1,221,811
	$1,512,666	$1,669,484

4. Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)

Covenants Not to Compete	$241,667	$(238,167)	$3,500	$241,667	$(230,333)	$11,334	5

Amortization expense amounted to $7,834, $16,166 and $26,667 for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated Amortization Expense:

For the Years Ended December 31,
2007	$2,000
2008	1,500
$3,500

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

5. Financing Arrangements

The Company has a total secured loan facility of $15,000,000 pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”) consisting of a revolving line of credit including a $2,000,000 two-year term loan. Final payment of the term loan was made in July of 2006. The revolving credit line bears interest at .25% below prime, and the term loan bore interest at .50% above prime. On May 11, 2006 the Company received a $500,000 overadvance, payable in equal installments of $12,500 each business day commencing July 11, 2006. The overadvance was paid in full on September 5, 2006. Effective June 23, 2006, the Agreement was amended to extend the maturity date from August 1, 2009 to August 1, 2010. The facility consists of a $15,000,000 revolving line of credit which expires on August 1, 2010. The Company has standby letters of credit which expire on July 31, 2007 and September 1, 2007, that reduce the credit facility by $300,000 and $100,000, respectively, and additional reserves determined by the bank that reduce the credit facility by $100,000. Availability under the revolving credit line is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves, and was $142,216 as of December 31, 2006. The balance outstanding under the revolving line of credit was $13,615,696 as of December 31, 2006. The interest rate on the revolving credit facility, as of December 31, 2006 was 8.0%.

Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities, and capital expenditures. The Company must maintain a tangible net worth of approximately $3.8 million for the fiscal year ending December 31, 2006. In addition, the Company is required to maintain certain levels of net income and cash flows, as defined in the agreement. All loans are due on demand by the bank, and accordingly, have been classified as current liabilities. In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL or American for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Business Credit, Inc. unless a waiver is obtained.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

6. Notes Payable

Notes payable consist of the following at December 31:
	2006	2005
Various term notes payable, (collateralized by the equipment purchased) with aggregate monthly principal and interest installments of $6,378 and $8,760 for 2006 and 2005, respectively, bearing interest between .9% to 5.9%*	$155,808	$245,321

Subordinated term note payable to a private individual, $30,000 annual principal payment, interest at 9% payable monthly.**	60,000	90,000

Subordinated term note payable to an investment company, $30,000 annual principal payments, interest at 9% payable monthly.	60,000	90,000

Term notes payable to private investors, subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes are convertible into 175,000 shares of common stock at $3.00 per share during the term of the notes.***	525,000	525,000

Term note payable of $750,000 to a corporation, subordinated secured note payable, bearing interest at the prime rate and payable quarterly, principal payable on June 30, 2008 and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring June 30, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount is being accreted over the term of the note as additional interest expense. The Company recorded $37,500 and $37,500 in interest expense during 2006 and 2005, respectively, related to the warrant.****
	653,125	615,625
	1,453,933	1,565,946
Less current installments	136,539	165,112
	$1,317,394	$1,400,834

*Included in 2005 in the above term note payable is $30,389 bearing interest at 9% to a company owned by Paul Hildebrandt, who is a related party.

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

Maturities of notes payable are as follows:

2007	$136,539
2008	1,033,384
2009	277,991
2010	6,019
$1,453,933

7. Capital Stock

Each share of the Company’s convertible preferred stock is convertible into one share of the Company’s common stock. Convertible preferred stockholders will be entitled to a dividend, based upon a formula, when and if any dividends are declared on the Company’s common stock. The convertible preferred stock is redeemable, at the option of the Company, at $7.50 per share. The shares contain a liquidation preference provision entitling the holder to receive payments equaling $5.00 per share.

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding. There are currently less than 600,000 shares of convertible preferred stock outstanding. The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding. As of December 31, 2006, the number of preferred shares outstanding was 467,500; accordingly, the Board of Directors to be elected at the 2007 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2006, there were 906,500 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options, convertible notes and warrants.

Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger each signed a stock purchase and sale standstill agreement in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8. Equity Transactions

During the year ended December 31, 2006, the Company issued 32,000 shares of common stock pursuant to the exercise of stock options. On April 3, 2006, Ronald H. Miller obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Miller is a Director of the Company.  On April 17, 2006, Jack Rose obtained 12,000 shares of common stock, by exercising 12,000 outstanding stock options. Mr. Rose was a Director of the Company at the time of the transaction. On May 16, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options. On May 31, 2006, a non-executive employee of the Company obtained 4,000 shares of common stock by exercising 4,000 outstanding stock options.

During the year ended December 31, 2006, holders of a total of 17,221 shares of redeemable convertible preferred stock converted these shares into 17,221 shares of Common Stock.

9. Stock Option Plans

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company. The ability to grant options under this plan expired on December 31, 2005.

At December 31, 2006, a total of 74,000 options were outstanding under the Company’s 1996 Stock Option Plan, which have expiration dates ranging from 2009 to 2013.

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

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure. As of December 31, 2006, 900,000 options were available to be issued.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Term of Plan. No award may be granted under the 2006 Plan after the close of business on the day immediately preceding the tenth anniversary of the adoption of the 2006 Plan. However, all awards made prior to such time will remain in effect in accordance with their terms.

On December 6, 2006, 100,000 10-year options were granted to independent directors at the closing market price of that day, or $1.85, 40,000 options vested immediately and 20,000 options vest and become exercisable on each of the first three anniversaries of the grant date. If an independent director resigns, their unvested options are immediately forfeited and they have 60 days to exercise their vested options.

The Company uses the Black-Scholes valuation method to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model uses the option exercise price and the number of options expected to be exercised as well as assumptions related to the expected price volatility of the Company’s stock, the rate of return on risk-free investments, the period during which the options will be outstanding, and the expected dividend yield for the Company’s stock to estimate the fair value of the stock option on the grant date. The fair value of the stock options, which are subject to grading vesting, is expensed on a straight-line basis over the vesting life of the stock options.

The fair value of each option granted on December 6, 2006 under the 2006 Stock Plan was estimated using the Black-Scholes option pricing model and the following assumptions:

2006
Historical stock price volatility	160.50%
Risk-free interest rate	4.44%
Expected life (in years)	6.34
Dividend yield	0.00

The valuation assumptions were determined as follows:

Historical stock price volatility: The Company used the daily closing stock prices to calculate historical annualized volatility.

Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company uses historical data of previously issued options to estimate expected option life.

Dividend yield: The estimate for dividend yield is 0.00, because the Company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2003	245,500	0.25

Options Exercised	(51,500)	0.25

Balance at December 31, 2004	194,000	0.25

Options Exercised	(88,000)	0.25

Balance at December 31, 2005	106,000	0.25

Options Exercised	(32,000)	0.25

Options Granted	100,000	1.85

Balance at December 31, 2006	174,000	1.17	$330,600

Exercisable at December 31, 2006	114,000	0.81	$216,600

Prior to January 1, 2006, the Company used the intrinsic method previously allowed under APB Opinion No. 25 to value options. The number of options outstanding under the variable pricing method as of December 31, 2005 and 2004 were 43,000 and 110,000, respectively, which caused the Company to incur additional stock-based compensation income (expense) of $74,450 and $(62,025) for the years ended December 31, 2005 and 2004, respectively. As of January 1, 2006 all options outstanding were fully vested therefore the Company was not required to make a stock compensation expense entry under the rules of SFAS No. 123(R).

The Company did incur stock-based compensation expense of $53,412 and unearned compensation of $80,118 which is expected to be recognized over of period of three years as of December 31, 2006 under the modified prospective application method of SFAS No. 123(R) for options granted on December 6, 2006.

On January 22, 2007, a Director resigned and his 10,000 shares of Common Stock issuable upon exercise of his options expire sixty days after his resignation. In addition, his 15,000 options that vest over three years were forfeited on his date of resignation. On January 2, 2007 an employee exercised 52,000 options.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table summarizes information about stock options at December 31, 2006:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$.25	74,000	5.03	$.25

$1.85	40,000	9.94	$1.85

Options Outstanding and Non-exercisable

$1.85	60,000	9.94	$1.85

10. Net Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	2006	2005	2004
Net income (numerator)	$753,422	$2,115,631	$1,661,156

Weighted average common shares (denominator for basic income per share)	4,579,129	4,295,697	3,403,152

Effect of dilutive securities:
Convertible preferred stock	472,451	683,695	918,778
Convertible notes	175,000	175,000	72,931
Employee stock options	74,066	138,722	193,105

Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,300,646	5,293,114	4,587,966

Basic net income per share	$.16	$.49	$.49
Diluted net income per share	$.14	$.40	$.36

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11. Income Taxes

The provision for income taxes consists of the following:

	2006			2005			2004
	Federal	State And Local	Total	Federal	State And Local	Total	Federal	State And Local	Total

Current	$17,699	$106,695	$124,394	$(16,239)	$170,675	$154,436	$9,000	$137,932	$146,932
Deferred	-	-	-	(641,500)	-	(641,500)	(645,600)	-	(645,600)
Total tax expense
(benefit)	$17,699	$106,695	$124,394	$(657,739)	$170,675	$(487,064)	$(636,600)	$137,932	$(498,668)

The components of deferred income tax benefit are as follows:

	2006	2005	2004
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$0	$0	$0

Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	0	(641,500)	(645,600)

Generation of continuing operations net operating loss carryforward	0	0	0

	$0	$(641,500)	$(645,600)

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2006	2005	2004

Tax provision at Federal statutory rate	34.00%	34.00%	34.00%
Utilization of net operating loss	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	8.02%	6.90%	6.00%
Change in valuation allowance for deferred tax assets	0.00%	(39.3)%	(49.70)%
Permanent differences	1.67%	1.70%	0.00%
Other	4.48%	0.80%	0.80%
Total	14.17%	(29.90)%	(42.90)%

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below.

	2006	2005
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$420,000	$637,500
Current Deferred Tax Assets	$420,000	$637,500

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$9,937,591	$10,718,325
State net operating loss carryforwards	75,121	64,435
Allowance for doubtful accounts	107,647	114,837
Additional costs inventoried for tax purposes	553,991	562,998
Alternative Minimum Tax Credit Carryforward	47,467	46,243
Compensation	206,031	204,428
Rent	64,557	57,320
Non-current Deferred Tax Assets	10,992,405	11,768,586
Non-current Deferred Tax Liabilities:
Goodwill	(755,542)	(667,224)
Depreciation	(47,483)	(162,985)
Non-current Deferred Tax Liabilities	(803,025)	(830,209)
Non-current Deferred Tax Assets	10,189,380	10,938,377
Less Valuation Allowance	(8,900,880)	(9,867,377)
Net Non-Current Deferred Tax Assets	$1,288,500	$1,071,000

As of December 31, 2005, management reassessed its future income projections and increased the deferred tax asset by $641,500 to $1,708,500. As of December 31, 2006, management once again assessed the deferred tax asset and determined that the net asset should remain unchanged and that the valuation allowance should be reduced by approximately $970,000.

As of December 31, 2006, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $28,589,000. Various amounts of net operating loss carryforwards will expire from 2007 through 2022. Approximately $4.3 million net operating loss expired during the fiscal year ended 2006.

Expiration Year	Net Operating Losses
2007	$4,945,000
2008	415,000
2020	5,960,000
2021	2,737,000
2022	14,532,000
$28,589,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

Universal’s Sales and Use Tax audit conducted by the State of New Jersey, Department of Treasury, Division of Taxation, for Sales and Use Tax for the years 2001, 2002, 2003 and 2004 was completed in June 2006. The State assessed the Company $111,686 which included interest and penalties. Of this amount, $50,000 was charged against the Company’s tax reserve that was set in 2005, $41,382 was invoiced to customers who were responsible for this tax and the Company incurred a charge for the balance of $20,304 in 2006.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Universal was recently under examination for New York State income tax for the years 2003 through 2005. The State auditors have concluded that there will be no income tax adjustments related to this examination.

American recently closed a sales tax examination with an amount of $2,398 for additional taxes and interest due for the period of March 1, 2003 through May 31, 2006.

In addition, RAL is scheduled for examination for New York State sales tax for the period March 1, 2004 through February 28, 2007. The audit has not yet begun and the Company does not expect there to be significant exposure.

12. Fair Value of Financial Instruments

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

The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The Company believes the fair value of long-term debt approximates the book value.

13. Supplemental Cash Flow Information

  The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2006	2005	2004
Interest	$1,290,724	$971,629	$852,288
Income taxes	$104,932	$308,585	$173,665

Non-cash transactions:

During 2006, 2005 and 2004, there were 17,221, 298,018 and 83,623 shares, respectively, of convertible preferred stock that were converted to a similar number of common shares.

14. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions up to a maximum of 3% of employees’ qualified wages. In 2006, 2005 and 2004, $180,712, $183,269 and $169,319, respectively, of contributions were made to the plan.

15. Business and Credit Concentrations

The Company purchases products from primarily 275 suppliers. In 2006, two suppliers accounted for 34% of the Company’s purchases. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period. In 2005, two suppliers accounted for 37% of the Company’s purchases. In 2004, two suppliers accounted for 38% of the Company’s purchases.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

16. Commitments and Contingencies

(a) Compensation

The Company has employment contracts with two officers and various employees with remaining terms ranging from one to four years. The amounts due under these contracts are $770,000, $545,000, $545,000, and $400,000 in the years ended December 31, 2007, 2008, 2009 and 2010, respectively. These commitments do not include amounts that may be earned as an annual incentive compensation award.

(b) Leases

The Company recorded lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,098,491, $2,997,887 and $2,705,911 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2007	$3,287,845
2008	2,660,307
2009	1,863,614
2010	1,482,648
2011	1,196,571
Thereafter	2,946,864
Total	$13,437,849

(c) Private Placement

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

(d) Litigation

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 93 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, seven filed actions in 2006, 15 filed actions in 2005, 44 filed actions in 2004, 24 filed actions in 2003, and three filed actions in 2002. There are 108 other plaintiffs that have had their actions dismissed and eight other plaintiffs that have settled as of December 31, 2006 for a total of $3,313,000. There has been no judgment against the Predecessor.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2006 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

On April 29, 2005, prior to the Rhodes case trial, the Predecessor filed a third party complaint against Sid Harvey Industries (“Third Party Complaint”) in an action demanding contributor payment in connection with the Settlement. Sid Harvey Industries moved successfully for summary judgment. The Predecessor filed an appeal as to the dismissal of Predecessor’s Third Party Complaint. In a decision dated December 29, 2006, the Superior Court of New Jersey, Appellate Division, reversed the dismissal of Predecessor’s Third Party Complaint and remanded the matter for further proceedings as to Predecessor’s claim for contribution.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Other Litigation

The Company is involved in other litigation incidental to the operation of its business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the Company does not believe the ultimate liability associated with any claims or litigation will have a material impact to its financial condition or results of operations.

(e) Standby Letters of Credit

The Company has standby letters of credit in the amount of $300,000 and $100,000, which expire on July 31, 2007 and September 1, 2007, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

17. Related Party Transactions

Universal leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010. The Company paid Mr. Hildebrandt’s company $224,885, $215,674 and $206,097 during the years ended December 31, 2006, 2005 and 2004, respectively.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005. Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to Oscar Folger’s law firm for the years ended 2006, 2005 and 2004 were $89,826, $79,973 and $71,115, respectively. Jeffrey Folger is an associate of Oscar Folger’s law firm. Additionally, in 2006, $12,000 was paid to each Oscar and Jeffrey Folger as part time employees of the Company. As of December 31, 2006, there is $3,975 in outstanding liabilities to Oscar Folger. As of December 31, 2005, there was $2,775 in outstanding liabilities to Oscar Folger. There were no outstanding liabilities at December 31, 2004.

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expired September 2008, subject to renewal options, and provided for a current aggregate annual rent of $133,500. Pioneer is the landlord under the Lease pursuant to an assignment and assumption agreement dated April 12, 2005.

On February 21, 2007, the Lease was further amended by the Third Modification of Lease Agreement to provide, among other things, for 25,947 square feet of the leased premises, a net increase of 14,443 square feet, for $245,844 total annual fixed rent, an increase of $106,740 per annum. The Third Modification of Lease Agreement commences on the date of issuance of a certificate of occupancy for the Premises that are currently undergoing reconstruction. The term of the lease expires on March 31, 2017, subject to two five-year renewal options.

Additionally, on February 21, 2007, Pioneer granted the Company an option (“Option”) to purchase the Premises for (i) an exercise price equal to Pioneer’s total financial investment in the Premises through the date of exercise and (ii) the release of Mr. Pagano (and any other guarantors) from guaranties of mortgage loans secured by the Premises. The Option expires on July 31, 2007. William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer. Mrs. Folger is the beneficial owner of more than 5% of the outstanding shares of the Company and is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar Folger and Jeffrey Folger are the Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively. The Company paid Pioneer Realty Holdings, LLC $137,239 in rent during the year ended December 31, 2006.

See Notes 6 and 7 for additional related party transactions.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

18. Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2006 and 2005:

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006

Net sales	$14,884	$18,156	$19,218	$19,237
Gross profit	4,587	5,441	5,713	5,634
Net (loss) income	(423)	342	529	305
(Loss) income per common share:
Basic:
Net (loss) income	(0.09)	0.07	0.12	0.07
Diluted:
Net (loss) income	(0.09)	0.06	0.10	0.06

2005

Net sales	$13,347	$17,502	$17,378	$18,464
Gross profit	4,253	5,132	5,092	5,706
Net (loss) income	(199)	520	1,019	776
(Loss) income per common share:
Basic:
Net (loss) income	(0.05)	0.12	0.24	0.17
Diluted:
Net (loss) income	(0.05)	0.10	0.19	0.15

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2006 Allowance for doubtful accounts	$185,971	$191,357	$90,405 (a	)	$(255,690) (b	)	$212,043

For the year ended December 31, 2005 Allowance for doubtful accounts	$290,448	$101,724	$69,144 (a	)	$(275,345) (b	)	$185,971

For the year ended December 31, 2004 Allowance for doubtful accounts	$284,829	$225,183	$14,862 (a	)	$(234,426) (b	)	$290,448

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL COMMERCIAL CORP.

(Registrant)

By: /s/ William Pagano
William Pagano,
Chief Executive Officer and Director

By: /s/ William Salek
William Salek,
Chief Financial Officer & Principal Accounting Officer

Dated: March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 22, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

By: /s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By: /s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By: /s/ Michael Goldman
Michael Goldman, Chairman of the Board

By: /s/ Stuart H. Lubow
Stuart H. Lubow, Director

By: /s/ Ronald H. Miller
Ronald H. Miller, Director

By: /s/ William Pagano
William Pagano,
Chief Executive Officer and Director