Form 10-K/A
period 2006-12-31
COLONIAL COMMERCIAL CORP
filed 2007-05-21
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Yes ☐                                           No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Form 10-K/A is being filed to revise certain sections of the Form 10-K for the year ended December 31, 2006, which the Company previously filed with the Securities and Exchange Commission on March 23, 2007.  In conjunction with the preparation of the Form 10-Q of the Company, and following consultation with, and upon the recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company has concluded that certain vendor rebates should be an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as a reduction of cost of sales when earned, not as a reduction of costs when sold.  When adjusting vendor rebates to be recognized as a reduction of cost of sales, an increase of gross profit of $62,350 was recognized for the period to account for the adjustment allowed under SAB No. 108 (see Summary of Significant Accounting Policies and Practices, (p) Restatement).  The tax effect of this adjustment was immaterial and, accordingly, the Company has made no adjustment.  The following sections are amended in this Form 10-K/A.

Item 6. Selected Financial Data is amended to revise income statement and balance sheet data for the year ended December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is amended under the captions Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005 and Liquidity and Capital Resources, Credit Facility.

Item 8. Financial Statements and Supplementary Data is revised to amend the Company’s consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the period ended December 31, 2006.  Also amended are the following Notes to the Consolidated Financial Statements: 1. Summary of Significant Accounting Policies and Practices, under the paragraphs (g) Vendor Rebates and (p) Restatement; 10. Net Income Per Common Share; and 18. Quarterly Results (Unaudited).

Item 9A. Controls and Procedures is amended to state that following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company has concluded that the misapplication of SAB No. 108 for vendor rebates, as set forth in this Form 10-K/A, reveals that the Company’s disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of December 31, 2006.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Part IV, Item 15. Exhibits and Financial Statement Schedules.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Form 10-K for the year ended December 31, 2006, as originally filed on March 23, 2007, that was affected by this amendment, has been amended and restated in its entirety.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

Because this Form 10-K/A restates all of the pertinent financial data for the affected period, we do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006.  As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this Form 10-K/A.  Additionally, 2007 10-Q future filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarter-ended information presented in the Company’s 10-Q filings in fiscal year ended 2006, which did not contain such adjustments.

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

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a)  Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) – Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market.  The following table sets forth the quarterly high and low bid prices during 2006 and 2005.  The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.
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

Item 6.  Selected Financial Data

	Years Ended December 31,
	Restated	As Previously Reported
	2006	2006	2005	2004	2003	2002
Sales	$71,494,652	$71,494,652	$66,690,945	$61,454,128	$44,671,136	$36,998,800
Operating income	2,017,082	1,954,732	2,400,424	1,717,812	1,296,597	226,567
Income (loss) from continuing operations	815,772	753,422	2,115,631	1,661,156	1,320,263	(106,310)
Income from operations of discontinued segment	-	-	-	-	-	3,300,695 (1)

Net income	$815,772	$753,422	$2,115,631	$1,661,156	$1,320,263	$3,194,385
Income (loss) per common share:
Basic:
Continuing operations	$.18	$.16	$.49	$.49	$.67	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$-	$2.06
Net income per common share	$.18	$.16	$.49	$.49	$.67	$1.99
Diluted:
Continuing operations	$.15	$.14	$.40	$.36	$.38	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$-	$2.06
Net income per common share	$.15	$.14	$.40	$.36	$.38	$1.99

	December 31,
	Restated	As Previously Reported
	2006	2006	2005	2004	2003		2002
Total assets	$28,517,944	$28,775,115	$27,537,375	$24,515,258	$20,618,987		$13,686,842
Current liabilities
Borrowings under credit facility	13,615,696	13,615,696	11,745,985	12,325,209	12,232,030	(1)	10,350,889	(1)
Other	6,832,504	6,832,504	8,216,989	6,617,377	7,089,276	(2)	3,953,063	(2)

Long-term liabilities, less current obligations	1,317,394	1,317,394	1,400,834	1,398,774	326,700		64,775

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

Gross profit increased by 6.2%, or $1,254,030, to $21,437,206 for the year ended December 31, 2006 from $20,183,176 for the same period in 2005.  Gross profit expressed as a percentage of sales decreased by 0.3% to 30.0% in 2006 compared to 30.3% for the comparable period in 2005.  The lower gross profit expressed as a percentage of sales was caused by a decrease in sales of parts for heating systems due to a warmer November and December.  The sale of parts usually commands higher margins than equipment sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $431,780 and $421,248 for the years ended December 31, 2006 and 2005, respectively.

Operating income decreased by 16.0%, or $383,342, to $2,017,082 for the year ended December 31, 2006 from $2,400,424 for the same period in 2005.  This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 6.2% compared to the increase in selling, general and administrative expenses of 9.2%.  The increase in selling, general and administrative expenses was $1,637,372 to $19,420,124 for the year ended December 31, 2006 from $17,782,752 for the same period in 2005.  This was caused by increased expenses for additional personnel to improve customer service, and added cost for increased health insurance, gasoline, utility expenses and decreasing sales in our heating replacement parts and commercial control systems business.  Staffing costs increased by $802,077, while costs for trucking, fuel, and facilities increased by $197,670.

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

The Company’s net income decreased by 61.4%, or $1,299,859, to $815,772 for the year ended December 31, 2006, compared to net income of $2,115,631 for the same period in 2005.  This decrease in net income was caused by the decrease in pre-tax income of $688,404, as stated above, in addition to the effect of the inclusion of a deferred tax benefit in the year ended December 31, 2005 in the amount of $641,500 with no benefit recognized in the year ended December 31, 2006.  In 2005, the tax benefit resulted from extending the tax benefit calculation from a two year earnings projection to a three year earnings projection, due to improved earnings predictability.

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

As of December 31, 2006, the Company had $482,251 in cash compared with $613,456 at December 31, 2005.

Net cash used in operating activities was $1,409,274 for the year ended December 31, 2006.  The net cash used in operating activities for the 2006 period is primarily a result of net income of $815,772 and non-cash charges of $768,545, offset by cash used in operating assets and liabilities of $2,993,591.  The increase in accounts receivable of $701,615 was a direct correlation to the increase in sales compared to the prior year.  Accounts payable decreased by $1,272,786 as a reflection of the reduced purchase requirements for the warmer months of November and December and $400,000 additional cash that became available as a result of the final payment of the term loan in July of 2006.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation had been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the Evaluation Date, the disclosure controls and procedures were reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the completion of the financial statements and following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as a reduction of cost of sales when earned, not as a reduction of costs when sold.  When adjusting vendor rebates to be recognized as a reduction of cost of sales, an increase of gross profit of $62,350 was recognized for the period ended December 31, 2006.  The tax effect of this adjustment was immaterial and, accordingly, the Company has made no adjustment.  Accordingly, the Company has now concluded that its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of December 31, 2006.  In connection with the review of its accounting for vendor rebates, the Company’s management obtained the necessary understanding of the accounting and reporting for such transactions.  The Company also decided to augment its finance and accounting staff by retaining an experienced independent consultant who will enhance the Company’s financial accounting and reporting capabilities.

Other than described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

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

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Bernard Korn*	2006	$200,000	-	$30,699	$230,699

William Pagano—Director and Chief Executive Officer of the Company and President of Universal	2006	$200,000	$260,109	-	$460,109

William Salek—Chief Financial Officer and Secretary of the Company and Vice President of Universal	2006	$120,000	$30,958	-	$150,958

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

Portion of Incentive Compensation Base			Additional Compensation Percentages

Up to		$250,000	.25%
$251,000	to	$500,000	.50%
$501,000	to	$750,000	.75%
$751,000	to	$1,000,000	1.00%
$1,001,000	to	$1,250,000	1.25%
$1,251,000	to	$1,500,000	1.50%
$1,501,000	to	$1,750,000	1.75%
$1,751,000	to	$2,000,000	2.00%
$2,001,000		And over	2.25%

For the fiscal year ending December 31, 2006 the incentive compensation base was $2,422,225 and the additional compensation was computed as follows:

Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$250,000	.25%	$625
$250,000	.50%	$1,250
$250,000	.75%	$1,875
$250,000	1.00%	$2,500
$250,000	1.25%	$3,125
$250,000	1.50%	$3,750
$250,000	1.75%	$4,375
$250,000	2.00%	$5,000
$375,908	2.25%	$8,458
$2,375,908		$30,958

Total incentive compensation for the fiscal year ended December 31, 2006 was $30,958.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information about equity awards outstanding as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Bernard Korn	52,000	$0.25	February 11, 2013

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
Bernard Korn
$800,000 lump sum payment equal to the four total remaining $200,000 payments payable to Mr. Korn under his employment agreement ; commencing 30 days after demand therefore, interest accrues on such lump sum obligation at the annual rate of 10% per annum and is payable on demand.
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

A “change of control” shall be deemed to have occurred if the stockholders of the Company approve a merger of the Company, or a plan of complete liquidation of the Company, or an agreement for the sale or disposition by the Company of all or substantially all of its assets, or any other business combination of the Company with any other corporation, other than any such merger or business combination which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or business combination.

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

(2)	Financial Statement Schedules. See F-1 through F-, attached

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

As discussed in Note 1(j) to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.  Also, as discussed in Note 1(p) to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for fiscal years ended after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2006, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Weiser LLP
New York, NY
March 22, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Restated)
Assets
Current assets:
Cash	$482,251	$613,456
Accounts receivable, net of allowance for doubtful accounts of $212,043 in 2006 and $185,971 in 2005	9,069,301	8,489,717
Inventory	12,854,317	12,214,261
Prepaid expenses and other current assets	1,057,099	1,066,658
Deferred tax asset - current portion	420,000	637,500
Total current assets	23,882,968	23,021,592
Property and equipment	1,512,666	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	3,500	11,334
Other assets - noncurrent	202,177	135,832
Deferred tax asset - noncurrent	1,288,500	1,071,000
	$28,517,944	$27,537,375
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$4,719,160	$5,991,946
Accrued liabilities	1,975,175	2,047,159
Income taxes payable	1,630	12,772
Borrowings under credit facility - revolving credit	13,615,696	11,183,008
Borrowings under credit facility - term loan/overadvance	-	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	136,539	165,112
Total current liabilities	20,448,200	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,008,125 in 2006 and $1,000,625 in 2005	1,317,394	1,400,834
Total liabilities	21,765,594	21,363,808

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,337,500 in 2006 and $2,423,605 in 2005	23,375	24,236

Common stock, $.05 par value, 20,000,000 shares authorized, 4,593,680 in 2006 and 4,544,459 in 2005 shares issued and outstanding	229,684	227,223
Additional paid-in capital	10,707,791	10,626,859
Accumulated deficit	(4,208,500)	(4,704,751)
Total stockholders' equity	6,752,350	6,173,567
	$28,517,944	$27,537,375

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(Restated)

Sales	$71,494,652	$66,690,945	$61,454,128
Cost of sales	50,057,446	46,507,769	43,069,981
Gross profit	21,437,206	20,183,176	18,384,147

Selling, general and administrative expenses, net	19,420,124	17,782,752	16,666,335
Operating income	2,017,082	2,400,424	1,717,812

Other income	277,866	272,597	320,359
Interest expense, net; includes related party interest of $104,485 in 2006, $93,154 in 2005 and $45,007 in 2004	(1,354,785)	(1,044,454)	(875,683)
Income from operations before income tax benefit	940,163	1,628,567	1,162,488

Income tax expense (benefit)	124,391	(487,064)	(498,668)
Net income	$815,772	$2,115,631	$1,661,156

Income per common share:
Basic	$0.18	$0.49	$0.49
Diluted	$0.15	$0.40	$0.36

Weighted average shares outstanding:
Basic	4,579,129	4,295,697	3,403,152
Diluted	5,300,646	5,293,114	4,587,966

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006, 2005, and 2004

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2003	1,466,792	2,403,318	$73,340	$120,166	$9,259,013	$(8,481,538)	$970,981

Net income						1,661,156	1,661,156
Stock-based compensation					62,025		62,025
Conversion of shares of preferred stock to common stock	(83,623)	83,623	(4,181)	4,181			-
Retirement of preferred stock	(592,730)		(29,637)		(326,002)		(355,639)
Issuance of common stock		1,620,000		81,000	1,554,000		1,635,000
Options exercised		51,500		2,575	10,300		12,875
Warrant value					187,500		187,500
Balance at December 31, 2004	790,439	4,158,441	39,522	207,922	10,746,836	(6,820,382)	4,173,898

Net income						2,115,631	2,115,631
Stock-based compensation					(74,450)		(74,450)
Conversion of shares of preferred stock to common stock	(298,018)	298,018	(14,901)	14,901			-
Retirement of preferred stock	(7,700)		(385)		(15,015)		(15,400)
Options exercised		88,000		4,400	17,600		22,000
Tax effect of options exercised					(48,112)		(48,112)
Balance at December 31, 2005	484,721	4,544,459	24,236	227,223	10,626,859	(4,704,751)	6,173,567

Cumulative effect of adoption of SAB 108						(319,521)	(319,521)
Net income						815,772	815,772
Conversion of shares of preferred stock to common stock	(17,221)	17,221	(861)	861			-
Options exercised		32,000		1,600	6,400		8,000
Options issued					53,412		53,412
Tax effect of options exercised					21,120		21,120
Balance at December 31, 2006, Restated	467,500	4,593,680	$23,375	$229,684	$10,707,791	$(4,208,500)	$6,752,350

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2006	2005	2004
	(Restated)
Cash flows from operating activities:
Net income	$815,772	$2,115,631	$1,661,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	-	(641,500)	(645,600)
Stock-based compensation	53,412	(74,450)	62,025
Provision for doubtful accounts	191,357	101,724	225,183
Depreciation	457,322	387,719	366,223
Amortization of intangibles	7,834	16,166	26,667
Accretion of debt discount	37,500	37,500	15,625
Tax effect of options exercised	21,120	(48,112)	-
Changes in operating assets and liabilities
Accounts receivable	(701,615)	(816,853)	(1,745,871)
Inventory	(867,398)	(1,211,947)	(1,219,492)
Prepaid expenses and other current assets	(2,321)	(200,926)	(245,054)
Other assets - noncurrent	(66,345)	47,351	(183,183)
Trade payables	(1,272,786)	1,270,156	(574,089)
Accrued liabilities	(71,984)	303,153	230,428
Income taxes payable	(11,142)	(23,544)	(139,298)
Net cash (used in) provided by operating activities	(1,409,274)	1,262,068	(2,165,280)

Cash flows from investing activities:			-
Additions to property and equipment	(300,504)	(401,054)	(507,241)
Acquisition of Speed Queen assets from Goldman Associates of NY, Inc.	(149,625)
Net cash used in investing activities	(450,129)	(401,054)	(507,241)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	8,000	22,000	1,647,875
Retirement of preferred stock	-	(15,400)	(355,639)
Repayments of notes payable: includes related party repayments of $60,389 in 2006, $48,091 in 2005 and $30,000 in 2004.	(162,586)	(141,292)	(105,883)
Issuance of notes payable: includes related party notes of $0.00 in 2006, $48,480 in 2005 and $1,075,000 in 2004.	13,073	155,699	1,173,392
Issuance of warrants	-	-	187,500
Repayments under credit facility - term loan/overadvance	(562,977)	(1,103,690)	(572,333)
Borrowings under credit facility - revolving credit	2,432,688	524,466	665,512
Net cash provided by (used in) financing activities	1,728,198	(558,217)	2,640,424
(Decrease) increase in cash	(131,205)	302,797	(32,097)
Cash - beginning of period	613,456	310,659	342,756
Cash - end of period	$482,251	$613,456	$310,659

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

(g) Vendor Rebates

The Company has arrangements with several vendors that provide rebates payable when the Company achieves any of a number of measures, generally related to volume level of purchases.  The Company accounts for such rebates as a reduction of inventory until sale of the product, at which time such rebates are reflected as a reduction of cost of sales in the consolidated statements of income.  Throughout the year, the Company estimates the amount of rebate based on estimates of purchases to date relative to the purchase levels that mark the progress toward earning the rebate.  The Company continually revises these estimates of earned vendor rebates based on actual purchase levels.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 (j) Stock Options

Prior to January 1, 2006, the Company used the intrinsic-value method of accounting for stock-based awards granted to employees.  In accordance with SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and net income per share, had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

 (k)  Net Income Per Common Share

Basic income per share excludes any dilution.  It is based upon the weighted average number of common shares outstanding during the period.  Dilutive earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 (l)  Income Taxes

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

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(n) Use of Estimates

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

(o)  Recent Issued Accounting Pronouncements

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 (p)  Restatement

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statements misstatements should be considered in quantifying a current year misstatement.  SAB No. 108 requires a dual approach that considers both the amount by which the current year consolidated statement of operations is misstated (“rollover method”) and an approach that considers the cumulative amount by which the current year consolidated balance sheet is misstated (“iron curtain method”).  Prior to the issuance of SAB No. 108, either the rollover or iron curtain method was acceptable for quantifying financial statement misstatements.  Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.  The misstatement that has been corrected is described below.

Subsequent to the completion of the financial statements, and following consultation with, and upon the recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as a reduction of cost of sales when earned, not as a reduction of costs when sold.  In accordance with the transition method of SAB No. 108, the Company recorded a $319,521 cumulative effect adjustment to retained earnings and an offsetting amount to inventory as of January 1, 2006.  When adjusting vendor rebates to be recognized as a reduction of cost of sales, an increase of gross profit of $62,350 was recognized for the period ended December 31, 2006.  The tax effect of this adjustment was immaterial and, accordingly, the Company has made no adjustment.

Based on the nature of this adjustment, the Company has concluded that this adjustment is immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as a reduction to inventory as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB No. 108.

	Period in which the
	Misstatement Originated (1)			SAB No. 108
	Cumulative	Year Ended December 31,		Adjustment
	Prior to			Recorded as of
	January 1, 2004	2004	2005	January 1, 2006
Inventory (2)	$129,006	$137,737	$52,778	$319,521
Impact on Net Income (3)	$129,006	$137,737	$52,778
Retained Earnings (4)	-	-	-	$319,521

(1)	The Company previously quantified these errors under the roll-over method and concluded that they were immaterial.

(2)
The Company incorrectly overstated inventory by $129,006 (cumulatively) in years prior to 2004, by $137,737 in 2004 and by $52,778 in 2005.  The Company recorded a $319,521 reduction to inventory as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3)	Represents the net over-statement of net income for the indicated periods resulting from these misstatements.

(4)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB No. 108.

The following tables isolate each of the restated amounts in the Company’s consolidated balance sheet as of December 31, 2006 and consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2006.

Consolidated Balance Sheet
	December 31,
	Restated	As Previously Reported
	2006	2006
Inventory	$12,854,317	$13,111,488
Current assets	23,882,968	24,140,139
Long term assets	4,634,976	4,634,976
Total assets	$28,517,944	$28,775,115
Current liabilities	20,448,200	20,448,200
Long term liabilities	1,317,394	1,317,394
Total liabilities	$21,765,594	$21,765,594
Stockholders’ equity	6,752,350	7,009,521
Total liabilities and stockholders equity	$28,517,944	$28,775,115

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Consolidated Statement of Operations
	Years Ended December 31,
	Restated	As Previously Reported
	2006	2006
Sales	$71,494,652	$71,494,652
Cost of Sales	50,057,446	50,119,796
Gross Profit	21,437,206	21,374,856
Sales, general and administrative expenses, net	19,420,124	19,420,124
Operating income	2,017,082	1,954,732
Other income	277,866	277,866
Interest expense, net	(1,354,785)	(1,354,785)
Income from operations before income tax expense	940,163	877,813
Income tax expense	124,391	124,391
Net income	$815,772	$753,422
Income per common share:
Basic:	$0.18	$0.16
Diluted:	$0.15	$0.14
Weighted average shares outstanding:
Basic:	4,579,129	4,579,129
Diluted:	5,300,646	5,300,646

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Consolidated Statement of Cash Flows
	Years Ended December 31,
	Restated	As Previously Reported
	2006	2006
Net income	$815,772	$753,422
Inventory	(867,398)	(805,048)
Net cash used in operating activities	(1,409,274)	(1,409,274)
Net cash used in investing activities	(450,129)	(450,129)
Net cash provided by financing activities	1,728,198	1,728,198
Decrease in cash	(131,205)	(131,205)
Cash – beginning of period	613,456	613,456
Cash – end of period	$482,251	$482,251

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4. Other Intangible Assets

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	Restated 2006	As Previously Reported 2006	2005	2004
Net income (numerator)	$815,772	$753,422	$2,115,631	$1,661,156

Weighted average common shares (denominator for basic income per share)	4,579,129	4,579,129	4,295,697	3,403,152

Effect of dilutive securities:
Convertible preferred stock	472,451	472,451	683,695	918,778
Convertible notes	175,000	175,000	175,000	72,931
Employee stock options	74,066	74,066	138,722	193,105

Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,300,646	5,300,646	5,293,114	4,587,966

Basic net income per share	$.18	$.16	$.49	$.49
Diluted net income per share	$.15	$.14	$.40	$.36

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11. Income Taxes

The provision for income taxes consists of the following:

	2006			2005			2004
	Federal	State And Local	Total	Federal	State And Local	Total	Federal	State And Local	Total

Current	$17,699	$106,695	$124,394	$(16,239)	$170,675	$154,436	$9,000	$137,932	$146,932
Deferred	-	-	-	(641,500)	-	(641,500)	(645,600)	-	(645,600)
Total tax expense
(benefit)	$17,699	$106,695	$124,394	$(657,739)	$170,675	$(487,064)	$(636,600)	$137,932	$(498,668)

The components of deferred income tax benefit are as follows:

	2006	2005	2004
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$0	$0	$0

Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	0	(641,500)	(645,600)

Generation of continuing operations net operating loss carryforward	0	0	0

	$0	$(641,500)	$(645,600)

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2006	2005	2004

Tax provision at Federal statutory rate	34.00%	34.00%	34.00%
Utilization of net operating loss	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	7.08%	6.90%	6.00%
Change in valuation allowance for deferred tax assets	0.00%	(39.3)%	(49.70)%
Permanent differences	1.67%	1.70%	0.00%
Other	4.48%	0.80%	0.80%
Total	13.23%	(29.90)%	(42.90)%

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

18. Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2006 and 2005:

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006 Restated

Net sales	$14,884	$18,156	$19,218	$19,237
Gross profit	4,685	5,438	5,659	5,655
Net (loss) income	(325)	338	476	327
(Loss) income per common share:
Basic:
Net (loss) income	(0.07)	0.07	0.10	0.07
Diluted:
Net (loss) income	(0.07)	0.06	0.09	0.06

2006 As Previously Reported

Net sales	$14,884	$18,156	$19,218	$19,237
Gross profit	4,587	5,441	5,713	5,634
Net (loss) income	(423)	342	529	305
(Loss) income per common share:
Basic:
Net (loss) income	(0.09)	0.07	0.12	0.07
Diluted:
Net (loss) income	(0.09)	0.06	0.10	0.06

2005

Net sales	$13,347	$17,502	$17,378	$18,464
Gross profit	4,253	5,132	5,092	5,706
Net (loss) income	(199)	520	1,019	776
(Loss) income per common share:
Basic:
Net (loss) income	(0.05)	0.12	0.24	0.17
Diluted:
Net (loss) income	(0.05)	0.10	0.19	0.15

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2006Allowance for doubtful accounts	$185,971	$191,357	$90,405	(a)	$(255,690	)(b)	$212,043

For the year ended December 31, 2005Allowance for doubtful accounts	$290,448	$101,724	$69,144	(a)	$(275,345	)(b)	$185,971

For the year ended December 31, 2004Allowance for doubtful accounts	$284,829	$225,183	$14,862	(a)	$(234,426	)(b)	$290,448

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

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
William Salek,
Chief Financial Officer & Principal Accounting Officer

Dated: May 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on May 21, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller
Ronald H. Miller, Director

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director