Form 10-Q
period 2007-03-31
COLONIAL COMMERCIAL CORP
filed 2007-05-21
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $.05 par value per share	4,645,680 shares
Convertible Preferred Stock, $.05 par value per share	467,500 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$600,386	$482,251
Accounts receivable, net of allowance for doubtful accounts of $237,661 in 2007 and $212,043 in 2006	8,455,946	9,069,301
Inventory	14,624,886	12,854,317
Prepaid expenses and other current assets	1,271,280	1,057,099
Deferred tax asset - current portion	420,000	420,000
Total current assets	25,372,498	23,882,968
Property and equipment	1,453,888	1,512,666
Goodwill	1,628,133	1,628,133
Other intangibles	3,000	3,500
Other assets - noncurrent	190,740	202,177
Deferred tax asset - noncurrent	1,288,500	1,288,500
	$29,936,759	$28,517,944
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,922,785	$4,719,160
Accrued liabilities	1,908,331	1,975,175
Income taxes payable	309	1,630
Borrowings under credit facility - revolving credit	13,275,383	13,615,696
Notes payable - current portion; includes related party notes of $30,000 in 2007 and 2006	134,318	136,539
Total current liabilities	22,241,126	20,448,200
Notes payable, excluding current portion; includes related party notes of $1,008,125 in 2007 and $1,028,750 in 2006	1,309,888	1,317,394
Total liabilities	23,551,014	21,765,594

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized; 467,500 shares issued and outstanding in 2007 and 2006; liquidation preference of $2,337,500 in 2007 and 2006	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized; 4,645,680 in 2007 and 4,593,680 in 2006 shares issued and outstanding	232,284	229,684
Additional paid-in capital	10,728,526	10,707,791
Accumulated deficit	(4,598,440)	(4,208,500)
Total stockholders' equity	6,385,745	6,752,350
	$29,936,759	$28,517,944

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2007	2006
Net sales	$16,042,232	$14,884,214
Cost of sales	11,170,730	10,198,887
Gross profit	4,871,502	4,685,327

Selling, general and administrative expenses	4,988,606	4,756,862
Operating loss	(117,104)	(71,535)

Other income	64,598	65,789

Interest expense, net; includes related party interest of $25,967 in 2007 and $25,629 in 2006	(334,042)	(299,662)
Loss before income taxes	(386,548)	(305,408)

Income tax expense	3,392	19,121
Net Loss	$(389,940)	$(324,529)

Loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average shares outstanding:
Basic	4,645,102	4,549,411
Diluted	4,645,102	4,549,411

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(389,940)	$(324,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,335	-
Provision for doubtful accounts	1,792	59,844
Depreciation and amortization	119,151	106,690
Amortization of intangibles	500	3,417
Accretion of debt discount	9,375	9,375
Changes in operating assets and liabilities
Accounts receivable	611,563	722,721
Inventory	(1,770,569)	(2,198,765)
Prepaid expenses and other current assets	(214,181)	97,857
Other assets - noncurrent	11,437	13,119
Trade payables	2,203,625	810,256
Accrued liabilities	(66,844)	(136,075)
Income taxes payable	(1,321)	6,257
Net cash provided by (used in) operating activities	524,923	(829,833)

Cash flows from investing activities:
Additions to property and equipment	(60,373)	(90,720)
Net cash used in investing activities	(60,373)	(90,720)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	13,000	-
Repayments of notes payable: includes related party repayments of $30,289 in 2006.	(19,102)	(46,046)
Issuance of notes payable	-	13,073
Repayments under credit facility - term loan	-	(250,000)
Borrowings under credit facility - revolving credit	(340,313)	1,153,226
Net cash (used in) provided by financing activities	(346,415)	870,253
Increase (decrease) in cash	118,135	(50,300)
Cash - beginning of period	482,251	613,456
Cash - end of period	$600,386	$563,156

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2007 is not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2006.

We have one industry segment – wholesale distribution of heating, ventilation, air conditioning equipment, plumbing fixtures and appliances.

Inventory is comprised of finished goods.

2.	Stock Options

The Company uses the modified prospective application method of SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

On January 22, 2007, a Director of the Company resigned.  Of the 25,000 options granted to the director, 15,000 unvested options were forfeited immediately and the remaining 10,000 vested options were forfeited on March 23, 2007 pursuant to the terms of the grant letter.

The following table summarizes information about stock options at March 31, 2007:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$.25	22,000	2.23	$.25
$1.85	30,000	9.69	$1.85
	52,000		$1.17	$33,440

Options Outstanding and Non-exercisable
$1.85	45,000	9.69	$1.85	$0

For the quarters ended March 31, 2007 and 2006, the amount of stock based compensation was $10,335 and $0, respectively.  The aggregate intrinsic value of options exercised during the quarter ended March 31, 2007 was $85,800.

3.	Equity Transactions

During the quarter ended March 31, 2007, no shares of redeemable preferred stock were converted into common stock.  During the quarter ended March 31, 2006, holders of a total 9,155 shares of redeemable preferred stock converted these shares into 9,155 shares of common stock.

During the quarter ended March 31, 2007, the Company issued 52,000 shares of common stock pursuant to the exercise of stock options.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash paid during the period for:
Interest	$332,170	$283,714
Income taxes	$3,804	$57,364

5.	Net Loss Per Common Share

Employee stock options totaling 97,000 and 106,000 for the three months ended March 31, 2007 and 2006, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 467,500 shares of common stock and 475,566 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the net loss per share because their effects would have been anti-dilutive.  Convertible notes, in the principal amount of $525,000, convertible into 175,000 shares of common stock were not included in the net loss per share calculation for the three months ended March 31, 2007 and 2006 because their effect would have been anti-dilutive.

6.	Financing Arrangements

At March 31, 2007, the amount outstanding under the Company’s credit facility with Wells Fargo Business Credit, Inc. (“Wells”) was $13,275,383, and the Company had standby letters of credit, which were set to expire on July 31, 2007 and September 1, 2007.  The standby letters of credit reduced the availability of the credit facility by $300,000 and $100,000, respectively, and additional reserves determined by the bank further reduced the availability of the credit facility by $100,000.  On April 25, 2007, the Company’s $100,000 standby letter of credit, due to expire on September 1, 2007, was no longer required by the vendor and was released by Wells Fargo at the request of the vendor.  Availability under the revolving credit line was $484,165 as of March 31, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The interest rate on the revolving credit facility, as of March 31, 2007 was 8.0%.

The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts the payment of dividends, subordinated debt, purchase of securities and capital expenditures.

7.	Litigation

Universal Supply Group, Inc.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“Universal”).  On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement.  The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K.  Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.  Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal.  Hilco, Inc. is hereinafter referred to as the “Predecessor.”  The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 101 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 11 filed actions in 2007, seven filed actions in 2006, 15 filed actions in 2005, 42 filed actions in 2004, 23 filed actions in 2003, and three filed actions in 2002. There are 110 other plaintiffs that have had their actions dismissed and nine other plaintiffs that have settled as of March 31, 2007 for a total of $3,325,500. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 35 plaintiffs; of these, two filed actions in 1999, one filed an action in 2000, five filed actions in 2001, eleven filed actions in 2005, six filed actions in 2006 and 10 filed actions in 2007. Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,325,500 of settled actions, two plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there currently exist 27 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2007 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of March 31, 2007, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2007, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

Other Litigation

The Company is periodically involved in other litigation in the ordinary course of business.  The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments.  Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the Company does not believe the ultimate liability associated with any claims or litigation will have a material impact to its financial condition or results of operations.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  Under FIN 48, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years before 2002.  The Company does, however, have prior year net operating losses which remain open for examination.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statements misstatements should be considered in quantifying a current year misstatement.  SAB No. 108 requires a dual approach that considers both the amount by which the current year Consolidated Statement of Operations is misstated (“rollover method”) and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated (“iron curtain method”).  Prior to the issuance of SAB No. 108, either the rollover or iron curtain method was used to assess financial statement misstatements.  Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year.  We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.  Consistent with the requirements of SAB No. 108, this adjustment has been allocated to the appropriate 2006 quarter in the accompanying consolidated financial statements.

The adjustment, pursuant to SAB No. 108, to the previously filed Form 10-Q for the quarter ended March 31, 2006 included an increase in gross profit of $98,560 from $4,586,797 to a restated gross profit of $4,685,327, which resulted in a net loss adjustment from $423,089 to a restated net loss of $324,529 and a loss per common share adjustment from $0.09 to a restated loss per common share of $0.07.  The adjustment reduced the carrying value of inventory at March 31, 2006 by $220,961.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FASB 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently with having to apply complex accounting provisions.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position.

9.	Related Party Transaction

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that until amended described in the next paragraph, was to expire in September 2008, subject to renewal options, and provided for a current aggregate annual rent of $133,500.  Pioneer is the landlord under the lease pursuant to an assignment and assumption agreement dated April 12, 2005.

On February 21, 2007, the lease was amended to provide, among other things, for 25,947 square feet of the leased premises, a net increase of 14,443 square feet, for $245,844 total base annual rent, adjusted annually for CPI, an initial increase of $106,740 per annum.  The effectiveness of the amendment commences on the date of issuance of a certificate of occupancy for the Premises that are currently undergoing reconstruction.  The term of the amended lease expires on March 31, 2017, subject to two five-year renewal options.

Additionally, on February 21, 2007, Pioneer granted the Company an option (“Option”) to purchase the Premises for (i) an exercise price equal to Pioneer’s total financial investment in the Premises through the date of exercise and (ii) the release of Mr. Pagano (and any other guarantors) from guaranties of mortgage loans secured by the Premises.  The Option expires on July 31, 2007.

William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $31,100 and $33,375 in rent during the quarters ended March 31, 2007 and 2006, respectively.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005.  Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006 until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for quarters ended March 31, 2007 and 2006, respectively, was $24,400 and $2,775.  Additionally, $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for each of the quarters ended March 31, 2007 and 2006.

10.	Subsequent Events

Please refer to Section 9, Related Party Transaction, above, for information related to a lease entered into by a subsidiary of the Company on February 21, 2007.

On April 25, 2007, the Company’s standby letter of credit that reduced the availability of the credit facility by $100,000 and was due to expire on September 1, 2007, was no longer required by the vendor and was released by Wells Fargo at the request of the vendor.

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

Revenue Recognition

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems, plumbing fixtures and supplies and appliances. The Company recognizes revenue after shipment of products has occurred in accordance with the shipping terms.  There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective products from the Company’s customers, which are covered under the manufacturer’s warranty.  The Company will receive a vendor credit from the manufacturer related to the warranted product in question, at which time credits are issued to the customer.  The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $124,515 and $103,939 for the quarter ended March 31, 2007 and 2006, respectively.

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

Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  Under FIN 48, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years before 2002.  The Company does, however, have prior year net operating losses which remain open for examination.

Deferred Income Tax Asset

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," requires that goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

Results of Operations For the Quarter Ended March 31, 2007 and 2006

Sales increased by 7.8%, or $1,158,018, to $16,042,232 for the quarter ended March 31, 2007 from $14,884,214 for the same period in 2006.  The increase in sales is primarily a result of sales of appliances in 2007 that the Company was not offering until September 2006 and increases in our commercial air conditioning equipment sales.  These increases were partially offset by a continued slowness in our control systems business and softness in sales of our showroom plumbing fixtures.

Gross profit increased by 4.0%, or $186,175, to $4,871,502 for the quarter ended March 31, 2007 from $4,685,327 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 1.1% to 30.4% in 2007 compared to 31.5% for the comparable period in 2006.  The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more low-margin high volume products, including appliances, without a corresponding increase in sales of higher-margin products such as control systems, showroom plumbing and fixture sales.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $124,515 and $103,939 for the quarter ended March 31, 2007 and 2006, respectively.

Selling, general and administrative expense increased by 4.9%, or $231,744, to $4,988,606 from $4,756,862 for the same period in 2006.  The increase in selling, general and administrative expense is primarily due to staffing, marketing and advertising expenses related to the sales of appliances in 2007 that the Company was not offering until September 2006.

Interest expense, net increased by 11.5%, or $34,380, to $334,042 for the quarter ended March 31, 2007 from $299,662 for the same period in 2006.  The interest expense increase is primarily the result of increasing interest rates and increased borrowings under the credit line related to inventory to support sales of appliances and new product offerings.  The revolving credit line bears interest at .25% below prime rate, which was 8.25% at March 31, 2007 compared to 7.75% at March 31, 2006.

Pre-tax loss increased by 26.6%, or $81,140, to $386,548 for the quarter ended March 31, 2007 from $305,408 for the same period in 2006.  The difference in the pre-tax loss figures between the first quarter of 2007 and 2006 was mostly related to increased sales and related gross profit of appliances and commercial air conditioning equipment offset by a general weakness in our control systems business and slower sales from our plumbing showrooms, as well as increases in selling, general and administrative expenses and interest expense, as discussed above.  The Company’s net loss increased by 20.2%, or $65,411, to $389,940 for the quarter ended March 31, 2007 from $324,529 for the same period in 2006.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter ended March 31, 2007 and 2006.

	For the Quarter Ended March 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	69.6	68.5
Gross profit	30.4	31.5

Selling, general and administrative expenses	31.1	32.0
Operating income	(0.7)	(0.5)

Other income	0.4	0.4
Interest expense, net	(2.1)	(2.0)
Income before taxes	(2.4)	(2.1)

Income taxes	(0.1)	(0.1)

Net income	(2.5)%	(2.2)%

Liquidity and Capital Resources

The Company has a total secured loan facility of $15,000,000 pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”) consisting of a revolving line of credit which expires August 1, 2010.  The revolving credit line bears interest at .25% below prime.  At March 31, 2007, the Company had standby letters of credit, which were set to expire on July 31, 2007 and September 1, 2007.  The standby letters of credit reduced the availability of the credit facility by $300,000 and $100,000, respectively, and additional reserves determined by the bank further reduced the availability of the credit facility by $100,000.  On April 25, 2007, the Company’s $100,000 standby letter of credit, due to expire on September 1, 2007, was no longer required by the vendor and was released by Wells Fargo at the request of the vendor.  Availability under the revolving credit line was $484,165 as of March 31, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $13,275,383 as of March 31, 2007.  The interest rate on the revolving credit facility, as of March 31, 2007 was 8.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of March 31, 2007, the Company had $600,386 in cash compared with $482,251 at December 31, 2006.

Net cash provided by operating activities was $524,923 for the quarter ended March 31, 2007.  The net cash provided by operating activities for the 2007 period is primarily a result of cash provided by operating assets and liabilities of $773,710 and non-cash charges of $141,153, offset by a net loss of $389,940.  The decrease in accounts receivable approximating $613,355 was primarily a result of the cyclical decrease in sales during the first quarter.  Accounts payable increased due to additional inventory purchases in preparation for the increased demand of sales of air conditioning products for the second quarter of 2007.

Cash flows used in investing activities were $60,373 during the quarter ended March 31, 2007 due to purchases of equipment.

Cash flows used in financing activities of $346,415 consisted of $340,313 for repayments under the credit facility-revolving credit and $19,102 for repayments on notes payable.  Cash flows provided by financing activities consisted of $13,000 received from the exercise of stock options.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less .25% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $112,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2007.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4.  Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

An evaluation had been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the Evaluation Date, the disclosure controls and procedures were reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In conjunction with the preparation of this Form 10-Q of the Company, and following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as income, not as a reduction of costs when sold.  Accordingly, the Company has now concluded that its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of March 31, 2007.  In connection with the review of its accounting for vendor rebates, the Company’s management obtained the necessary understanding of the accounting and reporting for such transactions.  The Company also decided to augment its finance and accounting staff by retaining an experienced independent consultant who will enhance the Company’s financial accounting and reporting capabilities.

b.	Changes in Internal Controls

Other than described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Section 7 Litigation, of this Report on Form 10-Q.

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

Dated: May 21, 2007	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer