Form 10-Q
period 2007-06-30
COLONIAL COMMERCIAL CORP
filed 2007-08-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number:  1-6663

COLONIAL COMMERCIAL CORP.
(Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, $.05 par value per share	4,645,680 shares
Convertible Preferred Stock, $.05 par value per share	467,500 shares

Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$1,104,993	$482,251
Accounts receivable, net of allowance for doubtful accounts of $237,744 in 2007 and
$212,043 in 2006	10,467,946	9,069,301
Inventory	14,322,144	12,854,317
Prepaid expenses and other current assets	1,231,169	1,057,099
Deferred tax asset - current portion	420,000	420,000
Total current assets	27,546,252	23,882,968
Property and equipment	1,507,904	1,512,666
Goodwill	1,628,133	1,628,133
Other intangibles	2,500	3,500
Other assets - noncurrent	179,268	202,177
Deferred tax asset - noncurrent	1,288,500	1,288,500
	$32,152,557	$28,517,944
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,715,616	$4,719,160
Accrued liabilities	1,748,260	1,975,175
Income taxes payable	15,127	1,630
Borrowings under credit facility - revolving credit	14,439,983	13,615,696
Notes payable - current portion; includes related party notes of $30,000 in 2007 and 2006	135,051	136,539
Total current liabilities	24,054,037	20,448,200
Convertible notes payable, includes related party notes of $325,000 in 2007 and 2006	525,000	525,000
Other notes payable, excluding current portion; includes related party notes of $701,875 in 2007 and $703,750 in 2006	774,102	792,394
Total liabilities	25,353,139	21,765,594

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized,467,500 shares issued and outstanding in 2007 and 2006, liquidation preference of $2,337,500 in 2007 and 2006	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,645,680 in 2007 and 4,593,680 in 2006 shares issued and outstanding	232,284	229,684
Additional paid-in capital	10,735,203	10,707,791
Accumulated deficit	(4,191,444)	(4,208,500)
Total stockholders' equity	6,799,418	6,752,350
	$32,152,557	$28,517,944
See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$22,128,569	$18,155,812	$38,170,801	$33,040,025
Cost of sales	16,025,133	12,718,347	27,195,863	22,917,233
Gross profit	6,103,436	5,437,465	10,974,938	10,122,792

Selling, general and administrative expenses	5,364,444	4,793,206	10,353,050	9,550,068
Operating income	738,992	644,259	621,888	572,724

Other income	78,479	63,467	143,077	129,256
Interest expense, net; includes related party interest of $25,767 and $25,765 for the three months ended June 30, 2007 and 2006, respectively, and $51,734and $51,393 for the six months ended June 30, 2007and 2006, respectively	(361,254)	(336,240)	(695,296)	(635,902)
Income before income taxes	456,217	371,486	69,669	66,078

Income tax expense	49,222	33,121	52,613	52,242
Net Income	$406,995	$338,365	$17,056	$13,836

Income per common share:
Basic	$0.09	$0.07	$0.00	$0.00
Diluted	$0.08	$0.06	$0.00	$0.00

Weighted average shares outstanding:
Basic	4,645,680	4,579,846	4,645,393	4,578,606
Diluted	5,306,768	5,127,026	5,131,934	5,138,556

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income	$17,056	$13,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	17,012	-
Provision for doubtful accounts	153,195	84,310
Depreciation	247,737	222,472
Amortization of intangibles	1,000	6,834
Accretion of debt discount	18,750	18,750
Changes in operating assets and liabilities
Accounts receivable	(1,551,840)	(717,287)
Inventory	(1,467,827)	(1,547,010)
Prepaid expenses and other current assets	(174,070)	73,548
Other assets - noncurrent	22,909	3,153
Trade payables	2,996,456	97,153
Accrued liabilities	(226,915)	(26,782)
Income taxes payable	13,497	(11,801)
Net cash provided by (used in) operating activities	66,960	(1,782,824)

Cash flows from investing activities:
Additions to property and equipment	(242,975)	(195,959)
Net cash used in investing activities	(242,975)	(195,959)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	13,000	8,000
Repayments of notes payable: includes related party repayments of $0 in 2007, and $30,289 in 2006.	(38,530)	(64,922)
Issuance of notes payable	-	13,073
Borrowings under credit facility - term loan/overadvance	-	250,000
Borrowings under credit facility - revolving credit	824,287	2,129,188
Net cash provided by financing activities	798,757	2,335,339
Increase in cash	622,742	356,556
Cash - beginning of period	482,251	613,456
Cash - end of period	$1,104,993	$970,012

See accompanying notes to unaudited condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2007 is not necessarily indicative of the operating results that may be achieved for the full year.

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

Contents

The following table summarizes information about stock options at June 30, 2007:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.25	22,000	1.98	$.25
$1.85	30,000	9.44	$1.85
	52,000		$1.17	$27,500

Options Outstanding and Non-exercisable
$1.85	45,000	9.44	$1.85	$0

For the quarters ended June 30, 2007 and 2006, the amount of stock based compensation was $6,676 and $0, respectively.  For the six months ended June 30, 2007 and 2006, the amount of stock based compensation was $17,011 and $0, respectively.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $85,800.  No stock options were exercised during the quarter ended June 30, 2007.

3.	Equity Transactions

During the quarter ended June 30, 2007, no shares of redeemable preferred stock were converted into common stock.  During the quarter ended June 30, 2006, holders of a total 6,642 shares of redeemable preferred stock converted these shares into 6,642 shares of common stock.

During the six months ended June 30, 2007, no shares of redeemable preferred stock were converted into common stock.  During the six months ended June 30, 2006, holders of a total 15,797 shares of redeemable preferred stock converted these shares into 15,797 shares of common stock.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash paid during the period for:
Interest	$681,012	$598,810
Income taxes	$20.410	$65,179

Contents

5.	Net Income Per Common Share

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2007	2006		2007		2006
		(Restated)				(Restated)
Net Income (numerator for basic income per share)	$406,995	$338,365		$17,056		$13,836
Interest expense on convertible notes (net of tax)	$12,879	-	(1)	-	(1)	-	(1)
Adjusted Net Income (numerator for diluted income per share)	$419,874	$338,365		$17,056		$13,836

Weighted average common shares
(denominator for basic income per share)	4,645,680	4,579,846		4,645,393		4,578,606

Effect of dilutive securities:
Convertible preferred stock	467,500	474,267		467,500		477,018
Convertible notes	175,000	-	(1)	-	(1)	-	(1)
Stock options	18,588	72,913		19,041		82,932

Weighted average common and potential common shares
outstanding (denominator for diluted income per share)	5,306,768	5,127,026		5,131,934		5,138,556

Basic net income per share	$0.09	$0.07		$0.00		$0.00

Diluted net income per share	$0.08	$0.07		$0.00		$0.00

(1) Convertible notes are not assumed to be converted for purposes of computing diluted net income per share if the effect would be antidilutive.

6.	Financing Arrangements

At June 30, 2007, the amount outstanding under the Company’s credit facility with Wells Fargo Business Credit, Inc. (“Wells”) was $14,439,983, and the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Availability under the revolving credit line was $160,017 as of June 30, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The interest rate on the revolving credit facility as of June 30, 2007 was 8.0%.

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 102 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 15 filed actions in 2007, seven filed actions in 2006, 15 filed actions in 2005, 42 filed actions in 2004, 20 filed actions in 2003, and three filed actions in 2002. There are 113 other plaintiffs that have had their actions dismissed and nine other plaintiffs that have settled as of June 30, 2007 for a total of $3,325,500. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, six filed actions in 2006, 11 filed actions in 2005, five filed actions in 2001, one filed an action in 2000, and two filed actions in 1999.  Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,325,500 of settled actions, two plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there currently exist 28 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Contents

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2007 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of June 30, 2007, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2007, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

Contents

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

9.	Income Tax Expense

The Company’s income tax expense for the quarter ended June 30, 2007 was $49,222 compared to $33,121 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company’s subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s income tax expense for the six months ended June 30, 2007 was $52,613 compared to $52,242 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company’s subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

10.	Related Party Transactions

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

Contents

William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $31,625 and $33,376 in rent during the quarters ended June 30, 2007 and 2006, respectively.  The Company paid Pioneer Realty Holdings, LLC $62,725 and $66,751 in rent during the six months ended June 30, 2007 and 2006, respectively.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005.  Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006 until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the quarters ended June 30, 2007 and 2006, respectively, was $27,025 and $57,126.  Professional fees paid to Oscar Folger’s law firm for the six months ended June 30, 2007 and 2006, respectively, was $51,425 and $59,901.  Additionally, $0 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the quarters ended June 30, 2007 and 2006, respectively, and $3,000 and $6,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the six month ended June 30, 2007 and 2006, respectively.

11.	Restatement

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

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment for the quarter ended June 30, 2006 included a decrease in gross profit of $3,468 from $5,440,933 to a restated gross profit of $5,437,465, which resulted in a net income adjustment from $341,833 to a restated net income of $338,365.  Earnings per common share remained unchanged at $0.07 basic and $0.06 diluted per common share.

Contents

The adjustment for the six months ended June 30, 2006 included an increase in gross profit of $95,092 from $10,027,700 to a restated gross profit of $10,122,792, which resulted in a net income of $13,836 from a net loss of $81,256.  Earnings per common share, basic and diluted, were restated to $0.00 per common share from $(0.02) per common share.  The adjustment reduced the carrying value of inventory at June 30, 2006 by $224,430.

The following tables isolate each of the restated amounts in the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2006 and consolidated statement of cash flows for the six months ended June 30, 2006.

Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended		For the Six Months Ended
	June 30,		June 30
	Restated	As Previously Reported	Restated	As Previously Reported
	2006	2006	2006	2006
Cost of Sales	$12,718,347	$12,714,879	$22,917,233	$23,012,325
Gross Profit	5,437,465	5,440,933	10,122,792	10,027,700
Operating income	644,259	647,727	572,724	477,632
Income (loss) before income taxes	371,486	374,954	66,078	(29,014)
Net income (loss)	$338,365	$341,833	$13,836	$(81,256)
Income (loss) per common share:
Basic:	$0.07	$0.07	$0.00	$(0.02)
Diluted:	$0.06	$0.06	$0.00	$(0.02)
Weighted average shares outstanding:
Basic:	4,579,846	4,579,846	4,578,606	4,578,606
Diluted:	5,127,026	5,302,026	5,138,556	4,578,606

Contents

Consolidated Statement of Cash Flows
(Unaudited)

	For The Six Months Ended
	Restated	As Previously Reported
	2006	2006
Net income (loss)	$13,836	$(81,256)
Inventory	(1,547,010)	(1,451,918)

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

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects.  When used in this report, the words, “anticipates,” “expects,” “believes,” “may,” “intends,” and similar expressions are intended to be among the statements that identify forward-looking statements.   From time to time, the Company may also publish forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Contents

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

Contents

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $131,238 and $87,368 for the quarter ended June 30, 2007 and 2006, respectively and $255,753 and $191,307 for the six months ended June 30, 2007 and 2006, respectively.

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

Contents

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment for the quarter ended June 30, 2006 included a decrease in gross profit of $3,468 from $5,440,933 to a restated gross profit of $5,437,465, which resulted in a net income adjustment from $341,833 to a restated net income of $338,365.  Earnings per common share remained unchanged at $0.07 basic and $0.06 diluted per common share.

The adjustment for the six months ended June 30, 2006 included an increase in gross profit of $95,092 from $10,027,700 to a restated gross profit of $10,122,792, which resulted in a net income of $13,836 from a net loss of $81,256.  Earnings per common share, basic and diluted, were restated to $0.00 per common share from $(0.02) per common share.  The adjustment reduced the carrying value of inventory at June 30, 2006 by $224,430.

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

Contents

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

Results of Operations For the Quarter Ended June 30, 2007 and 2006

Sales increased by 21.9%, or $3,972,757, to $22,128,569 for the quarter ended June 30, 2007 from $18,155,812 for the same period in 2006.  The increase in sales is primarily a result of sales of appliances in 2007 that the Company was not offering until September 2006, increases in our commercial and residential air conditioning equipment sales, along with an increase in our commercial control systems business.

Contents

Gross profit increased by 12.2%, or $665,971, to $6,103,436 for the quarter ended June 30, 2007 from $5,437,465 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 2.3% to 27.6% in 2007 compared to 29.9% for the comparable period in 2006.  The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more lower-margin high volume products such as residential air conditioning equipment, and the sale of appliances which the Company was not offering until September 2006, without a corresponding increase in sales of higher-margin products such as showroom plumbing and fixture sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $131,238 and $87,368 for the quarter ended June 30, 2007 and 2006, respectively.

Operating income increased by 14.7%, or $94,733, to $738,992 for the quarter ended June 30, 2007 from $644,259 for the same period in 2006.  This percentage increase in operating income reflects the effect of the difference between the increase in gross profit of 12.2% compared to the increase in selling, general and administrative expenses of 11.9%.  The increase in selling, general and administrative expenses was $571,238, to $5,364,444 for the quarter ended June 30, 2007 from $4,793,206 for the same period in 2006. The increase in selling, general and administrative expense is primarily due to staffing, marketing and advertising expenses related to the sales of appliances in 2007 that the Company was not offering until September 2006 and an increase in the provision for doubtful accounts.  Additionally, the Company incurred additional expenses of $110,000 relating to its new branch located in the Albany, New York area which opened on April 10, 2007.

Pre-tax income increased by 22.8%, or $84,731, to $456,217 for the quarter ended June 30, 2007 from $371,486 for the same period in 2006.Net interest expense increased by 7.4%, or $25,014, to $361,254 for the quarter ended June 30, 2007 from $336,240 for the same period in 2006.  The net interest expense increase is primarily the result of higher average interest rates and increased borrowings under the credit line.  The Company used its increased borrowings both to access favorable payment terms with its vendors and to finance higher inventory levels and accounts receivable related to the increased sales of air conditioning products in the second quarter of 2007.

The Company’s income tax expense for the quarter ended June 30, 2007 was $49,222 compared to $33,121 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company’s subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s net income increased by 20.3%, or $68,630, to $406,995 for the quarter ended June 30, 2007, compared to net income of $338,365 for the same period in 2006. The increase in net income is primarily the result of the effect of increased sales and gross margin dollars offset by a lesser increase in selling, general and administrative expenses.

Contents

Results of Operations For the Six Months Ended June 30, 2007 and 2006

Sales increased by 15.5%, or $5,130,776, to $38,170,801 for the six months ended June 30, 2007 from $33,040,025 for the same period in 2006.  The increase in sales is primarily a result of sales of appliances in 2007 that the Company was not offering until September 2006, increases in our commercial and residential air conditioning equipment sales, along with an increase in our commercial control systems business, offset by reduced sales of our showroom plumbing fixtures.

Gross profit increased by 8.4%, or $852,146, to $10,974,938 for the six months ended June 30, 2007 from $10,122,792 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 1.8% to 28.8% in 2007 compared to 30.6% for the comparable period in 2006.  The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more lower-margin high volume products such as residential air conditioning equipment, and the sale of appliances which the Company was not offering until September 2006, without a corresponding increase in sales of higher-margin products such as showroom plumbing and fixture sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $255,753 and $191,307 for the six months ended June 30, 2007 and 2006, respectively.

Operating income increased by 8.6%, or $49,164, to $621,888 for the six months ended June 30, 2007 from $572,724 for the same period in 2006.  This percentage increase in operating income reflects the effect of the difference between the increase in gross profit of $852,146 compared to the increase in selling, general and administrative expenses.  The increase in selling, general and administrative expenses was $802,982, to $10,353,050 for the six months ended June 30, 2007 from $9,550,068 for the same period in 2006.  The increase in selling, general and administrative expense is primarily due to staffing, marketing and advertising expenses related to the sales of appliances in 2007 that the Company was not offering until September 2006.  Additionally, the Company incurred additional expenses of $115,000 relating to its new branch located in the Albany, New York area which opened on April 10, 2007.

Pre-tax income increased by 5.4%, or $3,591, to $69,669 for the six months ended June 30, 2007 from $66,078 for the same period in 2006.Net interest expense increased by 9.3%, or $59,394, to $695,296 for the six months ended June 30, 2007 from $635,902 for the same period in 2006.  The net interest expense increase is primarily the result of higher average interest rates and increased borrowings under the credit line.  The Company used its increased borrowings both to access favorable payment terms with its vendors and to finance higher inventory levels and accounts receivable related to increased appliance sales as well as increased air conditioning sales in the second quarter of 2007.

The Company’s income tax expense for the six months ended June 30, 2007 was $52,613 compared to $52,242 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company’s subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

Contents

The Company’s net income increased by 23.3%, or $3,220, to $17,056 for the six months ended June 30, 2007, compared to net income of $13,836 for the same period in 2006.  The increase in net income is primarily the result of the effect of increased sales and gross margin dollars offset by a lesser increase in selling, general and administrative expenses.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter and six months ended June 30, 2007 and 2006.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.4	70.1	71.2	69.4
Gross profit	27.6	29.9	28.8	30.6

Selling, general and administrative expenses	24.3	26.3	27.2	28.9
Operating income	3.3	3.6	1.6	1.7

Other income	0.4	0.4	0.4	0.4
Interest expense, net	(1.6)	(1.9)	(1.8)	(1.9)
Income before taxes	2.1	2.1	0.2	0.2

Income taxes	(0.3)	(0.2)	(0.2)	(0.2)

Net income	1.8%	1.9%	0.0%	0.0%

Liquidity and Capital Resources

The Company has a total secured loan facility of $15,000,000 pursuant to a credit and security agreement (“Agreement”) with Wells Fargo Business Credit, Inc. (“Wells”) consisting of a revolving line of credit which expires August 1, 2010.  The revolving credit line bears interest at .25% below prime.  At June 30, 2007, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Availability under the revolving credit line was $160,017 as of June 30, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $14,439,983 as of June 30, 2007.  The interest rate on the revolving credit facility as of June 30, 2007 was 8.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.

As of June 30, 2007, the Company had $1,104,993 in cash compared with $482,251 at December 31, 2006.

Contents

Net cash provided by operating activities was $66,960 for the six months ended June 30, 2007.  The net cash provided by operating activities for the 2007 period is primarily a result of cash provided by net income of $17,056 and non-cash charges of $437,694, offset by operating assets and liabilities of $387,790.  The increase in accounts receivable of $1,551,840 was primarily a result of increased sales during the second quarter.  Accounts payable increased due to additional inventory purchases to support increased sales.

Cash flows used in investing activities were $242,975 during the quarter ended June 30, 2007 due to purchases of equipment.

Cash flows provided by financing activities of $798,757 consisted of $824,287 in borrowings under the credit facility-revolving credit and $13,000 received from the exercise of stock options.  Cash flows used in financing activities consisted of $38,530 for repayments of notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less .25% and a $750,000 note to Goldman Associates of NY, Inc. which bears interest at prime.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $122,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2007.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4.  Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Prior to March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Contents

On May 21, 2007, following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be recorded as an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as income, not as a reduction of costs when sold.  The Company adjusted certain vendor rebates using the cumulative effect transition method pursuant to the guidance contained in SAB 108.  Accordingly, the Company concluded that its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of March 31, 2007.

On July 23, 2007, the Audit Committee and management of the Company concluded that the Company had improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004.  Accordingly, the Company has again concluded that this is a result of material weaknesses in our internal controls over financial reporting and the Company’s controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of June 30, 2007.  In connection with the review of its accounting for vendor rebates, the Company’s management believed that it obtained the necessary understanding of the accounting and reporting for such transactions.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

b.	Changes in Internal Controls

Other than described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Section 7 Litigation, of this Report on Form 10-Q.

Items 1A, 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

a.	An Annual Meeting of Shareholders was held on June 12, 2006.

b.
On June 12 2006, the common and preferred shareholders elected E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors.  The common and preferred shareholders voted in favor of a resolution appointing Eisner LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.

Contents

PROPOSAL	FOR	AGAINST	ABSTAINED

For the common and preferred shareholders to elect E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors:

E. Bruce Fredrikson	4,632,820	-	18,484
Melissa Goldman-Williams	4,575,737	-	75,567
Michael Goldman	4,576,883	-	74,421
Stuart H. Lubow	4,633,258	-	18,046
Ronald H. Miller	4,632,313		18,991
William Pagano	4,576,664	-	74,640

To ratify the selection of Eisner LLP as independent public accountants of the Company for the fiscal year ending December 31, 2007:	4,584,417	8,987	57,900

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer