Form 10-K/A
period 2006-12-31
COLONIAL COMMERCIAL CORP
filed 2007-08-27
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Explanatory Note

This Form 10-K/A (Amendment Number 2) is being filed to revise certain sections of the Form 10-K/A for the year ended December 31, 2006, which the Company previously filed with the Securities and Exchange Commission May 21, 2007.  The Company filed this restatement on Form 10-K/A using the cumulative effect transition method pursuant to the guidance contained in SAB 108.

Subsequent communications with the Securities and Exchange Commission (“SEC”) found that the Company had improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004.  The Audit Committee and management of the Company concurred with the SEC and determined that it is necessary to restate the Company’s financial statements for the years ended December 31, 2004 and 2005, as they relate to the treatment of vendor rebates.  No changes have been made to the Company’s consolidated balance sheet, statement of operations and cash flows for the year ended December 31, 2006, related to this change, as previously reported in the Form 10-K/A.  The Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2006 has been restated to remove the cumulative effect of the adoption of SAB 108.

The Audit Committee and management of the Company has concluded that certain vendor rebates should be an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as a reduction of cost of sales when earned, not as a reduction of costs when sold.  When adjusting vendor rebates to be recognized as a reduction of cost of sales, a decrease of gross profit of $137,736 was recognized for the year ended December 31, 2004 and a decrease of gross profit of $52,779 was recognized for the year ended December 31, 2005.  Retained earnings at the beginning of 2004 has been adjusted by $129,006 to correct an error made in 2003 for the treatment of vendor rebates.  The Company had a net operating loss carryforward for federal tax purposes greater than any amount of federal taxes which would have been due for each of the years ended December 31, 2004 and 2005, therefore, the Company determined that the tax effect of these adjustments was immaterial and, accordingly, the Company has made no adjustment.

Additionally, the Audit Committee and management of the Company concluded that per SFAS 128 convertible note interest, net of taxes, should be added back to net income when calculating diluted earnings per share to determine if the effect would be antidilutive.  Previously, the Company did not add back interest, net of taxes, on convertible notes when making this calculation.  The Company has corrected this procedure.  The only changes resulting from this correction are to the number of diluted weighted average shares outstanding and the diluted earnings per share.  This correction resulted in an increase of $0.01 to diluted earnings per share for the year ended December 31, 2006, no change to diluted earnings per share for the year ended December 31, 2005 and a reduction of $0.02 to diluted earnings per share for the year ended December 31, 2004.

The following sections are restated in this Form 10-K/A (Amendment Number 2):

Item 6. Selected Financial Data is restated to revise the statement of operations and balance sheet data for the years ended December 31, 2003, 2004 and 2005 and the statement of operations for the year ended December 31, 2006.  No changes have been made to the balance sheet for December 31, 2006 as previously reported in the Form 10-K/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is restated under the captions Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005 and Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data is revised to restate the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2005, consolidated balance sheet for the year ended December 31, 2005 and consolidated statement of operations and stockholder’s equity for the year ended December 31, 2006  Also restated are the following Notes to the Consolidated Financial Statements: 1. Summary of Significant Accounting Policies and Practices, under the paragraphs (j) Stock Options and (p) Restatement; 10. Net Income Per Common Share; 11. Income Taxes; and 18. Quarterly Results (Unaudited).  No changes have been made to the Company’s consolidated balance sheets and cash flows for the year ended December 31, 2006 as previously reported in the Form 10-K/A.

Item 9A. Controls and Procedures is restated to state that the Audit Committee and management of the Company has concluded that the Company improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004 and that per SFAS 128 convertible note interest, net of taxes, should be added back to net income when calculating diluted earnings per share to determine if the effect would be antidilutive, as set forth in this Form 10-K/A (Amendment Number 2).  The need for this restatement of our financial statements is a result of material weaknesses in our internal controls over financial reporting.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A (Amendment Number 2) under Part IV, Item 15. Exhibits and Financial Statement Schedules.

For purposes of this Form 10-K/A (Amendment Number 2), and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Form 10-K/A for the year ended December 31, 2006, as originally filed on May 21, 2007, that was affected by this restatement, has been amended and restated in its entirety.  No attempt has been made in this Form 10-K/A (Amendment Number 2) to modify or update other disclosures as presented in the original Form 10-K/A, except as required to reflect such restatements.

Because this Form 10-K/A (Amendment Number 2) restates all of the pertinent financial data for the affected periods, we do not intend to restate our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006.  As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this Form 10-K/A (Amendment Number 2).  Additionally, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and adjustment to diluted net income per common share and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

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

Item 6.  Selected Financial Data

	Years Ended December 31,
	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported
	2006	2006	2005	2005	2004	2004	2003	2003	2002
Sales	$71,494,652	$71,494,652	$66,690,945	$66,690,945	$61,454,128	$61,454,128	$44,671,136	$44,671,136	$36,998,800
Operating income	2,017,082	2,017,082	2,347,645	2,400,424	1,580,076	1,717,812	1,167,591	1,296,597	226,567
Income (loss) from continuing operations	815,772	815,772	2,062,852	2,115,631	1,523,420	1,661,156	1,191,257	1,320,263	(106,310)
Income from operations of discontinued segment	-	-	-	-	-	-	-	-	3,300,695 (1)

Net income	$815,772	$815,772	$2,062,852	$2,115,631	$1,523,420	$1,661,156	$1,191,257	$1,320,263	$3,194,385
Income (loss) per common share:
Basic:
Continuing operations	$.18	$.18	$.48	$.49	$.45	$.49	$.60	$.67	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$-	$-	$-	$-	$2.06
Net income per common share	$.18	$.18	$.48	$.49	$.45	$.49	$.60	$.67	$1.99
Diluted:
Continuing operations	$.16	$.15	$.40	$.40	$.34	$.36	$.34	$.38	$(0.07)
Income on discontinued operation	$-	$-	$-	$-	$-	$-	$-	$-	$2.06
Net income per common share	$.16	$.15	$.40	$.40	$.34	$.36	$.34	$.38	$1.99

	December 31,
		Restated	As Previously Reported	Restated	As Previously Reported	Restated		As Previously Reported
	2006	2005	2005	2004	2004	2003		2003		2002
Total assets	$28,517,944	$27,217,854	$27,537,375	$24,248,516	$24,515,258	$20,489,981		$20,618,987		$13,686,842
Current liabilities
Borrowings under credit facility	13,615,696	11,745,985	11,745,985	12,325,209	12,325,209	12,232,030	(1)	12,232,030	(1)	10,350,889	(1)
Other	6,832,504	8,216,989	8,216,989	6,617,377	6,617,377	7,089,276	(2)	7,089,276	(2)	3,953,063	(2)
Long-term liabilities, less current obligations	1,317,394	1,400,834	1,400,834	1,398,774	1,398,774	326,700		326,700		64,775

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

Gross profit increased by 6.5%, or $1,306,809, to $21,437,206 for the year ended December 31, 2006 from $20,130,397 for the same period in 2005.  Gross profit expressed as a percentage of sales decreased by 0.2% to 30.0% in 2006 compared to 30.2% for the comparable period in 2005.  The lower gross profit expressed as a percentage of sales was caused by a decrease in sales of parts for heating systems due to a warmer November and December.  The sale of parts usually commands higher margins than equipment sales.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $431,780 and $421,248 for the years ended December 31, 2006 and 2005, respectively.

Operating income decreased by 14.1%, or $330,563, to $2,017,082 for the year ended December 31, 2006 from $2,347,645 for the same period in 2005.  This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 6.5% compared to the increase in selling, general and administrative expenses of 9.2%.  The increase in selling, general and administrative expenses was $1,637,372 to $19,420,124 for the year ended December 31, 2006 from $17,782,752 for the same period in 2005.  This was caused by increased expenses for additional personnel to improve customer service, and added cost for increased health insurance, gasoline, utility expenses and decreasing sales in our heating replacement parts and commercial control systems business.  Staffing costs increased by $802,077, while costs for trucking, fuel, and facilities increased by $197,670.

Other income increased by 1.9%, or $5,269, to $277,866 for the year ended December 31, 2006 from $272,597 for the same period in 2005.  This increase is primarily the result of an increase in service charges collected from customers’ past due invoices in the year ended December 31, 2006.  Interest expense, net increased by 29.7%, or $310,331, to $1,354,785 for the year ended December 31, 2006 from $1,044,454 for the same period in 2005.  The interest expense increase is the result of increasing interest rates and increased borrowings under the credit line to support higher inventory levels and accounts receivable related to increased sales and higher inventory levels.  The revolving credit line bears interest at .25% below prime rate, which was 8.0% at December 31, 2006 compared to 7.25% at December 31, 2005.  As a result, pre tax income decreased by 40.3%, or $635,625, to $940,163 for the year ended December 31, 2006 from $1,575,788 for the same period in 2005.

The Company’s net income decreased by 60.5%, or $1,247,080, to $815,772 for the year ended December 31, 2006, compared to net income of $2,062,852 for the same period in 2005.  This decrease in net income was caused by the decrease in pre-tax income of $635,625, as stated above, in addition to the effect of the inclusion of a deferred tax benefit in the year ended December 31, 2005 in the amount of $641,500 with no benefit recognized in the year ended December 31, 2006.  In 2005, the tax benefit resulted from extending the tax benefit calculation from a two year earnings projection to a three year earnings projection, due to improved earnings predictability.

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

The Company’s net income increased 35.4% to $2,062,852 for the year ended December 31, 2005, compared to net income of $1,523,420 for the same period in 2004.

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

Gross profit increased 10.3% to $20,130,397 for the year ended December 31, 2005 from $18,246,411 for the same period in 2004.  The increase in gross profit is primarily the result of the mentioned increases in sales, and the Company’s improved ability to purchase products at more favorable pricing. Gross profit expressed as a percentage of sales increased to 30.2% in 2005 compared to 29.7% for the comparable period in 2004.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $421,248 and $325,109 for the years ended December 31, 2005 and 2004, respectively.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were not reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On May 21, 2007, following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be recorded as an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as income, not as a reduction of costs when sold.  The Company adjusted certain vendor rebates using the cumulative effect transition method pursuant to the guidance contained in SAB 108.  Based upon this evaluation, the Company concluded that as of December 31, 2006, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective.

On July 23, 2007, the Audit Committee and management of the Company concluded that the Company had improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004.

Additionally, the Audit Committee and management of the Company concluded that per SFAS 128 convertible note interest, net of taxes, should be added back to net income when calculating diluted earnings per share to determine if the effect would be antidilutive.  Previously, the Company did not add back interest, net of taxes, on convertible notes when making this calculation.  The Company has corrected this procedure.  The only changes resulting from this correction are to the number of diluted weighted average shares outstanding and the diluted earnings per share.

Accordingly, the Company has again concluded that the above is a result of material weaknesses in our internal controls over financial reporting and the Company’s controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of December 31, 2006.  In connection with the review of its accounting for vendor rebates, the Company’s management believed that it obtained the necessary understanding of the accounting and reporting for such transactions.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

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

Dr. E. Bruce Fredrikson

Dr. E. Bruce Fredrikson has been a Director of the Company since January 28, 2005. Dr. Fredrikson is currently an independent consultant in corporate finance and governance.  He is Professor of Finance, Emeritus, at Syracuse University’s Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company and of Track Data Corporation, a financial services company.  Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

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

(2)  Michael Goldman is the President and majority shareholder of Goldman Associates of NY, Inc. (“Goldman Associates”). Goldman Associates is the owner of 949,255 shares of Common Stock (“Goldman Shares”) and warrants (“Warrants”) to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share. The Warrants are exercisable at any time prior to their expiration on December 31, 2008.  Mr. Goldman is the owner of 183,000 shares of Common Stock and the beneficial owner of the Warrants and the Goldman Shares.  Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates of New York, Inc. and Michael Goldman disclaim beneficial ownership.  Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policies and Procedures

Policy

It is the policy of the Board of Directors of Colonial Commercial Corp. (the “Company”) that all Interested Transactions with Related Parties, as those terms are defined in this policy, shall be subject to approval or ratification in accordance with the procedures set forth below.

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

The Board of Directors and the Audit Committee have reviewed the Interested Transactions described below in “Standing Pre-Approval for Certain Interested Transactions” and determined that each of the Interested Transactions described therein shall be deemed to be pre-approved or ratified (as applicable) by the Board and the Audit Committee under the terms of this policy.

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

a.
the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s (“SEC’s”) compensation disclosure requirements (generally applicable to “named executive officers”); or

b.
the executive officer is not an immediate family member of another executive officer or Director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer”, and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation.

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

Audit Related Fees

The Company did not incur audit related fees from Weiser in 2006 and 2005.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

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

As discussed in Note 1(j) to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.  Also, as discussed in Note 1(p) the accompanying consolidated financial statements have been restated.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2006, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Weiser LLP
New York, NY
March 22, 2007, (August 13, 2007, as to the effects of the restatements discussed in Note 1(p) to the consolidated financial statements)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
		(Restated)
Assets
Current assets:
Cash	$482,251	$613,456
Accounts receivable, net of allowance for doubtful accounts of $212,043 in 2006 and $185,971 in 2005	9,069,301	8,489,717
Inventory	12,854,317	11,894,740
Prepaid expenses and other current assets	1,057,099	1,066,658
Deferred tax asset - current portion	420,000	637,500
Total current assets	23,882,968	22,702,071
Property and equipment	1,512,666	1,669,484
Goodwill	1,628,133	1,628,133
Other intangibles	3,500	11,334
Other assets - noncurrent	202,177	135,832
Deferred tax asset - noncurrent	1,288,500	1,071,000
	$28,517,944	$27,217,854
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$4,719,160	$5,991,946
Accrued liabilities	1,975,175	2,047,159
Income taxes payable	1,630	12,772
Borrowings under credit facility - revolving credit	13,615,696	11,183,008
Borrowings under credit facility - term loan/overadvance	-	562,977
Notes payable - current portion; includes related party notes of $30,000 in 2006 and $60,389 in 2005	136,539	165,112
Total current liabilities	20,448,200	19,962,974
Notes payable, excluding current portion; includes related party notes of $1,008,125 in 2006and $1,000,625 in 2005	1,317,394	1,400,834
Total liabilities	21,765,594	21,363,808
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 in 2006 and 484,721 in 2005 shares issued and outstanding, liquidation preference of $2,337,500 in 2006 and $2,423,605 in 2005	23,375	24,236
Common stock, $.05 par value, 20,000,000 shares authorized, 4,593,680 in 2006 and 4,544,459 in 2005 shares issued and outstanding	229,684	227,223
Additional paid-in capital	10,707,791	10,626,859
Accumulated deficit	(4,208,500)	(5,024,272)
Total stockholders' equity	6,752,350	5,854,046
	$28,517,944	$27,217,854

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)

Sales	$71,494,652	$66,690,945	$61,454,128
Cost of sales	50,057,446	46,560,548	43,207,717
Gross profit	21,437,206	20,130,397	18,246,411

Selling, general and administrative expenses, net	19,420,124	17,782,752	16,666,335
Operating income	2,017,082	2,347,645	1,580,076

Other income	277,866	272,597	320,359
Interest expense, net; includes related party interest of $104,485 in 2006, $93,154 in 2005 and $45,007 in 2004	(1,354,785)	(1,044,454)	(875,683)
Income from operations before income tax benefit	940,163	1,575,788	1,024,752

Income tax expense (benefit)	124,391	(487,064)	(498,668)
Net income	$815,772	$2,062,852	$1,523,420

Income per common share:
Basic	$0.18	$0.48	$0.45
Diluted	$0.16	$0.40	$0.34

Weighted average shares outstanding:
Basic	4,579,129	4,295,697	3,403,152
Diluted	5,125,646	5,293,114	4,587,966

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For  the Years Ended December 31, 2006, 2005, and 2004

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2003	1,466,792	2,403,318	$73,340	$120,166	$9,259,013	$(8,481,538)	$970,981

Prior period adjustment (See Note 1(p))						(129,006)	(129,006)
Balance at January 1, 2004, Restated	1,466,792	2,403,318	$73,340	$120,166	$9,259,013	$(8,610,544)	$841,975

Net income, Restated						1,523,420	1,523,420
Stock-based compensation					62,025		62,025
Conversion of shares of preferred stock to common stock	(83,623)	83,623	(4,181)	4,181			-
Retirement of preferred stock	(592,730)		(29,637)		(326,002)		(355,639)
Issuance of common stock		1,620,000		81,000	1,554,000		1,635,000
Options exercised		51,500		2,575	10,300		12,875
Warrant value					187,500		187,500
Balance at December 31, 2004, Restated	790,439	4,158,441	39,522	207,922	10,746,836	(7,087,124)	3,907,156

Net income, Restated						2,062,852	2,062,852
Stock-based compensation					(74,450)		(74,450)
Conversion of shares of preferred stock to common stock	(298,018)	298,018	(14,901)	14,901			-
Retirement of preferred stock	(7,700)		(385)		(15,015)		(15,400)
Options exercised		88,000		4,400	17,600		22,000
Tax effect of options exercised					(48,112)		(48,112)
Balance at December 31, 2005, Restated	484,721	4,544,459	24,236	227,223	10,626,859	(5,024,272)	5,854,046

Net income						815,772	815,772
Conversion of shares of preferred stock to common stock	(17,221)	17,221	(861)	861			-
Options exercised		32,000		1,600	6,400		8,000
Options issued					53,412		53,412
Tax effect of options exercised					21,120		21,120
Balance at December 31, 2006, Restated	467,500	4,593,680	$23,375	$229,684	$10,707,791	$(4,208,500)	$6,752,350

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$815,772	$2,062,852	$1,523,420
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	-	(641,500)	(645,600)
Stock-based compensation	53,412	(74,450)	62,025
Provision for doubtful accounts	191,357	101,724	225,183
Depreciation	457,322	387,719	366,223
Amortization of intangibles	7,834	16,166	26,667
Accretion of debt discount	37,500	37,500	15,625
Tax effect of options exercised	21,120	(48,112)	-
Changes in operating assets and liabilities
Accounts receivable	(701,615)	(816,853)	(1,745,871)
Inventory	(867,398)	(1,159,168)	(1,081,756)
Prepaid expenses and other current assets	(2,321)	(200,926)	(245,054)
Other assets - noncurrent	(66,345)	47,351	(183,183)
Trade payables	(1,272,786)	1,270,156	(574,089)
Accrued liabilities	(71,984)	303,153	230,428
Income taxes payable	(11,142)	(23,544)	(139,298)
Net cash (used in) provided by operating activities	(1,409,274)	1,262,068	(2,165,280)

Cash flows from investing activities:			-
Additions to property and equipment	(300,504)	(401,054)	(507,241)
Acquisition of Speed Queen assets from Goldman Associates of NY, Inc.	(149,625)
Net cash used in investing activities	(450,129)	(401,054)	(507,241)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	8,000	22,000	1,647,875
Retirement of preferred stock	-	(15,400)	(355,639)
Repayments of notes payable: includes related party repayments of $60,389 in 2006, $48,091 in 2005 and $30,000 in 2004.	(162,586)	(141,292)	(105,883)
Issuance of notes payable: includes related party notes of $0.00 in 2006, $48,480 in 2005 and $1,075,000 in 2004.	13,073	155,699	1,173,392
Issuance of warrants	-	-	187,500
Repayments under credit facility - term loan/overadvance	(562,977)	(1,103,690)	(572,333)
Borrowings under credit facility - revolving credit	2,432,688	524,466	665,512
Net cash provided by (used in) financing activities	1,728,198	(558,217)	2,640,424
(Decrease) increase in cash	(131,205)	302,797	(32,097)
Cash - beginning of period	613,456	310,659	342,756
Cash - end of period	$482,251	$613,456	$310,659

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

	2005 Restated	2005 As Previously Reported	2004 Restated	2004 As Previously Reported

Net income, as reported	$2,062,852	$2,115,631	$1,523,420	$1,661,156

Add: Stock-based compensation related to option repricing	(74,450)	(74,450)	62,025	62,025

Pro forma	$1,988,402	$2,041,181	$1,585,445	$1,723,181

Basic net income per common share
As reported	$0.48	$0.49	$0.45	$0.49
Pro forma	$0.46	$0.48	$0.47	$0.51

Diluted net income per common share
As reported	$0.40	$0.40	$0.34	$0.36
Pro forma	$0.38	$0.39	$0.35	$0.38

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 (p)  Restatement

This Form 10-K/A (Amendment Number 2) is being filed to revise certain sections of the Form 10-K/A for the year ended December 31, 2006, which the Company previously filed with the Securities and Exchange Commission May 21, 2007.  The Company filed this restatement on Form 10-K/A using the cumulative effect transition method pursuant to the guidance contained in SAB 108.

Subsequent communications with the Securities and Exchange Commission (“SEC”) found that the Company had improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004.  The Company has restated its consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2005, consolidated balance sheet for the year ended December 31, 2005 and stockholder’s equity for the year ended December 31, 2006.  The purpose of this restatement was to correct improper accounting for vendor rebates.  Previously, some vendor rebates were recognized as a reduction of cost of sales when earned, not as a reduction of costs when sold.  When adjusting vendor rebates to be recognized as a reduction of cost of sales, a decrease of gross profit of $137,736 was recognized for the year ended December 31, 2004 and a decrease of gross profit of $52,779 was recognized for the year ended December 31, 2005.  Retained earnings at the beginning of 2004 has been adjusted by $129,006 to correct an error made in 2003 for the treatment of vendor rebates.  The Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2006 has been restated to remove the cumulative effect of the adoption of SAB 108.  The Company had a net operating loss carryforward for federal tax purposes greater than any amount of federal taxes which would have been due for each of the years ended December 31, 2004 and 2005, therefore, the Company determined that the tax effect of these adjustments was immaterial and, accordingly, the Company has made no adjustment.

Additionally, the Audit Committee and management of the Company concluded that per SFAS 128 convertible note interest, net of taxes, should be added back to net income when calculating diluted earnings per share to determine if the effect would be antidilutive.  Previously, the Company did not add back interest, net of taxes, on convertible notes when making this calculation.  The Company has corrected this procedure.  The only changes resulting from this correction are to the number of diluted weighted average shares outstanding and the diluted earnings per share.  This correction resulted in an increase of $0.01 to diluted earnings per share for the year ended December 31, 2006, no change to diluted earnings per share for the year ended December 31, 2005 and a reduction of $0.02 to diluted earnings per share for the year ended December 31, 2004.

No changes have been made to the Company’s consolidated balance sheet and cash flows for the year ended December 31, 2006 as previously reported in the Form 10-K/A on May 21, 2007.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following tables isolate each of the restated amounts in the Company’s consolidated balance sheet as of December 31, 2005, consolidated statement of operations for the years ended December 31, 2004, 2005 and 2006, consolidated statement of cash flows for the years ended December 31, 2004 and 2005 and stockholder’s equity for the years ended December 31, 2004, 2005 and 2006.

Consolidated Balance Sheet
	December 31,
	Restated	As Previously Reported
	2005	2005
Inventory	$11,894,740	$12,214,261
Current assets	22,702,071	23,021,592
Long term assets	4,515,783	4,515,783
Total assets	$27,217,854	$27,537,375
Current liabilities	$19,962,974	$19,962,974
Long term liabilities	1,400,834	1,400,834
Total liabilities	21,363,808	21,363,808
Stockholders’ equity	5,854,046	6,173,567
Total liabilities and stockholders equity	$27,217,854	$27,537,375

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Consolidated Statement of Operations

	Years Ended December 31,
	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported
	2006	2006	2005	2005	2004	2004
Sales	$71,494,652	$71,494,652	$66,690,945	$66,690,945	$61,454,128	$61,454,128
Cost of Sales	50,057,446	50,057,446	46,560,548	46,507,769	43,207,717	43,069,981
Gross Profit	21,437,206	21,437,206	20,130,397	20,183,176	18,246,411	18,384,147
Sales, general and administrative expenses, net	19,420,124	19,420,124	17,782,752	17,782,752	16,666,335	16,666,335
Operating income	2,017,082	2,017,082	2,347,645	2,400,424	1,580,076	1,717,812
Other income	277,866	277,866	272,597	272,597	320,359	320,359
Interest expense, net	(1,354,785)	(1,354,785)	(1,044,454)	(1,044,454)	(875,683)	(875,683)
Income from operations before income tax benefit	940,163	940,163	1,575,788	1,628,567	1,024,752	1,162,488
Income tax expense (benefit)	124,391	124,391	(487,064)	(487,064)	(498,668)	(498,668)
Net income	$815,772	$815,772	$2,062,852	$2,115,631	$1,523,420	$1,661,156
Income per common share:
Basic:	$0.18	$0.18	$0.48	$0.49	$0.45	$0.49
Diluted:	$0.16	$0.15	$0.40	$0.40	$0.34	$0.36
Weighted average shares outstanding:
Basic:	4,579,129	4,579,129	4,295,697	4,295,697	3,403,152	3,403,152
Diluted:	5,125,646	5,300,646	5,293,114	5,293,114	4,587,966	4,587,966

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Consolidated Statement of Cash Flows
	Years Ended December 31,
	Restated	As Previously Reported	Restated	As Previously Reported
	2005	2005	2004	2004
Net income	$2,062,852	$2,115,631	$1,523,420	$1,661,156
Inventory	(1,159,168)	(1,211,947)	(1,081,756)	(1,219,492)
Net cash (used in) provided by operating activities	1,262,068	1,262,068	(2,165,280)	(2,165,280)
Net cash used in investing activities	(401,054)	(401,054)	(507,241)	(507,241)
Net cash provided by (used in) financing activities	(558,217)	(558,217)	2,640,424	2,640,424
(Decrease) increase in cash	302,797	302,797	(32,097)	(32,097)
Cash – beginning of period	310,659	310,659	342,756	342,756
Cash – end of period	$613,456	$613,456	$310,659	$310,659

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006, 2005, and 2004

As Previously Reported			Restated
	Accumulated Deficit	Total Stockholders' Equity		Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2003	$(8,481,538)	$970,981	Balance at December 31, 2003	$(8,481,538)	$970,981

			Prior period adjustment	(129,006)	(129,006)
			Balance at January 1, 2004	$(8,610,544)	$841,975

Net income	1,661,156	1,661,156	Net income	1,523,420	1,523,420
Balance at December 31, 2004	(6,820,382)	4,173,898	Balance at December 31, 2004	(7,087,124)	3,907,156

Net income	2,115,631	2,115,631	Net income	2,062,852	2,062,852
Balance at December 31, 2005	(4,704,751)	6,173,567	Balance at December 31, 2005	(5,024,272)	5,854,046

Cumulative effect of adoption of SAB 108	(319,521)	(319,521)
Net income	815,772	815,772	Net income	815,772	815,772
Balance at December 31, 2006, Restated	$(4,208,500)	$6,752,350	Balance at December 31, 2006	$(4,208,500)	$6,752,350

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

		As		As		As
		Previously		Previously		Previously
	Restated	Reported	Restated	Reported	Restated	Reported
	2006	2006	2005	2005	2004	2004

Net income (numerator for basic income per share)	$815,772	$815,772	$2,062,852	$2,115,631	$1,523,420	$1,661,156
Interest expense on convertible notes (net of tax)	-		51,513		22,776
Adjusted net income (numerator for diluted income per share)	$815,772		$2,114,365		$1,546,196

Weighted average common shares (denominator for basic income per share)	4,579,129	4,579,129	4,295,697	4,295,697	3,403,152	3,403,152

Effect of dilutive securities:
Convertible preferred stock	472,451	472,451	683,695	683,695	918,778	918,778
Convertible notes	-	175,000	175,000	175,000	72,931	72,931
Employee stock options	74,066	74,066	138,722	138,722	193,105	193,105

Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,125,646	5,300,646	5,293,114	5,293,114	4,587,966	4,587,966

Basic net income per share	$0.18	$0.18	$0.48	$0.49	$0.45	$0.49
Diluted net income per share	$0.16	$0.15	$0.40	$0.40	$0.34	$0.36

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
11. Income Taxes

The provision for income taxes consists of the following:

	2006			2005			2004
		State			State			State
		And			And			And
	Federal	Local	Total	Federal	Local	Total	Federal	Local	Total

Current	$17,698	$106,693	$124,391	$(16,239)	$170,675	$154,436	$9,000	$137,932	$146,932
Deferred	-	-	-	(641,500)	-	(641,500)	(645,600)	-	(645,600)
Total tax expense (benefit)	$17,698	$106,693	$124,391	$(657,739)	$170,675	$(487,064)	$(636,600)	$137,932	$(498,668)

The components of deferred income tax benefit are as follows:

	2006	2005	2004
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$0	$0	$0

Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	0	(641,500)	(645,600)

Generation of continuing operations net operating loss carryforward	0	0	0

	$0	$(641,500)	$(645,600)

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2006	2005	2005	2004	2004
		Restated	As	Restated	As
			Previously		Previously
			Reported		Reported

Tax provision at Federal statutory rate	34.00%	34.00%	34.00%	34.00%	34.00%
Utilization of net operating loss	(34.00)%	(34.00)%	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	7.08%	7.15%	6.90%	13.48%	6.00%
Change in valuation allowance for deferred tax assets	0.00%	(40.71)%	(39.3)%	(63.00)%	(49.70)%
Permanent differences	1.67%	1.59%	1.70%	0.00%	0.00%
Other	4.48%	1.05%	0.80%	0.86%	0.80%
Total	13.23%	(30.92)%	(29.90)%	(48.66)%	(42.90)%

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

18. Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2006 and 2005.  No changes have been made to the unaudited quarterly financial data of the Company for the year ended December 31, 2006 as previously reported in the Form 10-K/A.

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006

Net sales	$14,884	$18,156	$19,218	$19,237
Gross profit	4,685	5,438	5,659	5,655
Net (loss) income	(325)	338	476	327
(Loss) income per common share:
Basic:
Net (loss) income	(0.07)	0.07	0.10	0.07
Diluted:
Net (loss) income	(0.07)	0.06	0.09	0.06

2005, Restated

Net sales	$13,347	$17,502	$17,378	$18,464
Gross profit	4,270	5,148	5,047	5,665
Net (loss) income	(182)	536	974	735
(Loss) income per common share:
Basic:
Net (loss) income	(0.04)	0.13	0.23	0.16
Diluted:
Net (loss) income	(0.04)	0.10	0.19	0.14

2005 As Previously Reported

Net sales	$13,347	$17,502	$17,378	$18,464
Gross profit	4,253	5,132	5,092	5,706
Net (loss) income	(199)	520	1,019	776
(Loss) income per common share:
Basic:
Net (loss) income	(0.05)	0.12	0.24	0.17
Diluted:
Net (loss) income	(0.05)	0.10	0.19	0.15

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
William Salek,
Chief Financial Officer & Principal Accounting Officer

Dated: August 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on August 27, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller
Ronald H. Miller, Director

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director