Form 10-Q/A
period 2007-03-31
COLONIAL COMMERCIAL CORP
filed 2007-08-27
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A is being filed to revise certain sections of the Form 10-Q for the quarter ended March 31, 2007 which was filed with the Securities and Exchange Commission on May 21, 2007.  In the Form 10-Q previously filed, the Company stated it was utilizing the cumulative effect transition method pursuant to the guidance contained in SAB 108.  Subsequent communications with the Securities and Exchange Commission (“SEC”) indicated that the Company had improperly applied the guidance in SAB 108.  The Audit Committee and management of the Company concurred with the SEC and determined that it was necessary to restate the Company’s financial statements for the years ended December 31, 2004, 2005 and 2006, as they relate to the treatment of vendor rebates.  The purpose of this 10-Q/A filing is to change the prior financial disclosures which stated that the Company relied upon SAB 108.  No items other than these disclosures were affected by this change.

No other changes have been made to the Company’s financial statements for the quarters ended March 31, 2007 and 2006.

The following sections are amended in this Form 10-Q/A:

Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited), 8. New Accounting Pronouncements is amended to remove the disclosure of the application of SAB 108, as it relates to vendor rebates, and 10. Vendor Rebates is included to describe the treatment of vendor rebates and the effect of the vendor rebate adjustment on the financial statements for the quarter ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations is amended under the caption Critical Accounting Policies, Vendor Rebates, to include the effect of the vendor rebate adjustment on the financial statements for the quarter ended March 31, 2006.

Item 4. Controls and Procedures is amended to state that the Audit Committee and management of the Company has concluded that the Company improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004, as set forth in this Form 10-Q/A.  The need for this restatement of our financial statements is a result of material weaknesses in our internal controls over financial reporting.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6. Exhibits.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Form 10-Q for the quarter ended March 31, 2007, as originally filed on May 21, 2007, that was affected by this amendment, has been amended and restated in its entirety.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments.

Because this Form 10-Q/A restates all of the pertinent financial data for the affected periods, we do not intend to amend our previously filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006.  As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements and related financial information for affected periods contained in this Form 10-Q/A.  Additionally, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$600,386	$482,251
Accounts receivable, net of allowance for doubtful accounts of $237,661 in 2007 and $212,043 in 2006	8,455,946	9,069,301
Inventory	14,624,886	12,854,317
Prepaid expenses and other current assets	1,271,280	1,057,099
Deferred tax asset - current portion	420,000	420,000
Total current assets	25,372,498	23,882,968
Property and equipment	1,453,888	1,512,666
Goodwill	1,628,133	1,628,133
Other intangibles	3,000	3,500
Other assets – noncurrent	190,740	202,177
Deferred tax asset – noncurrent	1,288,500	1,288,500
	$29,936,759	$28,517,944
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,922,785	$4,719,160
Accrued liabilities	1,908,331	1,975,175
Income taxes payable	309	1,630
Borrowings under credit facility - revolving credit	13,275,383	13,615,696
Notes payable - current portion; includes related party notes of $30,000 in 2007 and 2006	134,318	136,539
Total current liabilities	22,241,126	20,448,200
Notes payable, excluding current portion; includes related party notes of $1,008,125 in 2007 and $1,028,750 in 2006	1,309,888	1,317,394
Total liabilities	23,551,014	21,765,594

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized; 467,500 shares issued and outstanding in 2007 and 2006; liquidation preference of $2,337,500 in 2007 and 2006	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized; 4,645,680 in 2007 and 4,593,680 in 2006 shares issued and outstanding	232,284	229,684
Additional paid-in capital	10,728,526	10,707,791
Accumulated deficit	(4,598,440)	(4,208,500)
Total stockholders' equity	6,385,745	6,752,350
	$29,936,759	$28,517,944

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

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 and further restated its Annual Report on Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006 on August 27, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment to the previously filed Form 10-Q for the quarter ended March 31, 2006 included an increase in gross profit of $98,560 from $4,586,797 to a restated gross profit of $4,685,327, which resulted in a net loss adjustment from $423,089 to a restated net loss of $324,529 and a loss per common share adjustment from $0.09 to a restated loss per common share of $0.07.  The adjustment reduced the carrying value of inventory at March 31, 2006 by $220,961.

11.	Subsequent Events

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

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 and further restated its Annual Report on Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006 on August 27, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment to the previously filed Form 10-Q for the quarter ended March 31, 2006 included an increase in gross profit of $98,560 from $4,586,797 to a restated gross profit of $4,685,327, which resulted in a net loss adjustment from $423,089 to a restated net loss of $324,529 and a loss per common share adjustment from $0.09 to a restated loss per common share of $0.07.  The adjustment reduced the carrying value of inventory at March 31, 2006 by $220,961.

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

On May 21, 2007, following consultation with, and upon recommendation of the Company’s management and Audit Committee, the Board of Directors of the Company determined that certain vendor rebates should be recorded as an adjustment to the cost of the vendors’ product and included as a reduction of cost of sales when recognized in the income statement.  Previously, some vendor rebates were recognized as income, not as a reduction of costs when sold.  The Company adjusted certain vendor rebates using the cumulative effect transition method pursuant to the guidance contained in SAB 108.  Based upon this evaluation, the Company concluded that as of March 31, 2007, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective.

On July 23, 2007, the Audit Committee and management of the Company concluded that the Company had improperly applied the guidance in SAB 108, specifically, the effect on materiality of the incorrect treatment of vendor rebates on net income for 2004.  Based upon this evaluation, the Company concluded that as of March 31, 2007, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective.  In connection with the review of its accounting for vendor rebates, the Company’s management believed that it obtained the necessary understanding of the accounting and reporting for such transactions.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

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

Dated: August 27, 2007	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer