Form 10-Q
period 2007-09-30
COLONIAL COMMERCIAL CORP
filed 2007-11-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, $.05 par value per share	4,645,680 shares
Convertible Preferred Stock, $.05 par value per share	467,500 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$587,416	$482,251
Accounts receivable, net of allowance for doubtful accounts of $254,913 in 2007 and $212,043 in 2006	11,249,619	9,069,301
Inventory	17,730,758	12,854,317
Prepaid expenses and other current assets	1,273,521	1,057,099
Deferred tax asset - current portion	557,500	420,000
Total current assets	31,398,814	23,882,968
Property and equipment	1,846,003	1,512,666
Goodwill	2,044,745	1,628,133
Other intangibles	12,000	3,500
Other assets - noncurrent	144,072	202,177
Deferred tax asset - noncurrent	1,151,000	1,288,500
	$36,596,634	$28,517,944
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,594,038	$4,719,160
Accrued liabilities	1,991,811	1,975,175
Income taxes payable	20,443	1,630
Borrowings under credit facility - revolving credit	18,394,155	13,615,696
Notes payable - current portion; includes related party notes of $30,000 in 2007 and 2006	230,745	136,539
Total current liabilities	28,231,192	20,448,200
Convertible notes payable, includes related party notes of $325,000 in 2007 and 2006	525,000	525,000
Notes payable, excluding current portion; includes related party notes of $711,250 in 2007 and $703,750 in 2006	900,504	792,394
Total liabilities	29,656,696	21,765,594
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 shares issued and outstanding in 2007 and 2006, liquidation preference of $2,337,500 in 2007 and 2006	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,645,680 in 2007 and
4,593,680 in 2006 shares issued and outstanding	232,284	229,684
Additional paid-in capital	10,741,879	10,707,791
Accumulated deficit	(4,057,600)	(4,208,500)
Total stockholders' equity	6,939,938	6,752,350
	$36,596,634	$28,517,944

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$20,522,208	$19,217,556	$58,693,009	$52,257,581
Cost of sales	14,541,045	13,558,135	41,736,908	36,475,368
Gross profit	5,981,163	5,659,421	16,956,101	15,782,213

Selling, general and administrative expenses	5,506,431	4,857,533	15,859,481	14,407,601
Operating income	474,732	801,888	1,096,620	1,374,612

Other income	74,116	63,707	217,193	192,963
Interest expense, net; includes related party interest of $25,632 and $26,448 for the three months ended September 30, 2007 and 2006, respectively, and $77,366 and $77,858 for nine months ended September 30, 2007 and 2006, respectively	(385,766)	(359,214)	(1,081,063)	(995,116)
Income before income taxes	163,082	506,381	232,750	572,459

Income tax expense	29,237	30,839	81,850	83,081
Net Income	$133,845	$475,542	$150,900	$489,378

Income per common share:
Basic	$0.03	$0.10	$0.03	$0.11
Diluted	$0.03	$0.09	$0.03	$0.10

Weighted average shares outstanding:
Basic	4,645,680	4,592,968	4,645,490	4,574,227
Diluted	5,131,371	5,301,782	5,131,748	5,125,467

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income	$150,900	$489,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	23,688	-
Provision for doubtful accounts	260,292	116,035
Depreciation	387,642	340,216
Amortization of intangibles	1,500	7,334
Accretion of debt discount	28,125	28,125
Changes in operating assets and liabilities, net of effects of purchase acquisition
Accounts receivable	(919,418)	(1,005,649)
Inventory	(1,312,503)	(1,950,571)
Prepaid expenses and other current assets	(200,731)	(190,328)
Other assets - noncurrent	58,105	17,780
Trade payables	1,927,201	731,864
Accrued liabilities	(2,248)	(41,299)
Income taxes payable	18,813	(106)
Net cash provided by (used in) operating activities	421,366	(1,457,221)

Cash flows from investing activities:
Cash payments for acquisition of S&A Supply Inc., net of cash acquired	(4,703,375)
Additions to property and equipment	(339,461)	(269,514)
Net cash used in investing activities	(5,042,836)	(269,514)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	13,000	8,000
Repayments of notes payable: includes related party repayments of $0.00 in 2007 and $30,289 in 2006	(64,824)	(83,734)
Issuance of notes payable	-	13,073
Borrowings under credit facility - term loan/overadvance	-	(562,977)
Borrowings under credit facility - revolving credit, net	4,778,459	2,529,091
Net cash provided by financing activities	4,726,635	1,903,453
Increase in cash	105,165	176,718
Cash - beginning of period	482,251	613,456
Cash - end of period	$587,416	$790,174

See accompanying notes to unaudited condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2007 is not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006.

We have one industry segment – wholesale distribution of heating, ventilation, air conditioning equipment, plumbing and electrical fixtures, appliances, and related accessories.

Inventory is comprised of finished goods.

2.	Stock Options

The Company accounts for its stock option and stock-based awards in accordance with SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

The following table summarizes information about stock options at September 30, 2007:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$.25	22,000	1.72	$.25
$1.85	30,000	9.19	$1.85
	52,000		$1.17	$24,200

Options Outstanding and Non-exercisable
$1.85	45,000	9.19	$1.85	$0

For the quarters ended September 30, 2007 and 2006, the amount of stock based compensation was $6,676 and $0, respectively.  For the nine months ended September 30, 2007 and 2006, the amount of stock based compensation was $23,688 and $0, respectively.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $85,800.  No stock options were exercised during the quarter ended September 30, 2007.

3.             Equity Transactions

During the quarter ended September 30, 2007, no shares of redeemable preferred stock were converted into common stock.  During the quarter ended September 30, 2006, a total of 1,323 shares of redeemable preferred stock were converted into 1,323 shares of common stock.

During the nine months ended September 30, 2007, no shares of redeemable preferred stock were converted into common stock.  During the nine months ended September 30, 2006, a total of 17,120 shares of redeemable preferred stock were converted into 17,120 shares of common stock.

4.     Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash paid during the period for:
Interest	$1,034,762	$946,646
Income taxes	$43,207	$81,954

5.             Net Income Per Common Share

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2007		2006	2007		2006
			(Restated)			(Restated)
Net Income (numerator for basic income per share)	$133,845		$475,542	$150,900		$489,378
Interest expense on convertible notes (net of tax)	-	(1)	13,558	-	(1)	-	(1)
Adjusted Net Income (numerator for diluted income per share)	$133,845		$489,100	$150,900		$489,378

Weighted average common shares
(denominator for basic income per share)	4,645,680		4,592,968	4,645,490		4,574,227

Effect of dilutive securities:
Convertible preferred stock	467,500		468,212	467,500		474,083
Convertible notes	-	(1)	175,000	-	(1)	-	(1)
Stock options	18,191		65,602	18,758		77,157

Weighted average common and potential common shares
outstanding (denominator for diluted income per share)	5,131,371		5,301,782	5,131,748		5,125,467

Basic net income per share	$0.03		$0.10	$0.03		$0.11

Diluted net income per share	$0.03		$0.09	$0.03		$0.10

(1) Convertible notes are not assumed to be converted for purposes of computing diluted net income per share if the effect would be antidilutive.

6.	Financing Arrangements

On September 10, 2007, the Company, through S&A Purchasing Corp., a wholly owned subsidiary, purchased from S&A Supply, Inc., a Massachusetts corporation, (“S&A Supply”) and affiliates of S&A Supply, all of their tangible and intangible assets, including accounts receivable, inventory, fixed assets, but excluding certain accounts receivable and other specifically excluded assets, and assumed certain liabilities, including trade accounts payable and motor vehicle loans.  The transaction was effected pursuant to an Asset Purchase Agreement dated as of September 10, 2007 (the “APA”).

In connection with this acquisition, the Company amended its credit facility with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.  The interest rate will be reduced to prime minus 0.50%, or LIBOR plus 2¼%, if the Company reports net income (as defined) of more than $1 million for the fiscal year ending December 31, 2007.  The acquisition of S&A Supply will impact the outstanding amount under the Company’s credit facility and its working capital.

At September 30, 2007, the amount outstanding under the Company’s credit facility with Wells was $18,394,155, and the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Availability under the revolving credit line was $1,101,400 as of September 30, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The interest rate on the revolving credit facility as of September 30, 2007 was 7.5%.

The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of September 30, 2007, the Company was in default of its quarterly minimum cash flow and net income covenants; however, Wells has waived this event of default.

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 92 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs, 15 filed actions in 2007, seven filed actions in 2006, 15 filed actions in 2005, 38 filed actions in 2004, 15 filed actions in 2003, and two filed actions in 2002. There are 121 other plaintiffs that have had their actions dismissed and 11 other plaintiffs that have settled as of September 30, 2007 for a total of $3,327,500. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, six filed actions in 2006, 11 filed actions in 2005, five filed actions in 2001, one filed an action in 2000, and two filed actions in 1999.  Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,327,500 of settled actions, two plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there currently exist 28 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2007 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us. There are no other limitations to our rights to indemnification. The Company cannot be certain that the indemnitors have the financial wherewithal to meet their obligations to indemnify the Company.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of September 30, 2007, no insurance company has claimed any contribution for a gap in coverage except for a claim for $159.64 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2007, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $159.64 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

Since we regard as remote the potential payment of any asbestos-based claim, we have not accrued any balance for any period relating to asbestos claims, and we have not recorded any amount for asbestos claims for any period in any of our financial statements.

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

9.             Income Tax Expense

The Company’s income tax expense for the quarter ended September 30, 2007 was $29,237 compared to $30,839 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s income tax expense for the nine months ended September 30, 2007 was $81,850 compared to $83,081 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

Comparison of the Company’s effective tax rate from period to period may not be consistent, as state taxes vary with the profit of the Company and its subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

10.           Related Party Transactions

Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $52,370 and $35,711 in rent during the quarters ended September 30, 2007 and 2006, respectively.  The Company paid Pioneer Realty Holdings, LLC $115,095 and $102,462 in rent during the nine months ended September 30, 2007 and 2006, respectively.

Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005.  Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006 until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Mrs. Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the quarters ended September 30, 2007 and 2006, respectively, was $45,125 and $13,775.  Professional fees paid to Oscar Folger’s law firm for the nine months ended September 30, 2007 and 2006, respectively, was $96,550 and $73,676.  Additionally, $0 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the quarters ended September 30, 2007 and 2006, respectively, and $3,000 and $9,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the nine months ended September 30, 2007 and 2006, respectively.

11.           Restatement

The Company has arrangements with several vendors that provide rebates payable when the Company achieves any of a number of measures, generally related to volume level of purchases.  The Company accounts for such rebates as a reduction of inventory.  Throughout the year, the Company estimates the amount of rebates based on estimates of purchases to date relative to the purchase levels that mark the progress toward earning the rebate.  The Company continually revises these estimates of earned vendor rebates based on actual purchase levels.

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 and again restated its Annual Report on Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006 on August 27, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment for the quarter ended September 30, 2006 included a decrease in gross profit of $53,905 from $5,713,326 to a restated gross profit of $5,659,421, which resulted in a net income adjustment from $529,447 to a restated net income of $475,542.  Earnings per share, basic and diluted, were restated to $0.10 and $0.09 per common share from $0.12 and $0.10 per common share.

The adjustment for the nine months ended September 30, 2006 included an increase in gross profit of $41,187 from $15,741,026 to a restated gross profit of $15,782,213, which resulted in a net income of $489,378 from a net income of $448,191.  Earnings per common share, basic and diluted, were restated to $0.11 and $0.10 per common share from $0.10 and $0.08 per common share.  The adjustment reduced the carrying value of inventory at September 30, 2006 by $278,335.

The following tables isolate each of the restated amounts in the Company’s consolidated statement of operations for the quarter and nine months ended September 30, 2006 and consolidated statement of cash flows for the nine months ended September 30, 2006.

Consolidated Statement of Operations
(Unaudited)
	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30
		As Previously		As Previously
	Restated	Reported	Restated	Reported
	2006	2006	2006	2006
Cost of Sales	$13,558,135	$13,504,230	$36,475,368	$36,516,555
Gross Profit	5,659,421	5,713,326	15,782,213	15,741,026
Operating income	801,888	855,793	1,374,612	1,333,425
Income before income taxes	506,381	560,286	572,459	531,272
Net income	$475,542	$529,447	$489,378	$448,191
Income per common share:
Basic:	$0.10	$0.12	$0.11	$0.10
Diluted:	$0.09	$0.10	$0.10	$0.08
Weighted average shares outstanding:
Basic:	4,592,968	4,592,968	4,574,227	4,574,227
Diluted:	5,301,782	5,301,782	5,125,467	5,300,467

Consolidated Statement of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September 30,
		As Previously
	Restated	Reported
	2006	2006
Net income	$489,378	$448,191
Inventory	(1,950,571)	(1,909,384)

12.           Acquisition

On September 10, 2007, the Company, through S&A Purchasing Corp., a wholly owned subsidiary, purchased from S&A Supply, Inc., a Massachusetts corporation, (“S&A Supply”) and affiliates of S&A Supply, all of their tangible and intangible assets, including accounts receivable, inventory, fixed assets, but excluding certain accounts receivable and other specifically excluded assets, and assumed certain liabilities, including trade accounts payable and motor vehicle loans.  S&A Supply is a leading distributor of heating, electrical, and plumbing supplies in the western Massachusetts area.  The transaction was effected pursuant to an Asset Purchase Agreement dated as of September 10, 2007 (the “APA”).

This acquisition will be operated as a wholly owned subsidiary of the Company and under the name of S&A Supply, Inc.  The acquisition expands our geographic trading area and adds electrical equipment and supplies to our product offerings.

The acquisition was accounted for using the purchase method of accounting.  The Company’s financials statements for the period ended September 30, 2007 include the activity of S&A Supply from September 10, 2007 through September 30, 2007.  The purchase price for the assets is equal to their book value as adjusted, plus $315,000, less assumed liabilities as adjusted. Based on estimates of book value at closing, the Company paid $4,602,675 and assumed liabilities totaling $1,225,133 at closing.  Additionally, direct acquisition costs of approximately $100,000 were incurred by the Company.  The APA provides for adjusting payments to be made on or about January 18, 2008. The purchase was financed out of the Company’s credit facility.

In connection with the acquisition, the Company, through S&A Purchasing Corp. as lessee, entered into three 5-year lease agreements with affiliates of S&A Supply for two locations in Great Barrington, Massachusetts and one location in Pittsfield, Massachusetts for aggregate annual rentals of $180,000, plus real estate taxes and maintenance.  The Company also assumed a $1,425 month-to-month tenancy with a non-related party for a location in North Adams, Massachusetts.

The Company also entered into employment agreements with Brian Mead and Adam Mead, minority shareholders of S&A Supply and its affiliates, and a consulting agreement with Nancy Mead, the majority shareholder of S&A Supply and its affiliates for an annual aggregate commitment of approximately $170,000 for salary, automotive expenses and other benefits, plus additional incentives if certain levels of profitability are achieved.  Said agreements expire on December 31, 2010.

The Company is in the process of obtaining a third party valuation of certain assets (including acquired intangible assets), as well as performing its own internal assessment of certain other assets and liabilities; thus the preliminary allocation of the purchase price will change, but we do not anticipate a material change.  The Company expects to complete its purchase price allocation in the first quarter of fiscal 2008.

The following is the initial estimated preliminary purchase price allocation of the S&A Supply acquisition:

Inventory	$3,600,000
Accounts receivable	1,500,000
Other current assets	15,000
Property and equipment, net	375,000
Goodwill	400,000
Covenant not to compete	10,000
Total tangible and intangible assets acquired	5,900,000
Less liabilities assumed:
Current liabilities	1,050,000
Long-term liabilities	135,000
Total liabilities	1,185,000
Net Assets Acquired	4,715,000

Presented below are the unaudited pro forma financial results prepared under the assumption that the S&A Supply acquisition had been completed at the beginning of the same period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)
	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2007	2006	2007	2006
Net Sales	$23,367,520	$23,042,751	$68,020,579	$63,079,260
Operating income	442,434	896,995	808,120	1,288,177
Net income (loss)	$36,975	$490,984	$(357,435)	$171,867
Income (loss) per common share:
Basic:	$0.01	$0.11	$(0.08)	$0.04
Diluted:	$0.01	$0.09	$(0.08)	$0.03

13.           Subsequent Event

On November 2, 2007, the Company terminated Standstill Agreements dated June 21, 2004 between the Company and each of Michael Goldman, William Pagano, Bernard Korn, Rita Folger and one additional investor.  Michael Goldman is Chairman of the Board of the Company.  William Pagano is the Chief Executive Officer and a Director of the Company.  Bernard Korn resigned as Chief Executive Officer and Chairman of the Board of the Company on April 17, 2006.  Rita Folger is a more than 5% shareholder of the Company.

The termination of the Standstill Agreement provides that officers, directors, and more than 5% shareholders remain required to obtain prior approval from the Company’s Counsel for each and every transaction, as blackout restrictions may apply.  A form copy of said termination letter is filed as Exhibit 4.01 to the Company’s Form 8-K filed on November 5, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

           We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.”  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006.

As more specifically described above in Item 1, Note 12 titled “Acquisition,” on September 10, 2007 a newly formed subsidiary of the Company acquired the assets of S&A Supply, Inc., including its name.  These operations are included in the financial reports of the Company for the period beginning September 10, 2007 and ending September 30, 2007. This acquisition will be operated as a wholly owned subsidiary of the Company and under the name of S&A Supply, Inc.  The acquisition expands our geographic trading area and adds electrical equipment and supplies to our product offerings.

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

Company Overview

Colonial Commercial Corp. (“Colonial”) is a New York corporation, which was incorporated on October 28, 1964. Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly-owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), American/Universal Supply, Inc. (“American”) and S&A Supply, Inc. (“S&A Supply”). We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing and electrical fixtures and supplies, in New Jersey, New York, western Massachusetts and portions of eastern Pennsylvania.

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State and western Massachusetts.  We are also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area.  We distribute these products through eight locations in New Jersey, eight locations in New York State, three locations in Massachusetts and one location in Willow Grove, Pennsylvania.  Of these locations, two are used for warehousing purposes only.  In addition, we distribute American Standard heating and air conditioning equipment, as well as other heating and air conditioning accessories, in Elmsford and Hicksville, New York.  We utilize showrooms for the display and sale of kitchen and bathroom fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

Our objective is to become the leading provider of building products, such as HVAC, plumbing, and electrical equipment and accessories to the professional contractor in the northeastern United States.  We intend to accomplish this objective by increasing the number of locations convenient to our customers, expanding our product offerings, and in seeking strategic acquisitions.  This business expansion, coupled with increased efficiency in operations, should add to our profitability and increase shareholder value.

Other Business Considerations

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods.  Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, while demand for heating equipment is usually highest in the fourth quarter.  Our business is also affected by general economic conditions in the residential commercial construction industry.

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

Revenue Recognition

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems, plumbing and electrical fixtures and supplies, and appliances. The Company recognizes revenue after shipment of products has occurred in accordance with the shipping terms.  There are no further obligations on the part of the Company subsequent to revenue recognition, except for returns of defective products from the Company’s customers, which are covered under the manufacturer’s warranty.  The Company will receive a vendor credit from the manufacturer related to the warranted product in question, at which time credits are issued to the customer.  The Company does not provide a warranty on products sold; rather the warranty is provided by the manufacturer.

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $143,457 and $114,189 for the quarter ended September 30, 2007 and 2006, respectively and $399,211 and $305,496 for the nine months ended September 30, 2007 and 2006, respectively.

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

Vendor Rebates

The Company has arrangements with several vendors that provide rebates payable when the Company achieves any of a number of measures, generally related to volume level of purchases.  The Company accounts for such rebates as a reduction of inventory.  Throughout the year, the Company estimates the amount of rebates based on estimates of purchases to date relative to the purchase levels that mark the progress toward earning the rebate.  The Company continually revises these estimates of earned vendor rebates based on actual purchase levels.

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2006 on May 21, 2007 and again restated its Annual Report on Form 10-K/A (Amendment Number 2) for the year ended December 31, 2006 on August 27, 2007 to correct previously improper accounting for vendor rebates.  Due to the adjustment, 2007 10-Q filings will be compared to 2006 figures with the described vendor rebate adjustment and therefore will not be consistent with the 2006 quarterly information previously presented in the Company’s 10-Q filings for the fiscal year ended 2006.

The adjustment for the quarter ended September 30, 2006 included a decrease in gross profit of $53,905 from $5,713,326 to a restated gross profit of $5,659,421, which resulted in a net income adjustment from $529,447 to a restated net income of $475,542.  Earnings per share, basic and diluted, were restated to $0.10 and $0.09 per common share from $0.12 and $0.10 per common share.

The adjustment for the nine months ended September 30, 2006 included an increase in gross profit of $41,187 from $15,741,026 to a restated gross profit of $15,782,213, which resulted in a net income of $489,378 from a net income of $448,191.  Earnings per common share, basic and diluted, were restated to $0.11 and $0.10 per common share from $0.10 and $0.08 per common share.  The adjustment reduced the carrying value of inventory at September 30, 2006 by $278,335.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  Under FIN 48, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years before 2003.  The Company does, however, have prior year net operating losses which remain open for examination.

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

Results of Operations

Results of Operations For the Quarter Ended September 30, 2007 and 2006

Sales increased by 6.8%, or $1,304,652, to $20,522,208 for the quarter ended September 30, 2007 from $19,217,556 for the same period in 2006.  The commencement of the appliance business, new branch opening in the Albany, New York area on April 10, 2007 and the acquisition of S&A Supply, Inc. on September 10, 2007, constituted new operations in the quarter ended September 30, 2007, all of which we did not have in the same period 2006.  Sales from these new operations were $2,000,089 for the quarter ended September 30, 2007.  Sales from continuing operations declined by 3.6%, or $695,437, from $19,217,556 to $18,522,119.  This decline in sales is attributed to reduced sales of heating equipment and accessories, which was negatively impacted by warmer than usual weather conditions in the month of September, a slower economy in the residential construction business, and economic conditions relating to consumer mortgage borrowing.

Gross profit increased by 5.7%, or $321,742, to $5,981,163 for the quarter ended September 30, 2007 from $5,659,421 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 0.3% to 29.1% in 2007 compared to 29.4% for the comparable period in 2006.  The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more lower-margin high volume products such as residential air conditioning equipment, and the sale of appliances which the Company was not offering until September 2006, without a corresponding increase in sales of higher-margin products such as showroom plumbing and fixture sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $143,457 and $114,189 for the quarter ended September 30, 2007 and 2006, respectively.

Operating income decreased by 40.8%, or $327,156, to $474,732 for the quarter ended September 30, 2007 from $801,888 for the same period in 2006.  This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 5.7% compared to the increase in selling, general and administrative expenses of 13.4%.  The increase in selling, general and administrative expenses was $648,898, to $5,506,431 for the quarter ended September 30, 2007 from $4,857,533 for the same period in 2006. The increase in selling, general and administrative expense is primarily due to staffing, marketing and advertising expenses related to the sales of appliances in 2007 that the Company was not offering until September 2006, additional expenses relating to the new branch located in the Albany, New York area which opened on April 10, 2007, an increase in costs related to the operation of our newly acquired subsidiary, S&A Supply, Inc., commencing September 10, 2007, an increase in the provision for doubtful accounts, an increase in accounting and professional fees related to the implementation of Sarbanes Oxley controls and procedures and other accounting activities, and an increase in freight costs.

The commencement of the appliance business, new branch opening in the Albany, New York area and the acquisition of S&A Supply, Inc. constituted new operations in the quarter ended September 30, 2007 which we did not have in the same period of 2006 and accounted for $439,685 of the $648,898 total increase in selling, general and administrative expenses.  Expenses incurred for the implementation of the Sarbanes Oxley Act amounted to $105,000 of the selling, general and administrative expenses increase for the quarter.  The selling, general and administrative expenses for all continuing operations and activities increased by 2.2%, or $104,213, from the same period in 2006.

Pre-tax income decreased by 67.8%, or $343,299, to $163,082 for the quarter ended September 30, 2007 from $506,381 for the same period in 2006.Net interest expense increased by 7.4%, or $26,552, to $385,766 for the quarter ended September 30, 2007 from $359,214 for the same period in 2006.  The net interest expense increase is primarily the result of higher average interest rates and increased borrowings under the credit line.  The Company used its increased borrowings both to access favorable payment terms with its vendors, to finance higher inventory levels and accounts receivable related to the increased sales of air conditioning products in the third quarter of 2007, and for funding our September 10, 2007 acquisition of the assets of S&A Supply, Inc.

The Company’s income tax expense for the quarter ended September 30, 2007 was $29,237 compared to $30,839 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent, as state taxes vary with the profit of the Company and its subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by 71.9%, or $341,697, to $133,845 for the quarter ended September 30, 2007, compared to net income of $475,542 for the same period in 2006. The decrease in net income is primarily the result of the effect of increased sales and gross margin dollars offset by a greater increase in selling, general and administrative expenses.

Results of Operations For the Nine Months Ended September 30, 2007 and 2006

Sales increased by 12.3%, or $6,435,428, to $58,693,009 for the nine months ended September 30, 2007 from $52,257,581 for the same period in 2006.  The commencement of the appliance business, new branch opening in the Albany, New York area on April 10, 2007 and the acquisition of S&A Supply, Inc. on September 10, 2007, constituted new operations in the nine months ended September 30, 2007, all of which we did not have in the same period 2006.  Sales from these new operations were $4,344,824 for the nine months ended September 30, 2007.  Sales from continuing operations increased by 4.0%, or $2,090,604, from $52,257,581 to $54,348,185.  This increase in sales from continuing operations is related to increase market penetration of sales of HVAC equipment as well as increased sales in our commercial controls systems business.

Gross profit increased by 7.4%, or $1,173,888, to $16,956,101 for the nine months ended September 30, 2007 from $15,782,213 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 1.3% to 28.9% in 2007 compared to 30.2% for the comparable period in 2006.  The decrease in the percentage of gross profit is primarily the result of a change in product mix, for example, selling more lower-margin high volume products such as residential air conditioning equipment, and the sale of appliances which the Company was not offering until September 2006, without a corresponding increase in sales of higher-margin products such as showroom plumbing and fixture sales. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $399,211 and $305,496 for the nine months ended September 30, 2007 and 2006, respectively.

Operating income decreased by 20.2%, or $277,992, to $1,096,620 for the nine months ended September 30, 2007 from $1,374,612 for the same period in 2006.  This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of $1,173,888 compared to the increase in selling, general and administrative expenses.  The increase in selling, general and administrative expenses was $1,451,880, to $15,859,481 for the nine months ended September 30, 2007 from $14,407,601 for the same period in 2006.  The increase in selling, general and administrative expense is primarily due to staffing, marketing and advertising expenses related to the sales of appliances in 2007 that the Company was not offering until September 2006, additional expenses relating to the new branch located in the Albany, New York area which opened on April 10, 2007, an increase in costs related to the operation of our newly acquired subsidiary, S&A Supply, Inc., commencing September 10, 2007, an increase in the provision for doubtful accounts, an increase in accounting and professional fees related to the implementation of Sarbanes Oxley controls and procedures and other accounting activities, and an increase in freight costs.

The commencement of the appliance business, new branch opening in the Albany, New York area and the acquisition of S&A Supply, Inc. constituted new operations in the nine months ended September 30, 2007 which we did not have in the same period of 2006 and accounted for $883,607 of the $1,451,880 total increase in selling, general and administrative expenses.  Expenses incurred for the implementation of the Sarbanes Oxley Act amounted to $144,000 of the selling, general and administrative expenses increase for the quarter.  The selling, general and administrative expenses for all continuing operations and activities increased by 3.0%, or $424,273, from the same period in 2006.

Pre-tax income decreased by 59.3%, or $339,709, to $232,750 for the nine months ended September 30, 2007 from $572,459 for the same period in 2006.  Net interest expense increased by 8.6%, or $85,947, to $1,081,063 for the nine months ended September 30, 2007 from $995,116 for the same period in 2006.  The net interest expense increase is primarily the result of higher average interest rates and increased borrowings under the credit line.  The Company used its increased borrowings both to access favorable payment terms with its vendors, to finance higher inventory levels and accounts receivable related to increased appliance sales as well as increased air conditioning sales in the third quarter of 2007, and for funding our September 10, 2007 acquisition of the assets of S&A Supply, Inc.

The Company’s income tax expense for the nine months ended September 30, 2007 was $81,850 compared to $83,081 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent, as state taxes vary with the profit of the Company and its subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by 69.2%, or $338,478, to $150,900 for the nine months ended September 30, 2007, compared to net income of $489,378 for the same period in 2006.  The decrease in net income is primarily the result of the effect of increased sales and gross margin dollars offset by a greater increase in selling, general and administrative expenses.

The following table summarizes information derived from the Company’s consolidated statements of income expressed as a percentage of sales for the quarter and nine months ended September 30, 2007 and 2006.

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	70.6	71.1	69.8
Gross profit	29.1	29.4	28.9	30.2

Selling, general and administrative expenses	26.8	25.2	27.0	27.6
Operating income	2.3	4.2	1.9	2.6

Other income	0.4	0.3	0.4	0.4
Interest expense, net	(1.9)	(1.9)	(1.8)	(1.9)
Income before taxes	0.8	2.6	0.5	1.1

Income taxes	(0.1)	(0.1)	(0.2)	(0.1)

Net income	0.7%	2.5%	0.3%	1.0%

Liquidity and Capital Resources

On September 10, 2007, the Company, through S&A Purchasing Corp., a wholly owned subsidiary, purchased from S&A Supply, Inc., a Massachusetts corporation, (“S&A Supply”) and affiliates of S&A Supply, all of their tangible and intangible assets, including accounts receivable, inventory, fixed assets, but excluding certain accounts receivable and other specifically excluded assets, and assumed certain liabilities, including trade accounts payable and motor vehicle loans.  The transaction was effected pursuant to an Asset Purchase Agreement dated as of September 10, 2007 (the “APA”).

In connection with this acquisition, the Company amended its credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.  The interest rate will be reduced to prime minus 0.50%, or LIBOR plus 2¼%, if the Company reports net income (as defined) of more than $1 million for the fiscal year ending December 31, 2007.  The acquisition of S&A Supply will impact the outstanding amount under the Company’s credit facility and its working capital.

The revolving credit line bears interest at .25% below prime.  At September 30, 2007, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Availability under the revolving credit line was $1,101,400 as of September 30, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $18,394,155 as of September 30, 2007.  The interest rate on the revolving credit facility as of September 30, 2007 was 7.5%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan. The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of September 30, 2007, the Company was in default of its quarterly minimum cash flow and net income covenants; however, Wells has waived this event of default.

As of September 30, 2007, the Company had $587,416 in cash compared with $482,251 at December 31, 2006.

Net cash provided by operating activities was $421,366 for the nine months ended September 30, 2007.  The net cash provided by operating activities for the 2007 period is primarily a result of cash provided by net income of $150,900 and non-cash charges of $701,247 offset by changes in operating assets and liabilities of $430,781.  The increase in accounts receivable of $919,418 was primarily a result of increased sales during the third quarter.  Accounts payable increased due to additional inventory purchases to support increased sales.

Cash flows used in investing activities were $5,042,836 during the quarter ended September 30, 2007 due to $339,461 of purchases of equipment and $4,703,375 cash payment for the acquisition of S&A Supply, net of cash acquired.

Cash flows provided by financing activities of $4,726,635 consisted of $4,778,459 in net borrowings under the credit facility-revolving credit and $13,000 received from the exercise of stock options.  Cash flows used in financing activities consisted of $64,824 for repayments of notes payable.

We anticipate S&A Supply to be a profitable subsidiary, therefore, cash flows provided by operating activities should more than offset future cash flows used in investing and financing activities, such as purchases of equipment and increased borrowing under the credit facility.  In addition, the seasonality of the S&A Supply’s business is similar to the Company’s seasonality, resulting in cash flow trends of a similar nature.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less .25% and a $750,000 note to Goldman Associates of NY, Inc. bears interest at prime.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $144,000 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2007.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4.  Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 (“Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls

As of the end of the period covered by this report, there has been no significant change in the Company’s internal controls or in other factors that could significantly affect internal controls as of September 30, 2007.

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

Dated: November 14, 2007	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer