Form 10-K
period 2007-12-31
COLONIAL COMMERCIAL CORP
filed 2008-03-31
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐                                          No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                              No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter) was $3,973,758.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2008
Common Stock, $.05 par value per share	4,645,680 shares
Convertible Preferred Stock, $.05 par value per share	467,500 shares

PART I.

Item 1.  Business

General

Colonial Commercial Corp. (“Colonial”) is a New York corporation which was incorporated on October 28, 1964.  Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries.  The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), American/Universal Supply, Inc. (“American”), and S&A Supply, Inc (“S&A”).  We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing and electrical fixtures and supplies, primarily in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties) and lower portions of New York State.  We are also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area.  We distribute these products through eight locations in New Jersey, seven locations in New York State, three locations in Massachusetts and one location in Willow Grove, Pennsylvania.  Of these locations, two are used for warehousing purposes only.  In addition, we distribute American Standard heating and air conditioning equipment, as well as other heating and air conditioning accessories, in Elmsford and Hicksville, New York.  We utilize showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

In September 2006, we began to distribute appliances, such as washers and dryers, to appliance dealers primarily in New York, New Jersey, and portions of Connecticut, Delaware and Pennsylvania.

On September 10, 2007, the Company, through a wholly owned subsidiary, purchased from S&A Supply, Inc., a Massachusetts corporation, (“S&A Supply”) and affiliates of S&A Supply, all of their tangible and intangible assets, including accounts receivable, inventory, fixed assets, but excluding certain accounts receivable and other specifically excluded assets, and assumed certain liabilities, including trade accounts payable and motor vehicle loans.  S&A Supply is a distributor of heating, electrical, and plumbing supplies in the Western Massachusetts area.

On December 31, 2007, pursuant to a Plan of Merger dated December 11, 2007, the Company’s subsidiaries American and RALwere merged.  RAL was the surviving company in the merger.  This merger has no effect on the Company’s consolidated financial statements or the daily operations of American and RAL.

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods.  Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, while demand for heating equipment is usually highest in the fourth quarter.

In 2007, 2006 and 2005, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects.  In the same years, respectively, sales consisted of approximately 42%, 40% and 42% HVAC equipment; 39%, 39% and 38% parts and accessories; and 15%, 16% and 16% climate control systems.

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

As of December 31, 2007, we had 215 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Distribution, Customers and Suppliers

We stock inventory in all of our 21 locations.  We deliver products to customers with our fleet of 22 leased and 23 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users.  We had approximately 6,500 customers in 2007.  No customer accounted for more than 2% of consolidated net sales in 2007.  We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer.

We deal with our customers on a purchase order by purchase order basis.

We purchase inventory from our vendors and maintain this inventory in our warehouses to meet purchasing requirements and ensure continuous availability of merchandise to satisfy our customers’ needs.  We occasionally accept the return of merchandise from the customer when returned in unopened cartons, subject to a restocking fee.  We do not normally provide extended payment terms to customers.  We have no material long term agreements with any supplier.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves.  All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

Certain of our supplier agreements limit the sale of competitive products in designated markets that we serve.

In 2007, two suppliers accounted for 30% of our purchases.  The loss of one or both of these suppliers could have a material adverse effect on our business for at least a short-term period.  We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

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

Government Regulations, Environmental and Health and Safety Matters

Our Company is subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment.  These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, as well as the phase out of certain refrigerants for use in equipment manufactured after January 1, 2010.  We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990.  Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA).  Management believes that the business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

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

We may be unable to renew our credit line at the expiration of its term or obtain alternate financing which would have a significant impact on the continuation of the operation of our business.

Since our debt accrues interest at a floating rate, extended periods of high interest rates could affect the viability of our business.

Our lender may call our loan due which would have a significant impact on our ability to do business

Our Company was in violation of our lender’s loan covenants for the third and fourth quarters of 2007, for which our lender has given us waivers.  Our lender has imposed a $35,000 fee for the waiver of the fourth quarter of 2007 covenants violation.  If at any time our Company is in violation of our lender’s loan covenants in the future, the lender may waive this violation, increase our interest rate by up to 3.0% and impose additional fees upon us for the violation.  The increase in the interest rate or a significant financial penalty would have a negative impact on the operation of our business.  If our lender does not waive this violation and calls our loan due, it may be difficult to obtain alternate financing which would have a significant impact on the continuation of the operation of our business.

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

Although William Pagano, a Director and Chief Executive Officer, has entered into an employment agreement with us that expires in 2010, our ability to operate our businesses and implement our strategies will depend upon our ability to attract and retain other qualified personnel.

Our ability to operate our business effectively could be impaired if we are unable to extend the leases for our locations.

We lease 20 locations with approximately 420,000 square feet for showrooms, counter sales and warehousing.  We own no real estate.  Our leases expire at various times between May 31, 2009 and April 30, 2018.  Our business will be negatively impacted if we are unable to extend our existing leases at reasonable rates and we are unable to lease alternative space on acceptable terms.

Our Company’s election of Board of Directors and corporate actions requiring shareholder approval could be controlled by a group of existing shareholders.

As of December 31, 2007, Michael Goldman, our Chairman, William Pagano, our Chief Executive Officer and a Director, and Rita Folger, a more than 5% shareholder, had beneficial ownership of approximately 55% of the Company’s common stock and 0% of the Company’s convertible preferred stock.  If voted as a group, Messrs. Goldman and Pagano and Mrs. Folger would have the power to elect all six members of the Board of Directors and control all corporate actions requiring shareholder approval.

 Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 275 Wagaraw Road, Hawthorne, New Jersey 07506 and are consolidated with the administrative offices of our subsidiary, Universal Supply Group, Inc.

The Company maintains 18 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; and Great Barrington and Pittsfield, Massachusetts.  Additionally, the Company maintains two separate warehouse locations in Cedar Knolls, New Jersey and New Hampton, New York.  These locations consist of approximately 420,000 square feet under leases expiring between 2009 and 2018 with current aggregate annual rents of approximately $3,110,097.

In addition, the Company has a month-to-month lease for a portion of the New Windsor, New York location, consisting of 11,000 square feet, for $2,500 per month, a month-to-month lease for a location in Willow Grove, Pennsylvania, consisting of 2,500 square feet, for $2,204 per month, and a month-to-month lease for a location in North Adams, Massachusetts, consisting of 6,000 square feet, for $1,425 per month.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts also include showrooms of kitchen, bathroom and electrical fixtures and accessories.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance.  As of December 31, 2007, we leased all our facilities.

Item 3.  Legal Proceedings

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 86 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2007, 15 filed actions in 2007, 7 filed actions in 2006, 14 filed actions in 2005, 33 filed actions in 2004, 15 filed actions in 2003, and 2 filed actions in 2002. There are 126 other plaintiffs that have had their actions dismissed and 12 other plaintiffs that have settled as of December 31, 2007 for a total of $3,357,500. There has been no judgment against the Predecessor.  Subsequent to December 31, 2007, one of the existing cases was dismissed by summary judgment.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,357,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there currently exist 28 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2007 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2007, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2007, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a)  Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) – Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market.  The following table sets forth the quarterly high and low bid prices during 2007 and 2006.  The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock
2007	High	Low	High	Low
First Quarter	$1.95	$1.70	$1.95	$1.75
Second Quarter	1.78	1.50	1.85	1.51
Third Quarter	1.68	1.25	1.65	1.35
Fourth Quarter	1.45	0.95	1.36	1.16

	Common Stock		Convertible Preferred Stock
2006	High	Low	High	Low
First Quarter	$2.38	$1.95	$2.40	$1.79
Second Quarter	3.00	2.10	2.85	2.10
Third Quarter	2.50	1.85	2.30	2.00
Fourth Quarter	2.35	1.70	2.40	1.80

(b)  Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders
Title of Class	(As of March 1, 2008)
Common stock par value $.05 per share	290
Convertible preferred stock par value $.05 per share	838

(c)  Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan and the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2007.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1996 Stock Incentive Plan:

Equity compensation plans approved by security holders	22,000	$0.25	0

Equity compensation plans not approved by security holders	0	$0.00	0

Colonial Commercial Corp. 2006 Stock Plan:

Equity compensation plans approved by security holders	75,000	$1.85	925,000

Equity compensation plans not approved by security holders	0	$0.00	0

Total	97,000	$1.49	925,000

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.  The plan expired on December 31, 2005.

At December 31, 2007, a total of 22,000 options were outstanding under the Company’s 1996 Stock Option Plan, which expire in June 2009.

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

On December 6, 2006, (the “Grant Date”), 100,000 options, having an expiration date in 2016, were granted under the Company’s 2006 Plan, of which 40,000 options vested and became exercisable immediately and 20,000 options vest and become exercisable on each of the first three anniversaries of the Grant Date.  On January 22, 2007, Phillip Siegel resigned as a Director and his 15,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he had sixty days from the date of his resignation to exercise his 10,000 vested options.  Mr. Siegel did not exercise his 10,000 vested options and said options were forfeited.  As of December 31, 2007, 75,000 options were outstanding under the Company’s 2006 Stock Option Plan.

(e)  Purchases of Equity Securities

On November 21, 2007, the Board of Directors authorized the Company to repurchase up to $250,000 of its common and/or preferred stock in open market or privately negotiated purchases.  There is no expiration date associated with this program.  As of December 31, 2007, the Company purchased 8,150 shares of common stock for an aggregate purchase price of $9,832 and approximately $240,168 remains available for repurchase under the program.  The Company accounted for these transactions utilizing the constructive retirement method.

The table below sets forth purchases of the Company’s stock for the quarter ended December 31, 2007.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007-October 31, 2007	0	$0	0	$250,000
November 1, 2007-November 30, 2007	0	0	0	250,000
December 1, 2007-December 31, 2007	8,150	1.21	8,150	240,168
Total	8,150	$1.21	8,150	$240,168

Item 6.  Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003

Sales	$82,425,865	$71,494,652	$66,690,945	$61,454,128	$44,671,136

Operating income	1,258,951	2,017,082	2,347,645	1,580,076	1,167,591

Net (loss) income	$(51,637)	$815,772	$2,062,852	$1,523,420	$1,191,257

Income per common share:

Basic:

Net (loss) income per common share	$(0.01)	$0.18	$0.48	$0.45	$0.60

Diluted:

Net (loss) income per common share	$(0.01)	$0.16	$0.40	$0.34	$0.34

	December 31,
	2007	2006	2005	2004	2003
Total assets	$36,107,221	$28,517,944	$27,217,854	$24,248,516	$20,489,981

Current liabilities

Borrowings under credit facility	18,027,055	13,615,696	11,745,985	12,325,209	12,232,030	(1)

Other	10,044,287	6,832,504	8,216,989	6,617,377	7,089,276	(2)

Long-term liabilities, less current obligations	1,267,314	1,317,394	1,400,834	1,398,774	326,700

(1)
The amounts shown in the table as “Borrowings under Credit Facility,” as of December 31, 2003, include $2,500,000 which Colonial Commercial Corp. and Universal agreed to pay to their lending bank in consideration of the bank releasing Colonial Commercial Corp. and Universal from their guarantees to the bank of an additional $3,300,695 of Atlantic Hardware & Supply Corporation’s (“Atlantic”) line of credit.  Atlantic is an inactive wholly owned subsidiary of the Company with no assets.

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

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, climate control systems and plumbing and electrical fixtures and supplies. Revenue is recognized when the earnings process is complete, which is generally upon shipment or delivery of products in accordance with agreed-upon shipping terms and when title and risk of loss transfers to the customer.  The Company has no further obligations subsequent to shipment or delivery.  Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty.  The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The only warranty provided on products sold is provided by the manufacturer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $11,364,038 and an allowance for doubtful accounts of $478,857 as of December 31, 2007.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $366,376 at December 31, 2007, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of December 31, 2007, the Company had a deferred tax valuation allowance of approximately $6,800,000.

Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006

Sales increased by 15.3%, or $10,931,213, to $82,425,865 for the year ended December 31, 2007 from $71,494,652 for the same period in 2006.  The inclusion of sales from our acquisition of S&A Supply, Inc., which occurred on September 10, 2007, accounted for $4,640,000 of this increase.  The remainder of the increase is related to the opening of our branch in the Albany, New York area in April 2007, the inclusion of sales of appliances for the full year of 2007 as opposed to the last four months of 2006, and increased sales of air conditioning products in our existing New York locations due to increased market penetration related to improving sales focus and service levels to our customers.

Gross profit increased by 9.9%, or $2,117,686, to $23,554,892 for the year ended December 31, 2007 from $21,437,206 for the same period in 2006.  Gross profit expressed as a percentage of sales decreased by 1.4% to 28.6% in 2007 compared to 30.0% for the comparable period in 2006.  The lower gross profit expressed as a percentage of sales was caused by increased sales of lower margin air conditioning equipment and appliances, as well as a reflection of the more competitive market place.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $545,985 and $431,780 for the years ended December 31, 2007 and 2006, respectively.

Operating income decreased by 37.6%, or $758,131, to $1,258,951 for the year ended December 31, 2007 from $2,017,082 for the same period in 2006.  This percentage decrease in operating income reflects the effect of the difference between the increase in gross profit of 9.9% compared to the increase in selling, general and administrative expenses of 14.8%.  The increase in selling, general and administrative expenses was $2,875,817 to $22,295,941 for the year ended December 31, 2007 from $19,420,124 for the same period in 2006.  This was caused by an increase in expenses for accounting and professional fees related to the implementation of controls and procedures required under the Sarbanes Oxley Act of 2002 and additional required filings with the Securities and Exchange Commission in the amount of $239,000, an increase in bad debt expense related to the declining economic conditions within the construction industry in the amount of $486,000 and a non-cash expense related to the death benefit due to the estate of the Company’s founder in December 2007 in the amount of $45,000.  Additionally we incurred approximately $1,955,000 in added expenses related to the operation of our new Albany, New York location in April 2007, our appliance division’s expenses being recorded for the full year of 2007 rather than four months in 2006 and the added selling, general and administrative for the operation of S&A Supply, Inc. which commenced on September 10, 2007.

Other income increased by 7.0%, or $19,352, to $297,218 for the year ended December 31, 2007 from $277,866 for the same period in 2006.  This increase is primarily the result of an increase in service charges collected from customers’ past due invoices in the year ended December 31, 2007.  Interest expense, net increased by 10.9%, or $147,534, to $1,502,319 for the year ended December 31, 2007 from $1,354,785 for the same period in 2006.  The interest expense increase is the result of increasing interest rates and increased borrowings under the credit line to support the acquisition of S&A Supply, Inc., the operation of our new location in Albany, New York, and, in general, higher inventory levels and accounts receivable related to increased sales.  The revolving credit line bears interest at .25% below the prime rate and the prime rate was 7.25% at December 31, 2007 compared to 8.25% at December 31, 2006.  As a result, pre tax income decreased by 94.3%, or $886,313, to $53,850 for the year ended December 31, 2007 from $940,163 for the same period in 2006.

The Company’s income tax expense for the year ended December 31, 2007 was $105,487 compared to $124,391 for the same period in 2006.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by 106.3%, or $867,409, to a net loss of $51,637 for the year ended December 31, 2007, compared to net income of $815,772 for the same period in 2006.  This decrease in net income was caused by the decrease in pre-tax income of $886,313, as stated above.

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

Liquidity and Capital Resources

Credit Facility

In connection with the acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.

The revolving credit line bears interest at .25% below prime.  At December 31, 2007, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $718,583 as of December 31, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $18,027,055 as of December 31, 2007.  The interest rate on the revolving credit facility as of December 31, 2007 was 7.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.  The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants for 2008, there is no assurance that they will be able to do so in the future.  As of December 31, 2007, the Company was in default of its monthly and quarterly net income and quarterly cash flow covenants; however, Wells has waived this event of default and reset the financial covenants for 2008 for a fee of $35,000.  This waiver applies to the quarter ended December 31, 2007 and does not extend beyond this period.

In addition to this fee, Wells stated that they may require the Company to delay the repayment of a $750,000 note to Goldman Associates of New York, Inc. (“Goldman Associates”) which was due on June 30, 2008.  Goldman Associates has extended the term of payment of this note to January 1, 2009.  Michael Goldman, Chairman of the Board of the Company, is the beneficial owner of Goldman Associates.  For additional information regarding Mr. Goldman and Goldman Associates, see Part III, Item 13., Certain Relationships and Related Transactions, and Director Independence, below.

As of December 31, 2007, the Company had $622,723 in cash compared with $482,251 at December 31, 2006.

Net cash provided by operating activities was $1,048,905 for the year ended December 31, 2007.  The net cash provided by operating activities for the 2007 period is primarily a result of non-cash charges of $1,322,365 offset by a net loss of $51,637 and changes in operating assets and liabilities of $221,823.  The increase in accounts receivable of $1,426,013 was primarily a result of slower payments made by our customers under credit terms that have not changed.  The increase in accounts payable of $2,108,151 was primarily due to increased inventory levels and, in some cases, the extension of vendor terms.

Cash flows used in investing activities were $5,154,470 during the year ended December 31, 2007 due to $451,095 of purchases of equipment and $4,703,375 cash payment for the acquisition of S&A, net of cash acquired.

Cash flows provided by financing activities of $4,246,037 consisted of $4,411,359 in net borrowings under the credit facility-revolving credit, $13,000 received from the exercise of stock options and $46,752 received from the issuance of notes payable.  Cash flows used in financing activities consisted of $215,242 for repayments of notes payable and $9,832 for the repurchase of common stock.

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

Equity Transactions

During the year ended December 31, 2007, the Company issued 52,000 shares of common stock pursuant to the exercise of stock options.  On January 2, 2007, Bernard Korn obtained 52,000 shares of common stock by exercising 52,000 outstanding stock options.  Mr. Korn was Chairman and Chief Executive Officer of the Company until his resignation on April 17, 2006 and served as a non-executive employee of the Company until his death on December 12, 2007.

During the year ended December 31, 2007, no shares of redeemable preferred stock were converted into common stock.  As of December 31, 2007, the number of convertible preferred shares outstanding was 467,500.

On November 21, 2007, the Board of Directors authorized the Company to repurchase up to $250,000 of its common and/or preferred stock in open market or privately negotiated purchases.  There is no expiration date associated with this program.  As of December 31, 2007, the Company purchased 8,150 shares of common stock for an aggregate purchase price of $9,832 and approximately $240,168 remains available for repurchase under the program.  The Company accounted for these transactions utilizing the constructive retirement method.

Contractual Obligations:

The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations as of December 31, 2007:

	Payment Due by Period (in thousands)
		Less than			Over
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating leases	$20,221	$3,840	$6,686	$5,025	$4,670

Compensation agreements	1,340	495	845	-	-

Notes payable	1,564	296	1,238	30	-

Notes payable interest	106	36	70	-	-

Line of credit	18,027	18,027	-	-	-

Line of credit interest	1,262	1,262	-	-	-

Totals	$42,520	$23,956	$8,839	$5,055	$4,670

Notes payable carry a fixed interest percentage rate per annum, with the exception of a $750,000 note that accrues interest at the prime rate.  “Notes payable interest” in the table assumes an average annual prime rate of 7.25%.  The prime rate as of December 31, 2007 was 7.25%.  See Note 6, Notes Payable, of the Financial Statements for the terms of these notes.

“Line of credit” in the table is shown as a less than one year obligation because the lending bank may demand payment at any time.  The line of credit consists of a revolving credit line that bears interest at .25% below prime.  “Line of credit interest” in the table assumes that the principal amount outstanding on the line is paid in full on December 31, 2007, that the principal amount to be repaid on that date will be $18,027,055 (which is the principal amount that was outstanding on December 31, 2007), and assumes that the average prime rate will be 7.25% in 2008.  The prime rate was 7.25% as of December 31, 2007.  See Note 5, Financing Arrangements, of the Financial Statements for the terms of the line of credit.

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

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less .25%, and a $750,000 note to Goldman Associates of New York, Inc. bears interest at the prime rate.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $131,627 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2007.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such, do not expose the pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Eisner LLP and Weiser LLP, appear herein. See Index to Consolidated Financial Statements, appearing on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 27, 2008, the Company amended Convertible Notes dated as of July 29, 2004 payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for the first maturity date of each note to be extended from June 1, 2008 to January 1, 2009.

On March 27, 2008, the Company amended the Secured Note dated July 24, 2004 payable to Goldman Associates of New York, Inc. (“Amended Secured Note”).  The Amended Secured Note provides for the maturity date of the note to be extended from June 30, 2008 to January 1, 2009.

For additional information regarding Rita Folger, William Pagano and Goldman Associates of New York, Inc., see Part III, Item 13., Certain Relationships and Related Transactions, and Director Independence, below.

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

Name	Age	Position with the Company

Directors and Executive Officers:

Dr. E. Bruce Fredrikson	69	Director, Chairman of Audit Committee

Melissa Goldman-Williams	40	Director

Michael Goldman	69	Director, Chairman of the Board

Stuart H. Lubow	50	Director, Chairman of Nominating Committee

Ronald H. Miller	64	Director

William Pagano	68	Director and Chief Executive Officer of the Company and President of Universal

William Salek	46	Chief Financial Officer and Secretary of the Company and Vice President of Universal

Dr. E. Bruce Fredrikson

Dr. E. Bruce Fredrikson has been a Director of the Company since January 28, 2005. Dr. Fredrikson is currently an independent consultant in corporate finance and governance.  He is Professor of Finance, Emeritus, at Syracuse University’s Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is a director of Consumer Portfolio Services, Inc., a consumer finance company, and is non-executive Chairman of the Board of Track Data Corporation, a financial services company.  He is Chairman of the Audit Committee of both of these companies.  Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

Melissa Goldman-Williams

Melissa Goldman-Williams has been a Director of the Company since October 22, 2004.    Mrs. Goldman-Williams presently serves as the Chief Operating Officer of Westeye East, an appliance distributor.  Previously, Mrs. Goldman-Williams was the Chief Operating Officer and a member of the Board of Directors of Goldman Associates of New York, Inc., now an investment company located in Florida, until its acquisition by Westeye East on January 1, 2007.  Mrs. Goldman-Williams holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University.

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006.  Since 1987 Mr. Goldman was the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc., an appliance distributor for the Northeast.  The assets of this company were acquired by Westeye East, on January 1, 2007 and it is now an investment company located in Florida.  Mr. Goldman continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc.  Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

Stuart H. Lubow

Stuart H. Lubow became a Director of the Company on May 11, 2006.  Mr. Lubow is a founder, Chairman, President and Chief Executive Officer of Community National Bank.  Mr. Lubow was founder, President and Chief Executive Officer of Community State Bank from 1997 to 2003 and was the Executive Vice President and Chief Operating Officer of Garden State Bank until 1996.  Mr. Lubow has been a banking executive for over 25 years.  He is a past Chairman of the Community Bankers Association of New Jersey, as well as the former Chairman of the Teaneck Development Corporation.  Mr. Lubow holds a B.A. in Accounting from Moravian College and has served as an instructor at the New York University School of Continuing Education.

Ronald H. Miller

Ronald H. Miller has been a Director of the Company since 1983.  Mr. Miller holds a B.S. in Education from Ohio State University and a J.D. from Ohio State University.  Mr. Miller was engaged in the practice of law since 1969 until his retirement in 2007.  Mr. Miller is an acting Judge of Auglaize County Municipal Court in the State of Ohio.

William Pagano

William Pagano has been the President of Universal since November 1998, and was appointed as a Director of the Company in February 2002, as President of the Company on October 27, 2005, and as Chief Executive Officer of the Company on April 17, 2006. Prior to November 1998, Mr. Pagano was engaged in the practice of law for 20 years.  Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University.  Mr. Pagano also holds a J.D. from Seton Hall University.

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

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2007 through December 31, 2007, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all employees, including all employees of  the Company’s subsidiaries, as well as each member of the Company’s Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Dr. E. Bruce Fredrikson and Ronald H. Miller.  Phillip Siegel served on the Committee prior to his resignation as a Director on January 22, 2007.  The Board of Directors had determined that it has two audit committee financial experts serving on the Audit Committee, Dr. Fredrikson and Ronald H. Miller.  Both Dr. Fredrikson and Mr. Miller are independent Directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

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

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options.  In setting base salaries, the compensation committee reviews the individual contributions of the particular executive.  The annual incentive compensation award for 2007 is determined by terms set forth in each executive officer’s employment agreement.  In addition, stock options may be granted to provide the opportunity for long-term compensation based upon the performance of our stock over time.

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

Compensation Process

Prior to June 13, 2006, our Board approved the compensation of our named executive officers, including the terms of their employment agreements.  Going forward, for each of our named executive officers, the compensation committee, in accordance with the terms and conditions of any then effective employment agreements, reviews and approves all elements of compensation taking into consideration recommendations from our chief executive officer (for compensation other than his own), as well as competitive market guidance provided at the request of the compensation committee.

The Company’s compensation program for executives consists of three elements:

i.	base salaries

ii.	performance-based annual incentive compensation awards

iii.	periodic grants of stock options

Base Salaries

The salaries for the executive officers are designed to retain qualified and dedicated executive officers. The compensation committee reviews salary recommendations made by the Company’s Chief Executive Officer (other than for executive officers covered by employment agreements), and evaluates individual responsibility levels, performance and length of service.

Annual Incentive Compensation Awards

Annual incentive compensation awards provide the Company with a means of rewarding performance based upon the attainment of corporate profitability during the year.  Mr. Pagano, pursuant to an employment contract, receives annual incentive compensation awards based upon a percentage of earnings of the Company’s subsidiaries.  Mr. Salek, pursuant to an employment contract that expired December 31, 2007, received annual incentive compensation awards based upon a percentage of earnings of the Company’s subsidiaries.  Mr. Pagano and Mr. Salek accrued an incentive compensation award of $151,778 and $14,235, respectively, for the year ended December 31, 2007. On March 3, 2008, Mr. Pagano waived his right to receive this incentive compensation for 2007.

Stock Options

Stock options may be granted to provide the opportunity for long-term compensation based upon the performance of our stock over time.  During 2007, no stock options were granted to the Company’s employees, or the executive officers.

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

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2007 and 2006 to Bernard Korn, William Pagano and William Salek, the only named executive officers of the Company whose compensation exceeded $100,000.

			Non-Equity	All
			Incentive Plan	Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total

Bernard Korn*	2007	$200,000	-	$37,888	$237,888

	2006	$200,000	-	$30,699	$230,699

William Pagano—Director and Chief	2007	$200,000	-	-	$200,000

Executive Officer of the Company and,	2006	$200,000	$260,109	-	$460,109

President of Universal

William Salek—Chief Financial Officer	2007	$120,000	$14,235	-	$134,235

and Secretary of the Company and Vice	2006	$120,000	$30,958	-	$150,958

President and Secretary of Universal

*Mr. Korn resigned as Director, Chairman of the Board, and Chief Executive Officer of the Company on April 17, 2006 and served as a non-executive employee of the Company until his death on December 12, 2007.

Mr. Korn’s all other compensation for the fiscal years ended 2007 and 2006, respectively, consists of $9,185 and $11,962 in automobile lease payments, $3,954 and $3,990 in automobile related costs, $17,291 and $7,289 in prescription coverage for Mr. Korn and his wife, and $7,458 and $7,458 in Medicare reimbursements.

During the fiscal years ended 2007, 2006 and 2005, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Korn was the Chairman of the Board, Director and Chief Executive Officer of the Company until his resignation as such on April 17, 2006.  Mr. Pagano was the President and a Director of the Company for 2005 and was appointed Chief Executive Officer on April 17, 2006. Mr. Salek is the Chief Financial Officer and Secretary of the Company.

Bernard Korn

Mr. Korn’s employment under an employment agreement dated April 17, 2006 was to end on December 31, 2010, however, Mr. Korn passed away December 12, 2007.  Pursuant to the employment agreement, Mr. Korn’s widow is entitled to the following two payments: (i) a $5,000 lump sum death benefit and (ii) $200,000 payable not less frequently than in bi-weekly installments.

The agreement provided that until May 31, 2008, Mr. Korn would not without the prior written consent of the Company (i) knowingly sell any of the Company’s securities to a 5% shareholder (as defined), or to a person who as a result of such sale would become a 5% shareholder, unless such person first enters into a standstill agreement in favor of the Company, (ii) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (iii) propose to enter into any merger, consolidation, recapitalization, business combination or other similar transaction involving the Company or any of its affiliates, (iv) make, or in any way participate in any solicitation of proxies to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates, (v) form, join or in any way participate in a group (as defined) in connection with any of the foregoing or (vi) advise, assist or encourage any other persons in connection with the foregoing.  On November 2, 2007, the Company terminated said Standstill Agreement dated June 21, 2004 between the Company and Bernard Korn.

William Pagano

Mr. Pagano was appointed the Chief Executive Officer of the Company after Mr.  Korn’s resignation on April 17, 2006.

Universal Supply Group, Inc., (“Universal”), a wholly owned subsidiary of the Company, and Mr. Pagano entered into an employment agreement dated as of June 25, 1999, as amended by Amendment No. 1 dated as of October 29, 2002, as further amended by Amendment No. 2 dated as of June 15, 2005, and as further amended by Amendment No. 3 dated as of March 12, 2007, pursuant to which the Company employed Mr. Pagano as President of Universal.  The amended employment agreement provides for (i) a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy, the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. The amended employment agreement contains confidentiality and non-compete provisions and expires on December 31, 2010.

For the calendar years 2008 through 2010, Mr. Pagano will receive, as incentive compensation, a percentage of the Incentive Compensation Base.  Incentive Compensation Base shall mean the Universal’s net earnings (as determined by the Company, Universal’s parent) which are included in the Company’s consolidated audited financial statements, plus the amount of any deductions from net earnings which are made in such statements for (i) interest paid or accrued in connection with the acquisition of the Universal, (ii) Federal income taxes, (iii) parent company management fees or allocation of overhead from the parent company either paid or accrued and (iv) incentive compensation under this Agreement.  Earnings of businesses acquired by Universal shall be included in determining incentive compensation base.  Incentive compensation will be paid within 30 days following receipt by Universal of the Independent Accountant’s report for the year involved and said report shall be binding and conclusive on the calculation of net earnings and incentive compensation.  Incentive compensation for any year beginning in 2005 shall in no event exceed two times Mr. Pagano’s base compensation for such year.

Portion of Incentive			Additional Compensation
Compensation Base			Percentages

Up to		$ 250,000	8%
$ 251,000	to	$ 500,000	9%
$ 501,000	to	$ 750,000	10%
$ 751,000	to	$ 1,000,000	11%
$ 1,001,000		And over	12%

For the fiscal years ending December 31, 2007 and 2006 the incentive compensation base was $1,473,150 and $2,375,908, respectively, and the incentive compensation was computed as follows:

2007
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$250,000	at 8%	$20,000
$250,000	at 9%	$22,500
$250,000	at 10%	$25,000
$250,000	at 11%	$27,500
$473,150	at 12%	$56,778
$1,473,150		$151,778

2006
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$250,000	at 8%	$20,000
$250,000	at 9%	$22,500
$250,000	at 10%	$25,000
$250,000	at 11%	$27,500
$1,375,908	at 12%	$165,109
$2,375,908		$260,109

Total incentive compensation for the fiscal years ended December 31, 2007 and 2006 was $151,778 and $260,109, respectively.  On March 3, 2008, Mr. Pagano waived his right to receive this incentive compensation for 2007.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.

William Salek

Effective January 1, 2005, Mr. Salek was employed pursuant to an employment agreement that expired on December 31, 2007 at a compensation of $120,000 per annum.  The agreement also provided for additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries.

For each of the calendar years 2005 through 2007, Mr. Salek received, as incentive compensation, a percentage of the Incentive Compensation Base.  Incentive Compensation Base shall mean the Universal’s net earnings (as determined by the Company, Universal’s parent) which are included in the Company’s consolidated audited financial statements, plus the amount of any deductions from net earnings which are made in such statements for (i) interest paid or accrued in connection with the acquisition of the Universal, (ii) Federal income taxes, (iii) parent company management fees or allocation of overhead from the parent company either paid or accrued and (iv) incentive compensation under this Agreement.  Earnings of businesses acquired by Universal shall be included in determining incentive compensation base.  Incentive compensation will be paid within 30 days following receipt by Universal of the Independent Accountant’s report for the year involved and said report shall be binding and conclusive on the calculation of net earnings and incentive compensation.

Portion of Incentive			Additional Compensation
Compensation Base			Percentages

Up to		$ 250,000.25%
$ 251,000	to	$ 500,000.50%
$ 501,000	to	$ 750,000.75%
$ 751,000	to	$ 1,000,000	1.00%
$ 1,001,000	to	$ 1,250,000	1.25%
$ 1,251,000	to	$ 1,500,000	1.50%
$ 1,501,000	to	$ 1,750,000	1.75%
$ 1,751,000	to	$ 2,000,000	2.00%
$ 2,001,000		And over	2.25%

For the fiscal years ending December 31, 2007 and 2006, the incentive compensation base was $1,563,429 and $2,375,908, respectively, and the incentive compensation was computed as follows:

2007
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$ 250,000.25%		$ 625
$ 250,000.50%		$ 1,250
$ 250,000.75%		$ 1,875
$ 250,000	1.00%	$ 2,500
$ 250,000	1.25%	$ 3,125
$ 250,000	1.50%	$ 3,750
$ 63,429	1.75%	$ 1,110
$ 1,563,429		$14,235

2006
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$ 250,000.25%		$ 625
$ 250,000.50%		$ 1,250
$ 250,000.75%		$ 1,875
$ 250,000	1.00%	$ 2,500
$ 250,000	1.25%	$ 3,125
$ 250,000	1.50%	$ 3,750
$ 250,000	1.75%	$ 4,375
$ 250,000	2.00%	$ 5,000
$ 375,908	2.25%	$ 8,458
$ 2,375,908		$30,958

Total incentive compensation for the fiscal years ended December 31, 2007 and 2006 was $14,235 and $30,958, respectively.

Mr. Salek’s employment agreement expired on December 31, 2007.  Commencing January 1, 2008, Mr. Salek is employed at a compensation of $130,000 per annum, plus the following incentive program:

Pre-Tax Profit	Incentive Award
$ 800,000	5% of Salary or $ 6,500
$ 900,000	10% of Salary or $13,000
$1,000,000	15% of Salary or $19,500
$1,100,000	20% of Salary or $26,000
$1,200,000	25% of Salary or $32,500
$1,300,000	30% of Salary or $39,000
$1,350,000	35% of Salary or $45,500

Additionally, Mr. Salek is entitled to use of a Company owned vehicle and all expenses related thereto, including gas, repairs and insurance.

Mr. Salek’ compensation plan will give the Company and the compensation committee the opportunity to review progress and achievements at the end of 2008 in order to come to a decision on an appropriate plan and compensation package for subsequent years.

Outstanding Equity Awards at Fiscal Year End

On January 2, 2007 Bernard Korn obtained 52,000 shares of common stock by exercising 52,000 outstanding stock options.  There were no equity awards outstanding for the named executive officers as of December 31, 2007.

Potential Payments Upon Termination or Change In Control

Assuming the employment of each of our named executive officers were to be terminated on December 31, 2007 without cause, by death or by change in control, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the table below:

	Severance pay for termination without cause	Termination by death	Change of control

William Pagano	None.	None.	None.

William Salek	None.	None.	None.

Mr. Korn’s employment under an employment agreement dated April 17, 2006 was to end on December 31, 2010, however, Mr. Korn passed away December 12, 2007.  Pursuant to the employment agreement, Mr. Korn’s widow is entitled to the following two payments: (i) a $5,000 lump sum death benefit and (ii) $200,000 payable not less frequently than in bi-weekly installments.

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total

E. Bruce Fredrikson	$22,000	$10,122	-	$32,122

Melissa Goldman-Williams	$12,000	-	-	$12,000

Michael Goldman	$12,000	-	-	$12,000

Stuart H. Lubow	$12,000	$10,121	-	$22,121

Ronald H. Miller	$12,000	$10,121	-	$22,121

Phillip Siegel	$3,000	-	-	$3,000

*The dollar amount of stock option awards are recognized for financial statement reporting purposes with respect to the year ended December 31, 2007, in accordance with FAS 123R.

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

For calendar years beginning 2008, the Company will pay the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

On December 6, 2006, the Company granted ten-year options to purchase 25,000 shares of common stock at an exercise price of $1.85 per share to each of the following Directors: E. Bruce Fredrikson, Stuart H. Lubow, Ronald H. Miller and Phillip Siegel. The option to each Director was immediately vested for 10,000 shares and will vest for 5,000 additional shares on each of the first three anniversaries of the Grant Date if the optionee then continues as a Director. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  On January 22, 2007, Phillip Siegel resigned as a Director and his 5,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he had sixty days from the date of his resignation to exercise his 10,000 vested options.  Mr. Siegel did not exercise his 10,000 vested options and said options were forfeited.  Prior to his resignation as Director, Mr. Siegel served as Chairman of the Compensation Committee and as a member of the Audit and Nominating Committees.

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

On June 13, 2006, the Board of Directors appointed Phillip Siegel as Chairman of the Compensation Committee and E. Bruce Fredrikson and Stuart H. Lubow to serve on the Compensation Committee.  On August 8, 2006 the Board of Directors adopted a Compensation Committee Charter.  Phillip Siegel resigned as a Director on January 22, 2007 and has not served on the Compensation Committee since that date.

Compensation Committee Report

The following report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.  Phillip Siegel resigned as a Director on January 22, 2007, has not served on the Compensation Committee since that date, and did not participate in these recommendations.

Members of the Compensation Committee

E. Bruce Fredrikson

Stuart H. Lubow

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2008, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of named executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock
	Amount and			Amount and
	Nature of			Nature of
	Beneficial		Percent of	Beneficial		Percent of
Name of Beneficial Owner	Ownership*		Class	Ownership*		Class

Officers and Directors***:

E. Bruce Fredrikson	25,600	(1)	**	500	(1)	**

Melissa Goldman-Williams	5,400		**	0		**

Michael Goldman	1,312,255	(2)	27.41%	0		**

Stuart H. Lubow	15,000	(3)	**	0		**

Ronald H. Miller	16,054	(4)	**	0		**

William Pagano	767,973	(5)	16.44%	0		**

William Salek	61,667	(6)	1.32%	0		**

All Officers and Directors as a Group:	2,203,949		45.15%	500		**

Holders of over 5% of a class of stock who are not Officers or Directors:

Rita C. Folger	578,719	(7)	12.39%	0		**

Goldman Associates of New York, Inc.	1,129,255	(8)	23.59%	0		**

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

***On January 22, 2007, Phillip Siegel resigned as a Director and his 10,000 shares of Common Stock issuable upon exercise of his options expired sixty days after his resignation.

(1)  E. Bruce Fredrikson’s beneficial ownership consists of 10,600 shares of Common Stock, 15,000 shares of Common Stock issuable upon exercise of his options, and 500 shares of Common Stock issuable at any time upon conversion of 500 shares of Convertible Preferred Stock.

(2)  Michael Goldman is the President and majority shareholder of Goldman Associates of New York, Inc. (“Goldman Associates”). Goldman Associates is the owner of 979,255 shares of Common Stock (“Goldman Shares”) and a warrant (“Warrant”) to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share.  The Warrant is exercisable at any time prior to its expiration on December 31, 2008.  Mr. Goldman is the owner of 183,000 shares of Common Stock and the beneficial owner of the Warrant and the Goldman Shares.  Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates and Michael Goldman disclaim beneficial ownership.  Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(3)  Stuart H. Lubow’s beneficial ownership consists of 15,000 shares of Common Stock issuable upon exercise of his options.

(4)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 15,000 shares of Common Stock issuable upon exercise of his options.

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

(8)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 979,255 shares of Common Stock and a warrant to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share.  See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

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

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $234,866, $224,885 and $215,674 during the years ended December 31, 2007, 2006 and 2005, respectively.  The Company owes Mr. Hildebrandt $80,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Goldman Associates of New York, Inc. (“Goldman Associates”) has agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.  Michael Goldman is the beneficial owner of the shares held by Goldman Associates.

The Company owes Goldman Associates, a private Company controlled by Michael Goldman, $750,000 pursuant to a secured note which is subordinate to the borrowings under the credit facility. The note bears interest at the prime rate and is due on January 1, 2009.

For calendar years beginning 2008, the Company will pay the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

(c)
Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005.  Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006 until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the years ended 2007, 2006 and 2005 were $115,412, $89,826 and $79,973, respectively.  Jeffrey Folger is an associate of Oscar Folger’s law firm.  Additionally, in 2006, $12,000 was paid to each Oscar and Jeffrey Folger as part time employees of the Company.

(d)
William Pagano is employed pursuant to an employment agreement that provides for a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy, the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. The amended employment agreement contains confidentiality and non-compete provisions and expires on December 31, 2010. William Pagano’s total incentive compensation for the fiscal years ended December 31, 2007, 2006 and 2005 was $151,778, $260,109 and $317,924, respectively.  On March 3, 2008, Mr. Pagano waived his right to receive this incentive compensation for 2007.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.

(e)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that was set to expire in September 2008, subject to renewal options, and provided for a current aggregate annual rent of $133,500.  Pioneer is the landlord under the Lease pursuant to an assignment and assumption agreement dated April 12, 2005.

On February 21, 2007, the Lease was further amended by a Third Modification of Lease Agreement to provide, among other things, for 25,947 square feet of the leased premises, a net increase of 14,443 square feet, and for $245,844 total annual fixed rent, an increase of $106,740 per annum.  The effectiveness of the Third Modification of Lease Agreement commenced in August 2007.  The term of the lease expires on March 31, 2017, subject to two five-year renewal options.

Additionally, on February 21, 2007, Pioneer granted the Company an option (“Option”) to purchase the Premises for (i) an exercise price equal to Pioneer’s total financial investment in the Premises through the date of exercise and (ii) the release of Mr. Pagano (and any other guarantors) from guaranties of mortgage loans secured by the Premises.  The Option expired on July 31, 2007.

William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  Oscar Folger and Jeffrey Folger are counsel to the Company.  The Company paid Pioneer Realty Holdings, LLC $176,556 and $137,239 in rent during the years ended December 31, 2007 and 2006, respectively.

(f)
Each of Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger had agreed that until May 31, 2008 he or she will not purchase any stock of the Company without written consent from the Company and that he or she will not sell any stock to any person if the sale would create a new 5% shareholder within the meaning of Internal Revenue Code Section 382 unless the buyer first enters into a similar standstill agreement.  On November 2, 2007, the Company terminated said Standstill Agreements dated June 21, 2004 between the Company and Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger.

(g)
Mr. Pagano, Mr. Salek, Mrs. Folger and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

(h)
On September 5, 2006, the Company was appointed a non-exclusive distributor of Speed Queen home laundry equipment in the New York metropolitan area, and in portions of Connecticut, Delaware and Eastern Pennsylvania.  The Company succeeded Goldman Associates of New York, Inc. in this distributorship and, on August 31, 2006, purchased Goldman Associates’ Speed Queen accounts receivable, inventory and related assets at fair value for $149,625.  Goldman Associates is a private Company controlled by Michael Goldman who is the Chairman of Colonial.  The Company also established a “Goldman Universal” division to distribute the Speed Queen home laundry system line and other appliances.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2007 and 2006 were $233,100 and $270,723, respectively.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that were normally provided by Eisner LLP in 2007 and Weiser LLP in 2006 in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from Eisner LLP in 2007 or Weiser LLP in 2006.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Eisner LLP in 2007 or Weiser LLP in 2006.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

All other fees for professional services rendered to the Company by Eisner LLP during the fiscal year 2007 were $37,000.  There were no other fees for professional services rendered to the Company by Weiser LLP during the fiscal year 2006, other than the services reported above.

The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a).  In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8., Financial Statements and Supplementary Data

(2)	Financial Statement Schedules. See F-1 through F-33, attached

(3)	Exhibits

INDEX TO EXHIBITS

						Incorporated By
			Filed		Date Filed	Reference
Exhibit		Exhibit Name	Herewith	Form	With SEC	From Exhibit

3.01		Restated Certificate of Incorporation of Registrant dated January 6, 1983		10-K	03-30-06	3.01
	(a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986		10-K	03-30-06	3.01(a)
	(b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988		10-K	03-30-06	3.01(b)
	(c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(c)
	(d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(d)
	(e)	Certificate of Amendment of the Certificate of Incorporation dated September 29, 2006		10-Q	11-13-06	3.01

3.02		By-Laws of Registrant		10-K	03-30-06	3.02
	(a)	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01		Specimen of Common Stock Certificate		10-K	03-30-06	4.01

4.02		Specimen of Convertible Preferred Stock Certificate		10-K	03-30-06	4.02

10.01		Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-KSB	03-31-98	10(a)
	(a)	Amendment Number 1 dated April 1, 1999 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(i)
	(b)	Amendment Number 2 dated April 1, 2000 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(ii)
	(c)	Amendment Number 3 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11-18-03	10(a)(iii)

	(d)	Amendment Number 4 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	11-18-03	10(a)(iv)
	(e)	Amendment Number 5 dated May 17, 2004 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	03-30-06	10.01(e)
	(f)	Employment Agreement dated April 17, 2006 between Registrant and Bernard Korn	8-K	04-21-06	10.01

10.02		Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	07-09-99	10(a)(iii)
	(a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	11-02-05	10.02
	(b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	06-20-05	99.1
	(c)	Amendment Number 3 dated as of March 12, 2007 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	03-12-07	10.04

10.03		Employment Agreement dated June 25, 1999 between Universal Supply Group, Inc. and William Salek	10-K	03-30-06	10.03
	(a)	Amended and Restated Employment Agreement dated as of January 20, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Salek	8-K	01-20-05	10.01

10.04		1996 Stock Option Plan	S-8	10-02-97	28B

10.05		2006 Stock Plan	10-Q	11-13-06	10.01
	(a)	Form of stock option grant letter	8-K	12-06-06	10.01

10.06		Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.	10-KSB	03-30-99	10(g)
	(a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999	8-K	07-09-99	10(a)(ii)
	(b)	Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	8-K	07-09-99	10(a)(iv)
	(c)	Demand Note dated June 24, 1999 between LaSalle Bank National Association and Colonial Commercial Sub Corp.	8-K	07-09-99	10(a)(v)

	(d)	Guaranty of All Liabilities and Security Agreement of Colonial Commercial Sub Corp. by Colonial Commercial Corp. to LaSalle Bank National Association dated June 24, 1999	8-K	07-09-99	10(a)(vi)
	(e)	Waiver and Tenth Amendment dated November 21, 2002 to the Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	10-K	11-18-03	10(e)(vi)
	(f)	Securities Pledge Agreement dated November 21, 2002 made by the Registrant in favor of LaSalle Bank National Association, re: Universal Supply Group, Inc.	10-K	11-18-03	(10)(e)(vii)

10.07		Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
	(a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.	10-Q	08-16-04	10.1
	(b)	First Amendment to the Credit Security Agreement dated May 11, 2006	8-K	06-27-06	10.02
	(c)	Second Amendment to the Credit Security Agreement dated September 10, 2007	8-K	09-14-07	10.08

10.08		Certain documents related to Well-Bilt Steel Products, Inc.:
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
				10-K	11-18-03	10(g)

10.10		Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.		10-K	11-18-03	10(h)

10.11		Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”		10-K	03-30-06	10.10

10.12		Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”		10-K	03-30-06	10.11

10.13		Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
	(a)	Private Placement Purchase Agreement		10-Q	08-16-04	4.1
	(b)	Convertible Note Payable		10-Q	08-16-04	4.2
	(c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	Yes
	(d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	Yes

10.14		Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:		10-Q	08-16-04	4.3
	(a)	Private Placement Agreement		10-Q	08-16-04	4.4
	(b)	Secured Note		10-Q	08-16-04	4.5
	(c)	Warrant		10-Q	08-16-04	4.6
	(d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	Yes

10.15
Asset Purchase Agreement dated September 5, 2003 for the purchase of certain assets, subject to certain liabilities of The RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
				8-K	10-15-03	10(a)(i)

10.16		RAL Closing Statement dated September 30, 2003		8-K	10-15-03	10(a)(ii)

10.17		Asset Purchase Agreement dated September 10, 2007 for the purchase of certain assets, subject to certain liabilities of S&A Supply, Inc. by S&A Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.		8-K	09-14-07	10.01
	(a)
Form of Amendment Number 1 dated March 26, 2008 to Asset Purchase Agreement dated September 10, 2007 for the purchase of certain assets, subject to certain liabilities of S&A Supply, Inc. by S&A Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
			Yes

10.18		Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.04
	(a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.05
	(b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.06
	(c)	Third Modification of Lease Agreement dated February 21, 2007 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	02-23-07	10.04
	(d)	Option Agreement by and between Pioneer Realty Holdings, LLC and Colonial Commercial Corp., dated as of February 21, 2007.		8-K	02-23-07	10.05

10.19		Offer to Purchase Odd Lot Shares and Letter of Transmittal dated August 16, 2005		8-K	08-18-05	10.01

11.01		Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01		Code of Ethics		10-K	04-15-05	14

21.01		Subsidiaries of Registrant	Yes

23.01		Consent of Registered Independent Public Accounting Firm—Eisner LLP	Yes

23.02		Consent of Registered Independent Public Accounting Firm—Weiser LLP	Yes

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

99.01	Affidavit dated January 28, 2002 in support of Atlantic Hardware & Supply Corporation’s Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code		10-K	11-18-03	99.1

99.02	Dismissal of Atlantic Hardware & Supply Corporation’s Petition for Relief by the U.S. Bankruptcy Court for the Eastern District of New York dated May 18, 2005		10-K	03-30-06	99.02

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements

CONTENTS
Page

Report of Independent Registered Public Accounting Firm: Eisner LLP	F-2

Report of Independent Registered Public Accounting Firm: Weiser LLP	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-7

Notes to the Consolidated Financial Statements	F-8

Schedule II – Valuation and Qualifying Accounts	F-33
All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colonial Commercial Corp.

We have audited the accompanying consolidated balance sheet of Colonial Commercial Corp. and subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the year ended December 31, 2007.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Eisner LLP
New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Colonial Commercial Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Colonial Commercial Corp. and Subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(j) to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.  Also, the accompanying 2006 and 2005 consolidated financial statements have been restated to correct the accounting for vendor rebates and the computation of diluted earnings per share.

We have also audited the financial statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2006 and 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/Weiser LLP

New York, NY

March 22, 2007, except for the effects of the restatements, dated August 13, 2007, discussed in the second preceding paragraph.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$622,723	$482,251
Accounts receivable, net of allowance for doubtful accounts of $478,857 in 2007 and $212,043 in 2006	11,364,038	9,069,301
Inventory	17,282,661	12,854,317
Prepaid expenses and other current assets	1,107,623	1,057,099
Deferred tax asset - current portion	532,500	420,000
Total current assets	30,909,545	23,882,968
Property and equipment	1,799,689	1,512,666
Goodwill	1,628,133	1,628,133
Other intangibles	366,376	3,500
Other assets - noncurrent	227,478	202,177
Deferred tax asset - noncurrent	1,176,000	1,288,500
	$36,107,221	$28,517,944
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,774,988	$4,719,160
Accrued liabilities	1,970,396	1,975,175
Income taxes payable	2,576	1,630
Borrowings under credit facility - revolving credit	18,027,055	13,615,696
Convertible notes payable, includes related party notes of $62,500 in 2007 and $0 in 2006	137,500	-
Notes payable - current portion; includes related party notes of $30,000 in 2007 and $30,000 in 2006	158,827	136,539
Total current liabilities	28,071,342	20,448,200
Convertible notes payable, includes related party notes of $262,500 in 2007 and $325,000 in 2006	337,500	525,000
Notes payable, excluding current portion; includes related party notes of $750,000 in 2007 and $683,125 in 2006	929,814	792,394
Total liabilities	29,338,656	21,765,594

Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 shares issued and outstanding in 2007 and 2006, liquidation preference of $2,337,500 in 2007 and 2006	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,637,530 and 4,593,680 shares issued and outstanding in 2007 and 2006, respectively	231,876	229,684
Additional paid-in capital	10,773,451	10,707,791
Accumulated deficit	(4,260,137)	(4,208,500)
Total stockholders' equity	6,768,565	6,752,350
	$36,107,221	$28,517,944

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the Years Ended December 31,
	2007	2006	2005
Sales	$82,425,865	$71,494,652	$66,690,945
Cost of sales	58,870,973	50,057,446	46,560,548
Gross profit	23,554,892	21,437,206	20,130,397

Selling, general and administrative expenses, net	22,295,941	19,420,124	17,782,752
Operating income	1,258,951	2,017,082	2,347,645

Other income	297,218	277,866	272,597

Interest expense, net; includes related party interest of $101,770 in 2007, $104,485 in 2006 and $93,154 in 2005	(1,502,319)	(1,354,785)	(1,044,454)
Income from operations before income tax expense (benefit)	53,850	940,163	1,575,788

Income tax expense (benefit)	105,487	124,391	(487,064)
Net (loss) income	$(51,637)	815,772	$2,062,852

(Loss) income per common share:
Basic	$(0.01)	$0.18	$0.48
Diluted	$(0.01)	$0.16	$0.40

Weighted average shares outstanding:
Basic	4,645,186	4,579,129	4,295,697
Diluted	4,645,186	5,125,646	5,293,114

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2004	790,439	4,158,441	$39,522	$207,922	$10,746,836	$(7,087,124)	$3,907,156

Net income						2,062,852	2,062,852
Stock-based compensation					(74,450)		(74,450)
Conversion of shares of							-
preferred stock to common stock	(298,018)	298,018	(14,901)	14,901			-
Retirement of preferred stock	(7,700)		(385)		(15,015)		(15,400)
Options exercised		88,000		4,400	17,600		22,000
Tax effect of options exercised					(48,112)		(48,112)
Balance at December 31, 2005	484,721	4,544,459	24,236	227,223	10,626,859	(5,024,272)	5,854,046

Net income						815,772	815,772
Conversion of shares of							-
preferred stock to common stock	(17,221)	17,221	(861)	861			-
Options exercised		32,000		1,600	6,400		8,000
Options issued					53,412		53,412
Tax effect of options exercised					21,120		21,120
Balance at December 31, 2006	467,500	4,593,680	23,375	229,684	10,707,791	(4,208,500)	6,752,350

Net loss						(51,637)	(51,637)
Options exercised		52,000		2,600	10,400		13,000
Stock-based compensation					30,364		30,364
Repurchase of common stock		(8,150)		(408)	(9,424)		(9,832)
Tax effect of options exercised					34,320		34,320
Balance at December 31, 2007	467,500	4,637,530	$23,375	$231,876	$10,773,451	$(4,260,137)	$6,768,565

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(51,637)	$815,772	$2,062,852
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax benefit	-	-	(641,500)
Stock-based compensation	30,364	53,412	(74,450)
Provision for doubtful accounts	652,468	191,357	101,724
Depreciation	554,076	457,322	387,719
Amortization of intangibles	11,954	7,834	16,166
Accretion of debt discount	39,183	37,500	37,500
Tax effect of options exercised	34,320	21,120	(48,112)
Changes in operating assets and liabilities
Accounts receivable	(1,426,013)	(701,615)	(816,853)
Inventory	(821,110)	(867,398)	(1,159,168)
Prepaid expenses and other current assets	(34,833)	(2,321)	(200,926)
Other assets - noncurrent	(25,301)	(66,345)	47,351
Trade payables	2,108,151	(1,272,786)	1,270,156
Accrued liabilities	(23,663)	(71,984)	303,153
Income taxes payable	946	(11,142)	(23,544)
Net cash provided by (used in) operating activities	1,048,905	(1,409,274)	1,262,068

Cash flows from investing activities:
Acquisition of S&A Supply Inc.	(4,703,375)	-	-
Acquisition of Speed Queen assets from Goldman Associates of NY, Inc.	-	(149,625)	-
Additions to property and equipment	(451,095)	(300,504)	(401,054)
Net cash used in investing activities	(5,154,470)	(450,129)	(401,054)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	13,000	8,000	22,000
Retirement of preferred stock	-	-	(15,400)
Repurchase of common stock	(9,832)	-	-
Repayments of notes payable: includes related party repayments of $30,000 in 2007, $60,389 in 2006 and $48,091 in 2005	(215,242)	(162,586)	(141,292)
Issuance of notes payable	46,752	13,073	155,699
Repayments under credit facility – term loan/overadvance	-	(562,977)	(1,103,690)
Borrowings under credit facility - revolving credit, net	4,411,359	2,432,688	524,466
Net cash provided by (used in) financing activities	4,246,037	1,728,198	(558,217)
Increase (decrease) in cash	140,472	(131,205)	302,797
Cash - beginning of period	482,251	613,456	310,659
Cash - end of period	$622,723	$482,251	$613,456

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies and Practices

(a) Description of Business

Colonial Commercial Corp. (“Colonial”), through its operating Subsidiaries, Universal Supply Group, Inc. (“Universal”), RAL Supply Group, Inc. (“RAL”), American/Universal Supply Inc. (“American”) and S&A Supply, Inc. (“S&A”) (together, the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC), climate control products, plumbing and electrical fixtures and supplies and appliances to building contractors and other users, which the Company considers its only operating segment.  The Company’s products are marketed primarily to HVAC, plumbing and electrical contractors, who, in turn, sell such products to residential and commercial/industrial customers.  The Company’s customers are located in the United States, primarily New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.  The Company has no long term agreement with any customer.  The Company deals with its customers on a purchase order by purchase order basis.  The Company has no material long term agreements with any supplier.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves.  All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Colonial and its wholly-owned Subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

Revenue is recognized when the earnings process is complete, which is generally upon shipment or delivery of products in accordance with agreed-upon shipping terms and when title and risk of loss transfers to the customer.  The Company has no further obligations subsequent to shipment or delivery.  Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty.  The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The only warranty provided on products sold is provided by the manufacturer.

(d) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2007 and 2006.

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $545,985, $431,780 and $421,248 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s reserve for slow-moving and obsolete inventory at December 31, 2007 amounted to $432,000, a decrease of $9,137 during the year ended December 31, 2007.

(g) Vendor Rebates

The Company has arrangements with several vendors that provide rebates to be payable to the Company when the Company achieves any of a number of measures, generally related to the volume level of purchases.  The Company accounts for such rebates as a reduction of inventory until the sale of the product.  Rebates under arrangements with vendors that require a specified cumulative level of purchases are recognized by the Company based on progress toward achieving such levels, provided the rebates are probable and estimable.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(i) Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually to determine if the carrying value of the recorded goodwill is impaired.  Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the fair value of the reporting unit is less that its carrying value, an impairment loss is recorded to the extent that the implied fair value of goodwill, as defined under SFAS No. 142, within the reporting unit is less than its carrying value.  Intangible assets determined to have finite lives are amortized over their remaining useful lives.  The Company has determined Universal, RAL and S&A are reporting units.

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

On January 1, 2006, the Company adopted the modified prospective application method of SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) was effective for the first period after December 31, 2005.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for 2005.

2005
Net income, as reported	$2,062,852

Add: Stock-based compensation related to option repricing	(74,450)

Pro forma	$1,988,402

Basic net income per common share

As reported	$0.48

Pro forma	$0.46

Diluted net income per common share

As reported	$0.40

Pro forma	$0.38

There were no common stock equivalents excluded from the above diluted net income per share calculations.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(k)  Net (Loss) Income Per Common Share

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  Under FIN 48, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years before 2003.  The Company does, however, have prior year net operating losses dating back to 1993, which remain open for examination.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(n) Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include valuation reserves for accounts receivable, inventory and income taxes and valuation of goodwill.  Actual results could differ from those estimates.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations, (“FASB 141R”).  This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  FASB 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of FASB 141R is not expected to have a material impact on the Company’s financial position.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51.  SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position.

(p) Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation of financial statements.  This reclassification has no impact on the Company’s financial statements.

2.	Business Acquisitions

S&A Acquisition

On September 10, 2007, the Company, through a wholly owned subsidiary, purchased from S&A Supply, Inc., a Massachusetts corporation, (“S&A Supply”) and affiliates of S&A Supply, all of their tangible and intangible assets, including accounts receivable, inventory, fixed assets, but excluding certain accounts receivable and other specifically excluded assets, and assumed certain liabilities, including trade accounts payable and motor vehicle loans.  S&A Supply is a distributor of heating, electrical, and plumbing supplies in the western Massachusetts area.

This acquisition is being operated as a wholly owned subsidiary of the Company and under the name of S&A Supply, Inc.  The acquisition expands our geographic trading area and adds electrical equipment and supplies to our product offerings.

In connection with the acquisition, the Company entered into three 5-year lease agreements for two locations in Great Barrington, Massachusetts and one location in Pittsfield, Massachusetts for aggregate annual rentals of $180,000, plus real estate taxes and maintenance.  The Company also assumed a $1,425 month-to-month tenancy with a non-related party for a location in North Adams, Massachusetts.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The acquisition was accounted for using the purchase method of accounting and was financed out of the Company’s credit facility.  The Company’s financials statements for the year ended December 31, 2007 include the activity of S&A Supply from September 10, 2007 through December 31, 2007.  The purchase price is equal to the book value of the assets on the date of acquisition, plus $315,000, less the book value of the assumed liabilities on the date of acquisition.  The Asset Purchase Agreement provides for adjustments to be made on or about January 18, 2008 related to differences between the book value of accounts receivable and inventory on the date of acquisition and amounts ultimately realized.  On March 26, 2008, the Asset Purchase Agreement was amended to extend the date for making adjusting payments to April 30, 2008 (“Amendment Number 1”).

Based on a third party valuation, the purchase price, including acquisition costs, resulted in the recognition of $373,000 of other intangible assets.

The fair values of the assets acquired and liabilities assumed for the acquisition are as follows:

Inventory	$3,610,000

Accounts receivable	1,520,000

Other current assets	36,000

Property and equipment, net	390,000

Customer List	290,000

Trade Name	73,000

Covenant not to compete	10,000

Total tangible and intangible assets acquired	5,929,000

Less liabilities assumed:

Current liabilities	1,100,000

Long-term liabilities	125,000

Total liabilities	1,225,000

Net Assets Acquired	$4,704,000

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Presented below are the unaudited pro forma financial results prepared under the assumption that the S&A Supply acquisition had been completed at the beginning of the period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)
	For the Year Ended
	December 31,
	2007	2006
Net Sales	$91,753,435	$86,461,466

Operating income	970,451	2,285,082

Net (loss) income	$(559,972)	$793,002

(Loss) income per common share:

Basic:	$(0.12)	$0.17

Diluted:	$(0.12)	$0.15

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Computer hardware and software	$1,259,181	$1,040,441
Furniture and fixtures	177,077	91,558
Leasehold improvements	1,552,898	1,410,425
Showroom fixtures and displays	29,958	79,606
Automobiles	950,814	550,829
	3,969,928	3,172,859
Less accumulated depreciation and amortization	(2,170,239)	(1,660,193)
	$1,799,689	$1,512,666

4.	Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2007			December 31, 2006
							Estimated
	Gross		Net	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Covenants Not to Compete	$251,667	$(241,000)	$10,667	$241,667	$(238,167)	$3,500	3-5
Customer List	$291,864	$(8,209)	$283,655	-	-	-	10
Trade Name	$72,966	$(912)	$72,054	-	-	-	20
Total	$616,497	$(250,121)	$366,376	$241,667	$(238,167)	$3,500

Amortization expense amounted to $11,954, $7,834 and $16,166 for the years ended December 31, 2007, 2006 and 2005, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Estimated Amortization Expense:

For the Years Ended December 31,
2008	$34,500
2009	33,000
2010	33,000
2011	33,000
2012	33,000
Thereafter	199,876
$366,376

5.	Financing Arrangements

In connection with the acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.

The revolving credit line bears interest at .25% below prime.  At December 31, 2007, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $718,583 as of December 31, 2007 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $18,027,055 as of December 31, 2007.  The interest rate on the revolving credit facility as of December 31, 2007 was 7.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.  The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of December 31, 2007, the Company was in default of its monthly and quarterly net income and quarterly cash flow covenants; however, Wells has waived this event of default and reset the financial covenants for 2008 for a fee of $35,000.  This waiver applies to the quarter ended December 31, 2007 and does not extend beyond this period.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
In addition to this fee, Wells stated that they may require the Company to delay the repayment of a $750,000 note to Goldman Associates of New York, Inc. (“Goldman Associates”) which was due on June 30, 2008.  Goldman Associates has extended the term of payment of this note to January 1, 2009.  Michael Goldman, Chairman of the Board of the Company, is the beneficial owner of Goldman Associates.  For additional information regarding Mr. Goldman and Goldman Associates, see Note 17. Related Party Transactions, below.

6.	Notes Payable

Notes payable consist of the following at December 31:

	2007	2006
Various term notes payable, (collateralized by the book value of equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $13,043 and $6,378 for 2007 and 2006, respectively, bearing interest between .9% to 5.9%	$336,333	$155,808

Subordinated term note payable to a private individual, $30,000 annual principal payment, interest at 9% payable monthly.*	30,000	60,000

Subordinated term note payable to an investment company, $30,000 annual principal payments, interest at 9% payable monthly.	30,000	60,000

Term notes payable to private investors, subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes are convertible into 91,666 shares in 2007 and 108,333 shares in 2006 of common stock at $3.00 per share during the term of the notes.**	275,000	325,000

Term notes payable to private investors, subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on January 1, 2009 and the balance on June 1, 2009. The notes are convertible into 66,667 shares in 2007 and 66,667 shares in 2006 of common stock at $3.00 per share during the term of the notes.***	200,000	200,000

Term note payable of $750,000 to a corporation, subordinated secured note payable, bearing interest at the prime rate and payable quarterly, principal payable on January 1, 2009 and warrants to purchase 150,000 shares of common stock at $3.00 per share expiring December 31, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount is being accreted over the term of the note as additional interest expense. The Company recorded $39,183 and $37,500 in interest expense during 2007 and 2006, respectively, related to the warrant.****
	692,308	653,125
	1,563,641	1,453,933
Less current installments	(296,327)	(136,539)
	$1,267,314	$1,317,394

*The term note payable bearing interest at 9% is to Paul Hildebrandt, who is a related party.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

**Included in the above term note payable bearing interest at 11%, are three notes considered to be related party transactions; $50,000 term note payable to William Salek, Chief Financial Officer and Secretary of the Company, $25,000 term note payable to Eileen Goldman, the wife of Michael Goldman and $50,000 term note payable to Paul Hildebrandt.

***Included in the above term note payable bearing interest at 11%, are two notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, and $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company.

****The term note payable bearing interest at prime rate is to Goldman Associates of New York, Inc., in which Michael Goldman is President, is also considered a related party. Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.

Maturities of notes payable are as follows:

2008	$296,327
2009	1,183,356
2010	53,953
2011	21,878
2012	8,127
$1,563,641

7.	Capital Stock

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

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  There are currently less than 600,000 shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2007, the number of preferred shares outstanding was 467,500; accordingly, the Board of Directors to be elected at the 2008 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At December 31, 2007, there were 872,833 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options, convertible notes and warrants.

Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger each signed a stock purchase and sale standstill agreement in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.  On November 2, 2007, the Company terminated said Standstill Agreements dated June 21, 2004 between the Company and Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger.

8.	Equity Transactions

During the year ended December 31, 2007, the Company issued 52,000 shares of common stock pursuant to the exercise of stock options.  On January 2, 2007, Bernard Korn obtained 52,000 shares of common stock by exercising 52,000 outstanding stock options.  Mr. Korn was Chairman and Chief Executive Officer of the Company until his resignation on April 17, 2006 and served as a non-executive employee of the Company until his death on December 12, 2007.

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

During the year ended December 31, 2007, no shares of redeemable preferred stock were converted into common stock.  During the year ended December 31, 2006, holders of a total of 17,221 shares of redeemable convertible preferred stock converted these shares into 17,221 shares of Common Stock.  As of December 31, 2007 and 2006, the number of convertible preferred shares outstanding was 467,500.

On November 21, 2007, the Board of Directors authorized the Company to repurchase up to $250,000 of its common and/or preferred stock in open market or privately negotiated purchases.  There is no expiration date associated with this program.  As of December 31, 2007, the Company purchased 8,150 shares of common stock on the open market for an aggregate purchase price of $9,832 and approximately $240,168 remains available for repurchase under the program.  The Company accounted for these transactions utilizing the constructive retirement method.

9.	Stock Option Plans

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) and the ability to grant options under this plan expired on December 31, 2005.  At December 31, 2007, a total of 22,000 options were outstanding under the 1996 Plan, which expire in June 2009.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2007, 925,000 options were available to be issued.

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

On January 22, 2007, Phillip Siegel resigned as a Director and his 15,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he had sixty days from the date of his resignation to exercise his 10,000 vested options.  Mr. Siegel did not exercise his 10,000 vested options and said options were forfeited.

No options were granted during the year ended December 31, 2007.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The fair value of each option granted on December 6, 2006 under the 2006 Stock Plan of $1.78 was estimated using the Black-Scholes option pricing method using the following assumptions:

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	194,000	0.25

Options Exercised	(88,000)	0.25

Balance at December 31, 2005	106,000	0.25

Options Exercised	(32,000)	0.25

Options Granted	100,000	1.85

Balance at December 31, 2006	174,000	1.17	$330,600

Options Exercised	(52,000)	0.25

Options Forfeited	(25,000)	1.85

Balance at December 31, 2007	97,000	1.49	$24,200

Exercisable at December 31, 2006	114,000	0.81	$216,600

Exercisable at December 31, 2007	67,000	1.32	$24,200

Prior to January 1, 2006, the Company used the intrinsic method previously allowed under APB Opinion No. 25 to value options. The number of options outstanding under the variable pricing method as of December 31, 2005 was 43,000, which caused the Company to incur additional stock-based compensation income of $74,450 for the year ended December 31, 2005.  As of January 1, 2006 all options outstanding were fully vested therefore the Company was not required to make a stock compensation expense entry under the rules of SFAS No. 123(R).

In 2006, the Company incurred stock-based compensation expense of $53,412 and, as of December 31, 2006, had unrecognized compensation of $80,118 which was expected to be recognized over a period of three years under the modified prospective application method of SFAS No. 123(R) for options granted on December 6, 2006.  In 2007, the Company incurred $30,364 in stock-based compensation expense and as of December 31, 2007 had unrecognized compensation of $49,754.

On January 22, 2007, a Director resigned and his 10,000 shares of Common Stock issuable upon exercise of his options expired sixty days after his resignation.  In addition, his 15,000 options that vest over three years were forfeited on his date of resignation.  On January 2, 2007 an employee exercised 52,000 options.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following table summarizes information about stock options at December 31, 2007:

Options Outstanding and Exercisable

		Weighted Average
Range of		Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price

$.25	22,000	1.47	$.25

$1.85	45,000	8.94	$1.85

Options Outstanding and Non-exercisable

$1.85	30,000	8.95	$1.85

The Company expects all 30,000 outstanding and unvested options to vest.

10.	Net (Loss) Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	2007	2006	2005

Net (loss) income (numerator for basic income per share)	$(51,637)	$815,772	$2,062,852
Interest expense on convertible notes (net of tax)	-	-	51,513
Adjusted net (loss) income (numerator for diluted income per share)	$(51,637)	$815,772	$2,114,365

Weighted average common shares
(denominator for basic income per share)	4,645,186	4,579,129	4,295,697

Effect of dilutive securities:
Convertible preferred stock	-	472,451	683,695
Convertible notes	-	-	175,000
Employee stock options	-	74,066	138,722

Weighted average common and potential common shares
outstanding (denominator for diluted income per share)	4,645,186	5,125,646	5,293,114

Basic net (loss) income per share	$(0.01)	$0.18	$0.48
Diluted net (loss) income per share	$(0.01)	$0.16	$0.40

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Employee stock options totaling 97,000 for the year ended December 31, 2007 were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 467,500 shares of common stock for the year ended December 31, 2007 was not included in the net loss per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $475,000 and $525,000, convertible into 158,333 and 175,000 shares of common stock, respectively, were not included in the net loss per share calculation for the years ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive. There were no common stock equivalents excluded from the above diluted net income per share calculations for 2005.

11.	Income Taxes

The provision for income taxes consists of the following:

	2007			2006			2005
		State			State			State
		And			And			And
	Federal	Local	Total	Federal	Local	Total	Federal	Local	Total

Current	$22,751	$82,736	$105,487	$17,698	$106,693	$124,391	$(16,239)	$170,675	$154,436
Deferred	-	-	-	-	-	-	(641,500)	-	(641,500)
Total tax expense
(benefit)	$22,751	$82,736	$105,487	$17,698	$106,693	$124,391	$(657,739)	$170,675	$(487,064)
The components of deferred income tax benefit are as follows:

	2007	2006	2005
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$0	$0	$0

Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	0	0	(641,500)

Generation of continuing operations net operating loss carryforward	0	0	0

	$0	$0	$(641,500)

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2007	2006	2005

Tax provision at Federal statutory rate	34.00%	34.00%	34.00%
Utilization of net operating loss	0.00%	(34.00)%	(34.00)%
Alternative minimum tax	42.25%
State income taxes, net of federal benefit	100.09%	7.08%	7.15%
Change in valuation allowance for deferred tax assets	(10.06)%	0.00%	(40.71)%
Permanent differences	26.12%	1.67%	1.59%
Other	3.49%	4.48%	1.05%
Total	195.89%	13.23%	(30.92)%

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below.

	2007	2006

Current Deferred Tax Assets:
Federal net operating loss carryforwards	$532,500	$420,000
Current Deferred Tax Assets	$532,500	$420,000

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$7,481,331	$9,937,591
State net operating loss carryforwards	136,501	75,121
Allowance for doubtful accounts	253,514	107,647
Additional costs inventoried for tax purposes	702,761	553,991
Alternative Minimum Tax Credit Carryforward	49,436	47,467
Compensation	125,625	206,031
Rent	67,484	64,557
Non-current Deferred Tax Assets	8,816,652	10,992,405
Non-current Deferred Tax Liabilities:
Goodwill	(874,415)	(755,542)
Depreciation	(13,251)	(47,483)
Non-current Deferred Tax Liabilities	(887,666)	(803,025)
Non-current Deferred Tax Assets	7,928,986	10,189,380
Less Valuation Allowance	(6,752,986)	(8,900,880)
Net Non-Current Deferred Tax Assets	$1,176,000	$1,288,500

As of December 31, 2006 and 2007, management reassessed the net deferred tax asset and determined that the net deferred tax asset should remain unchanged and that the valuation allowance should be reduced by approximately $970,000 and $2,147,894, respectively.

As of December 31, 2007, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $23,644,000.  Various amounts of net operating loss carryforwards will expire from 2008 through 2022.  Approximately $4.7 million net operating loss expired during the fiscal year ended 2007.

Expiration Year	Net Operating Losses
2008	$415,000
2020	5,960,000
2021	2,737,000
2022	14,532,000
$23,644,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

Several of the Company’s subsidiaries are under examination for sales tax in various states.  At this time, the Company has concluded that there will be an immaterial assessment and has not provided for an adjustment to income.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
12.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No.107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value because of the short term nature of these instruments.

The Company has determined that it is not practical to assess the fair value of its fixed rate notes payable without incurring excessive costs considering the materiality of the instruments to the Company.

13.	Supplemental Cash Flow Information

 The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2007	2006	2005
Interest	$1,443,514	$1,290,724	$971,629
Income taxes	$87,773	$104,932	$308,585

Non-cash transactions:

During 2007, 2006 and 2005, there were 0, 17,221 and 298,018 shares, respectively, of convertible preferred stock that were converted to a similar number of common shares.

14.	Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions up to a maximum of 3% of employees’ qualified wages.  In 2007, 2006 and 2005, $185,186, $180,712 and $183,269, respectively, of matching contributions were made to the plan.

15.	Business and Credit Concentrations

The Company purchases products from a large number of suppliers.  The same two suppliers accounted for 30%, 34% and 37% of the Company’s purchases for the years 2007, 2006 and 2005, respectively.  As of December 31, 2007, the Company’s outstanding balance payable to these two suppliers was $1,558,510.  The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
16.	Commitments and Contingencies

(a) Compensation

The Company has employment agreements with the Chief Executive Officer (see Note 17, below) and various employees.  The employment agreement with the Chief Executive Officer was amended on March 12, 2007.  In addition, in connection with the acquisition of S&A, the Company entered into certain employment agreements with the former shareholders of S&A (see Note 2, above).  Including the effect of these new and amended agreements, the remaining terms of the employment agreements as of December 31, 2007 range from one to three years, and amounts due under these contracts are $495,000, $495,000, and $350,000 in the years ended December 31, 2008, 2009 and 2010, respectively.  These commitments do not include amounts that may be earned as an annual incentive compensation award.

(b) Leases

The Company recorded lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,277,520, $3,098,491 and $2,997,887 for the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, future minimum lease payments in the aggregate and for each of the five succeeding years, including the effect of the new leases entered into in connection with the acquisition of S&A (see Note 2, above), are as follows:

2008	$3,840,161
2009	3,558,770
2010	3,127,399
2011	2,818,665
2012	2,206,818
Thereafter	4,669,921
Total	$20,221,734
(c) Litigation

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. Currently, there exist 86 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor. The Company never sold any asbestos related products.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Of the existing plaintiffs as of December 31, 2007, 15 filed actions in 2007, 7 filed actions in 2006, 14 filed actions in 2005, 33 filed actions in 2004, 15 filed actions in 2003, and 2 filed actions in 2002. There are 126 other plaintiffs that have had their actions dismissed and 12 other plaintiffs that have settled as of December 31, 2007 for a total of $3,357,500. There has been no judgment against the Predecessor.  Subsequent to December 31, 2007, one of the existing cases was dismissed by summary judgment.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,357,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there currently exist 28 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2007 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2007, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2007, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

(d) Standby Letter of Credit

The Company has a standby letter of credit in the amount of $300,000 which expires on July 31, 2008.

17.	Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $234,866, $224,885 and $215,674 during the years ended December 31, 2007, 2006 and 2005, respectively.  The Company owes Mr. Hildebrandt $80,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Goldman Associates of New York, Inc. (“Goldman Associates”) has agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.  Michael Goldman is the beneficial owner of the shares held by Goldman Associates.

The Company owes Goldman Associates, a private Company controlled by Michael Goldman, $750,000 pursuant to a secured note which is subordinate to borrowings under the credit facility. The note bears interest at the prime rate and is due on January 1, 2009.

For calendar years beginning 2008, the Company will pay the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(c)
Oscar and Jeffrey Folger acted as legal counsel for the Company through April 20, 2005.  Oscar and Jeffrey Folger acted as legal consultants for the Company from April 21, 2005 through December 31, 2005 and each became an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, on January 1, 2006 until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the years ended 2007, 2006 and 2005 were $115,412, $89,826 and $79,973, respectively.  Jeffrey Folger is an associate of Oscar Folger’s law firm.  Additionally, in 2006, $12,000 was paid to each Oscar and Jeffrey Folger as part time employees of the Company. As of December 31, 2007, there is $1,000 in outstanding liabilities to Oscar Folger.  As of December 31, 2006 and 2005, there was $3,975 and $2,775, respectively, in outstanding liabilities to Oscar Folger.

(d)
William Pagano is employed pursuant to an employment agreement that provides for a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy, the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. The amended employment agreement contains confidentiality and non-compete provisions and expires on December 31, 2010. William Pagano’s total incentive compensation for the fiscal years ended December 31, 2007, 2006 and 2005 was $151,778, $260,109 and $317,924, respectively.  On March 3, 2008, Mr. Pagano waived his right to receive this incentive compensation for 2007.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.

(e)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that was set to expire in September 2008, subject to renewal options, and provided for a current aggregate annual rent of $133,500.  Pioneer is the landlord under the Lease pursuant to an assignment and assumption agreement dated April 12, 2005.

On February 21, 2007, the Lease was further amended by a Third Modification of Lease Agreement to provide, among other things, for 25,947 square feet of the leased premises, a net increase of 14,443 square feet, and for $245,844 total annual fixed rent, an increase of $106,740 per annum.  The effectiveness of the Third Modification of Lease Agreement commenced in August 2007.  The term of the lease expires on March 31, 2017, subject to two five-year renewal options.

Additionally, on February 21, 2007, Pioneer granted the Company an option (“Option”) to purchase the Premises for (i) an exercise price equal to Pioneer’s total financial investment in the Premises through the date of exercise and (ii) the release of Mr. Pagano (and any other guarantors) from guaranties of mortgage loans secured by the Premises.  The Option expired on July 31, 2007.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
William Pagano has a 55% interest in Pioneer and each of Rita Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  Oscar Folger and Jeffrey Folger are counsel to the Company.  The Company paid Pioneer Realty Holdings, LLC $176,556 and $137,239 in rent during the years ended December 31, 2007 and 2006, respectively.

(f)
Each of Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger had agreed that until May 31, 2008 he or she will not purchase any stock of the Company without written consent from the Company and that he or she will not sell any stock to any person if the sale would create a new 5% shareholder within the meaning of Internal Revenue Code Section 382 unless the buyer first enters into a similar standstill agreement.  On November 2, 2007, the Company terminated said Standstill Agreements dated June 21, 2004 between the Company and Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger.

(g)
Mr. Pagano, Mr. Salek, Mrs. Folger and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

(h)
On September 5, 2006, the Company was appointed a non-exclusive distributor of Speed Queen home laundry equipment in the New York metropolitan area, and in portions of Connecticut, Delaware and Eastern Pennsylvania.  The Company succeeded Goldman Associates of New York, Inc. in this distributorship and, on August 31, 2006, purchased Goldman Associates’ Speed Queen accounts receivable, inventory and related assets at fair value for $149,625.  Goldman Associates is a private Company controlled by Michael Goldman who is the Chairman of Colonial.  The Company also established a “Goldman Universal” division to distribute the Speed Queen home laundry system line and other appliances.

18.	Quarterly Results (Unaudited)

The following table sets forth selected unaudited quarterly financial data of the Company for the years ended December 31, 2007 and 2006.

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2007

Net sales	$16,042	$22,129	$20,522	$23,733
Gross profit	4,872	6,103	5,981	6,599
Net (loss) income	(390)	407	134	(203)
(Loss) income per common share:
Basic:
Net (loss) income	(0.08)	0.09	0.03	(0.04)
Diluted:
Net (loss) income	(0.08)	0.08	0.03	(0.04)

2006

Net sales	$14,884	$18,156	$19,218	$19,237
Gross profit	4,685	5,438	5,659	5,655
Net (loss) income	(325)	338	476	327
(Loss) income per common share:
Basic:
Net (loss) income	(0.07)	0.07	0.10	0.07
Diluted:
Net (loss) income	(0.07)	0.06	0.09	0.06

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other				Balance at
Description	of Year	Expenses	Accounts		Deductions		End of Year

For the year ended December 31, 2007
Allowance for doubtful accounts	$212,043	$652,468	$65,937	(a)	$(451,591	) (b)	$478,857

For the year ended December 31, 2006
Allowance for doubtful accounts	$185,971	$191,357	$90,405	(a)	$(255,690	) (b)	$212,043

For the year ended December 31, 2005
Allowance for doubtful accounts	$290,448	$101,724	$69,144	(a)	$(275,345	) (b)	$185,971

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

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
William Salek,
Chief Financial Officer & Principal Accounting Officer

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller
Ronald H. Miller, Director

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director