Form 10-Q
period 2008-03-31
COLONIAL COMMERCIAL CORP
filed 2008-05-15
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $.05 par value per share	4,653,955 shares
Convertible Preferred Stock, $.05 par value per share	451,075 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash	$628,524	$622,723
Accounts receivable, net of allowance for doubtful accounts of $325,355 in 2008 and $478,857 in 2007	9,774,878	11,364,038
Inventory	17,380,821	17,282,661
Prepaid expenses and other current assets	943,868	1,107,623
Deferred tax asset - current portion	532,500	532,500
Total current assets	29,260,591	30,909,545
Property and equipment	1,782,271	1,799,689
Goodwill	1,628,133	1,628,133
Other intangibles	357,726	366,376
Other assets - noncurrent	208,295	227,478
Deferred tax asset – noncurrent	1,176,000	1,176,000
	$34,413,016	$36,107,221
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$8,849,068	$7,774,988
Accrued liabilities	2,056,337	1,970,396
Income taxes payable	-	2,576
Borrowings under credit facility - revolving credit	16,699,245	18,027,055
Convertible notes payable, includes related party notes of $162,500 in 2008 and $62,500 in 2007	237,500	137,500
Notes payable - current portion; includes related party notes of $780,000 in 2008 and $30,000 in 2007	904,063	158,827
Total current liabilities	28,746,213	28,071,342
Convertible notes payable, includes related party notes of $162,500 in 2008 and $262,500 in 2007	237,500	337,500
Notes payable, excluding current portion; includes related party notes of $0 in 2008 and $750,000 in 2007	153,731	929,814
Total liabilities	29,137,444	29,338,656
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 467,500 shares issued and outstanding in 2008 and 2007, liquidation preference of $2,337,500 in 2008 and 2007	23,375	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,637,530 shares issued and outstanding in 2008 and 2007	231,876	231,876
Additional paid-in capital	10,780,128	10,773,451
Accumulated deficit	(5,759,807)	(4,260,137)
Total stockholders' equity	5,275,572	6,768,565
	$34,413,016	$36,107,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
Sales	$18,221,128	$16,042,232
Cost of sales	12,865,542	11,170,730
Gross profit	5,355,586	4,871,502

Selling, general and administrative expenses, net	6,557,004	4,988,606
Operating loss	(1,201,418)	(117,104)

Other income	84,785	64,598
Interest expense, net; includes related party interest of $21,551 in 2008 and $25,967 in 2007	(379,149)	(334,042)
Loss before income tax expense	(1,495,782)	(386,548)

Income tax expense	3,888	3,392
Net loss	$(1,499,670)	$(389,940)

Loss per common share:
Basic	$(0.32)	$(0.08)
Diluted	$(0.32)	$(0.08)

Weighted average shares outstanding:
Basic	4,637,530	4,645,102
Diluted	4,637,530	4,645,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,499,670)	$(389,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,677	10,335
Provision for doubtful accounts	139,661	1,792
Depreciation	158,509	119,151
Amortization of intangibles	8,650	500
Accretion of debt discount	14,423	9,375
Changes in operating assets and liabilities
Accounts receivable	1,449,499	611,563
Inventory	(98,160)	(1,770,569)
Prepaid expenses and other current assets	163,755	(214,181)
Other assets - noncurrent	19,183	11,437
Trade payables	1,074,080	2,203,625
Accrued liabilities	85,941	(66,844)
Income taxes payable	(2,576)	(1,321)
Net cash provided by operating activities	1,519,972	524,923

Cash flows from investing activities:
Additions to property and equipment	(141,091)	(60,373)
Net cash used in investing activities	(141,091)	(60,373)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	-	13,000
Repayments of notes payable	(45,270)	(19,102)
Repayments under credit facility - revolving credit, net	(1,327,810)	(340,313)
Net cash used in financing activities	(1,373,080)	(346,415)
Increase in cash	5,801	118,135
Cash - beginning of period	622,723	482,251
Cash - end of period	$628,524	$600,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2008 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  The Company has incurred a net loss of $1,499,670 for the three months ended March 31, 2008 and a net loss of $51,637 for the year ended December 31, 2007.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2008, and the Company is in compliance with these covenants.   The continuation of the credit agreement for 2009 and later years is conditioned on the Company and the lender reaching agreement on financial covenants for these years.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if such agreements are not reached.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

We have one operating segment – wholesale distribution of heating, ventilation, air conditioning equipment, plumbing and electrical fixtures, appliances, and related accessories.

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

The following table summarizes information about stock options at March 31, 2008:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$.25	22,000	1.22	$.25

$1.85	45,000	8.69	$1.85

	67,000		$1.32	$26,400

Options Outstanding and Non-exercisable
$1.85	30,000	8.69	$1.85	$0

For the quarters ended March 31, 2008 and 2007, the amount of stock based compensation was $6,677 and $10,335, respectively.

3.	Equity Transactions

During the quarters ended March 31, 2008 and 2007, no shares of redeemable preferred stock were converted into common stock.

No stock options were exercised during the quarter ended March 31, 2008.  During the quarter ended March 31, 2007, the Company issued 52,000 shares of common stock pursuant to the exercise of stock options.

4.	Purchases of Equity Securities

On November 21, 2007, the Board of Directors authorized the Company to repurchase up to $250,000 of its common and/or preferred stock in open market or privately negotiated purchases.  There is no expiration date associated with this program.  Since the inception of this program, the Company purchased 8,150 shares of common stock for an aggregate purchase price of $9,832.  No shares were purchased during the quarter ended March 31, 2008.  On March 26, 2008, the Company retired 8,150 shares of common stock and the shares remain authorized, but un-issued.  Approximately $240,168 remains available for repurchase under the program.  The Company accounted for these transactions utilizing the constructive retirement method.

5.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended

	March 31, 2008	March 31, 2007

Cash paid during the period for:

Interest	$393,432	$332,170

Income taxes	$4,964	$3,804

6.	Net Loss Per Common Share

Employee stock options totaling 97,000 for each of the three months ended March 31, 2008 and 2007 were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 467,500 shares of common stock for each of the three months ended March 31, 2008 and 2007 were not included in the net loss per share because their effects would have been anti-dilutive.  Convertible notes, in the principal amount of $475,000 and $525,000, convertible into 158,333 and 175,000 shares of common stock, respectively, were not included in the net loss per share calculation for the three months ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

7.	Financing Arrangements

In connection with a September 10, 2007 acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.

The revolving credit line bears interest at .25% below prime.  At March 31, 2008, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $169,881 as of March 31, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $16,699,245 as of March 31, 2008.  The interest rate on the revolving credit facility as of March 31, 2008 was 5.0%.

The Company believes that the credit facility with Wells is sufficient to finance its current operating needs.  The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, the Company has incurred a net loss of $1,499,670 for the three months ended March 31, 2008 and a net loss of $51,637 for the year ended December 31, 2007, and there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants.

8.	Litigation

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2008, there exist 85 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor.  Subsequent to March 31, 2008, one of the existing plaintiffs’ cases was dismissed by summary judgment, resulting in 84 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2008, 15 filed actions in 2007, 7 filed actions in 2006, 14 filed actions in 2005, 32 filed actions in 2004, 15 filed actions in 2003, and 2 filed actions in 2002. There are 127 other plaintiffs that have had their actions dismissed and 12 other plaintiffs that have settled as of March 31, 2008 for a total of $3,357,500. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Six plaintiffs naming Universal have had their actions dismissed and, of the total $3,357,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, as of March 31, 2008, there exist 28 plaintiffs that name Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2008 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of March 31, 2008, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2008, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

9.	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FASB 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently with having to apply complex accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s financial position.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 on January 1, 2008 did not have a material impact on the Company’s financial position.

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

10.	Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $61,675 and $59,560 during the quarters ended March 31, 2008 and 2007, respectively.  The Company owes Mr. Hildebrandt $80,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) a $50,000 convertible note due 50% on June 1, 2008 and 50% on June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

(b)	The Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), a private company controlled by Michael Goldman, $750,000 pursuant to a secured note which is subordinate to the borrowings under the credit facility. The note bears interest at the prime rate and is due on January 1, 2009. Michael Goldman is Chairman of the Board of the Company.

For calendar years beginning 2008, the Company began paying the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

(c)
Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, during the quarter ended March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the quarters ended March 31, 2008 and 2007, respectively, was $3,737 and $24,400.  Additionally, $0 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the quarters ended March 31, 2008 and 2007, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $61,461 and $31,100 in rent during the quarters ended March 31, 2008 and 2007, respectively.

(e)
Mr. Pagano, Mr. Salek, Mrs. Folger and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $100,000, $50,000, $100,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.  Interest expense on these notes amounted to $2,750, $1,375, $2,750 and $687.50 for each of the quarters ended March 31, 2008 and 2007 paid to Mr. Pagano, Mr. Salek, Mrs. Folger and the wife of Michael Goldman, respectively.

11.	Acquisition

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

Presented below are the unaudited pro forma financial results prepared under the assumption that the September 10, 2007 acquisition of S&A Supply, Inc. had been completed at the beginning of the period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)

For the Three Months Ended
March 31, 2007

Net sales	$18,740,864

Operating loss	(378,505)

Net loss	$(725,075)

(Loss) per common share:

Basic:	$(0.16)

Diluted:	$(0.16)

12.	Subsequent Events

On April 4, 2008, the Company closed its North Adams, Massachusetts location of S&A Supply, Inc. and moved that business into its Pittsfield, Massachusetts location.

On April 21, 2008, 16,425 shares of redeemable preferred stock were converted into 16,425 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.”  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview

Colonial Commercial Corp. (“Colonial”) is a New York corporation which was incorporated on October 28, 1964.  Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries.  The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc (“S&A”).  We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing and electrical fixtures and supplies, primarily in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties) and lower portions of New York State.  We are also the non-exclusive supplier of the Goodman line of heating and air conditioning equipment in substantially the same trading area.  We distribute these products through eight locations in New Jersey, seven locations in New York State, two locations in Massachusetts and one location in Willow Grove, Pennsylvania.  Of these locations, two are used for warehousing purposes only.  In addition, we distribute American Standard heating and air conditioning equipment, as well as other heating and air conditioning accessories, in Elmsford and Hicksville, New York.  We utilize showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

On December 31, 2007, pursuant to a Plan of Merger dated December 11, 2007, the Company’s subsidiaries American/Universal Supply, Inc. (“American”) and RAL were merged.  RAL was the surviving company in the merger.  This merger has no effect on the Company’s consolidated financial statements or the daily operations of American and RAL.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,774,878 and an allowance for doubtful accounts of $325,355 as of March 31, 2008.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $357,726 at March 31, 2008, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of March 31, 2008, the Company had a deferred tax valuation allowance of approximately $6,800,000.

Results of Operations

Results of Operations For the Quarter Ended March 31, 2008 and 2007

Sales increased by 13.6%, or $2,178,896, to $18,221,128 for the quarter ended March 31, 2008 from $16,042,232 for the same period in 2007.  The new branch opening in the Albany, New York area on April 10, 2007 and the acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations in the quarter ended March 31, 2008, as we did not have these operations in the same period 2007.  Sales from these new operations were $2,810,343 for the quarter ended March 31, 2008, while sales from continuing operations declined by 3.9%, or $631,447, from $16,042,232 to $15,410,785.  This decline in sales is attributed to reduced sales of heating and air conditioning equipment and accessories which were negatively impacted by reduced sales in new residential construction, a decline in residential renovations caused by an economic slowdown in the region, and unfavorable weather conditions.

Gross profit increased by 9.9%, or $484,084, to $5,355,586 for the quarter ended March 31, 2008 from $4,871,502 for the same period in 2007.  Gross profit from the operations which we did not have in the comparable period in 2007 was $813,290 for the quarter, while gross profit from continuing operations declined by 6.8%, or $329,206, from $4,871,502 to $4,542,296.  The decline in gross profit from continuing operations was directly caused by a corresponding decrease in sales, lower earned vendor rebates, and reduced cash discounts taken on purchases.  Gross profit expressed as a percentage of sales decreased by 1.0% to 29.4% in 2008 compared to 30.4% for the comparable period in 2007.  The decrease in gross profit expressed as a percentage of sales is primarily the result of lower earned vendor rebates and reduced cash discounts taken on purchases.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $145,396 and $124,515 for the quarters ended March 31, 2008 and 2007, respectively.

Selling, general and administrative expenses increased by 31.4%, or $1,568,398, to $6,557,004 for the quarter ended March 31, 2008 from $4,988,606 for the same period in 2007.  Selling, general and administrative expenses from the operations which we did not have in the comparable period in 2007 was $1,154,728 for the quarter, while selling, general and administrative expenses from continuing operations increased by 8.3%, or $413,670, from $4,988,606 to $5,402,276.  The increase in selling, general and administrative expense for continuing operations is primarily related to an increase in accounting, bank, and professional fees in the amount of $185,162, an increase in reserves for bad debt in the amount of $132,069, and an increase in other miscellaneous expenses in the amount of $96,439 related to general cost increases.

Net interest expense increased by 13.5%, or $45,107, to $379,149 for the quarter ended March 31, 2008 from $334,042 for the same period in 2007.  The net interest expense increase is primarily the result of increased borrowings under the credit line.  The Company used its increased borrowings to finance higher inventory levels and accounts receivable related to the operation of S&A Supply, Inc. and of our Albany, New York area facility.

The Company’s income tax expense for the quarter ended March 31, 2008 was $3,888 compared to $3,392 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $1,109,730 to $1,499,670 for the quarter ended March 31, 2008, compared to a net loss of $389,940 for the same period in 2007.  The increase in net loss is primarily the result of a decrease in gross margins from continuing operations in the amount of $329,206, the effect of losses incurred from our new operations in the amount of $397,298, plus increased selling, general and administrative expenses for continuing operations in accounting, bank, and professional fees, an increase in reserves for bad debt, and an increase in other miscellaneous expenses, as stated above.

The Company anticipates continued weakness in the construction industry for the remainder of 2008 through 2010, which will affect the Company’s growth through the same period.  The Company anticipates that it will nevertheless continue to increase revenues based upon organic growth, the addition of new products and through possible acquisitions in 2008.  The Company has implemented a cost reduction program and anticipates being profitable for the year ended December 31, 2008.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarter ended March 31, 2008.

	For the Quarter
	Ended March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	70.6	69.6
Gross profit	29.4	30.4

Selling, general and administrative expenses	36.0	31.1
Operating income	(6.6)	(0.7)

Other income	0.5	0.4
Interest expense, net	(2.1)	(2.1)
Income before taxes	(8.2)	(2.4)

Income taxes	0.0	(0.1)

Net income	(8.2)%	(2.5)%

Liquidity and Capital Resources

In connection with the September 10, 2007 acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the maturity of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.

The revolving credit line bears interest at .25% below prime.  At March 31, 2008, the Company had a standby letter of credit, which expires on July 31, 2008.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $100,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $169,881 as of March 31, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $16,699,245 as of March 31, 2008.  The interest rate on the revolving credit facility as of March 31, 2008 was 5.0%.

The Company believes that the credit facility with Wells is sufficient to finance its current operating needs.  The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, the Company has incurred a net loss of $1,499,670 for the three months ended March 31, 2008 and a net loss of $51,637 for the year ended December 31, 2007, and there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants.

As of March 31, 2008, the Company had $628,524 in cash compared with $622,723 at December 31, 2007.

Net cash provided by operating activities was $1,519,972 for the quarter ended March 31, 2008.  The net cash provided by operating activities for the 2008 period is primarily a result of cash provided by operating assets and liabilities of $2,691,722 and non-cash charges of $327,920, offset by a net loss of $1,499,670.  The decrease in accounts receivable of $1,449,499 is primarily a result of the cyclical decrease in sales during the first quarter.  The increase in accounts payable of $1,074,080 is primarily a result of the decrease in cash availability under the credit facility, which is related to the decrease of assets available for borrowing.

Cash flows used in investing activities were $141,091 during the quarter ended March 31, 2008 due to purchases of equipment.

Cash flows used in financing activities of $1,373,080 consisted of $1,327,810 in net repayments under the credit facility-revolving credit and $45,270 for repayments of notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less .25%, and a $750,000 note to Goldman Associates of New York, Inc. bears interest at the prime rate.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $70,314 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2008.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Section 8 Litigation, of this Report on Form 10-Q.

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

Dated: May 15, 2008	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer