Form 10-Q
period 2008-06-30
COLONIAL COMMERCIAL CORP
filed 2008-08-08
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	450,077 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$883,812	$622,723
Accounts receivable, net of allowance for doubtful accounts of $424,664 in 2008 and $478,857 in 2007	11,156,564	11,364,038
Inventory	16,857,403	17,282,661
Prepaid expenses and other current assets	1,101,550	1,107,623
Deferred tax asset - current portion	489,100	532,500
Total current assets	30,488,429	30,909,545
Property and equipment	1,796,342	1,799,689
Goodwill	1,628,133	1,628,133
Other intangibles	348,153	366,376
Other assets - noncurrent	196,310	227,478
Deferred tax asset - noncurrent	1,219,400	1,176,000
	$35,676,767	$36,107,221
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$8,519,859	$7,774,988
Accrued liabilities	1,903,972	1,970,396
Income taxes payable	-	2,576
Borrowings under credit facility - revolving credit	17,595,205	18,027,055
Convertible notes payable, includes related party notes of $262,500 in 2008 and $62,500 in 2007	337,500	137,500
Notes payable - current portion; includes related party notes of $780,000 in 2008 and $30,000 in 2007	1,257,108	158,827
Total current liabilities	29,613,644	28,071,342
Convertible notes payable, includes related party notes of $0 in 2008 and $262,500 in 2007	-	337,500
Notes payable, excluding current portion; includes related party notes of $0 in 2008 and $750,000 in 2007	140,400	929,814
Total liabilities	29,754,044	29,338,656
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 450,077 shares issued and outstanding in 2008 and 467,500 in 2007, liquidation preference of $2,250,385 in 2008 and $2,337,500 in 2007	22,504	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2008 and 4,637,530 in 2007	232,747	231,876
Additional paid-in capital	10,786,804	10,773,451
Accumulated deficit	(5,119,332)	(4,260,137)
Total stockholders' equity	5,922,723	6,768,565
	$35,676,767	$36,107,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$24,023,185	$22,128,569	$42,244,313	$38,170,801
Cost of sales	17,079,572	16,025,133	29,945,114	27,195,863
Gross profit	6,943,613	6,103,436	12,299,199	10,974,938

Selling, general and administrative expenses, net	6,076,443	5,364,444	12,633,447	10,353,050
Operating income (loss)	867,170	738,992	(334,248)	621,888

Other income	73,813	78,479	158,598	143,077
Interest expense, net; includes related party interest of $18,571 and $25,767 for the three months ended June 30, 2008 and 2007, respectively, and $40,123 and $51,737 for the six months ended June 30, 2008 and 2007, respectively.	(282,119)	(361,254)	(661,268)	(695,296)
Income (loss) before income tax expense	658,864	456,217	(836,918)	69,669

Income tax expense	18,389	49,222	22,277	52,613
Net income (loss)	$640,475	$406,995	$(859,195)	$17,056

Income (loss) per common share:
Basic	$0.13	$0.08	$(0.19)	$0.00
Diluted	$0.12	$0.08	$(0.19)	$0.00

Weighted average shares outstanding:
Basic	5,079,400	5,113,180	4,631,128	5,112,893
Diluted	5,239,364	5,306,768	4,631,128	5,131,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(859,195)	$17,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	13,353	17,012
Provision for doubtful accounts	406,640	153,195
Depreciation	320,605	247,737
Amortization of intangibles	18,223	1,000
Accretion of debt discount	28,846	18,750
Changes in operating assets and liabilities
Accounts receivable	(199,166)	(1,551,840)
Inventory	425,258	(1,467,827)
Prepaid expenses and other current assets	6,073	(174,070)
Other assets - noncurrent	31,168	22,909
Trade payables	1,091,053	2,996,456
Accrued liabilities	(66,424)	(226,915)
Income taxes payable	(2,576)	13,497
Net cash provided by operating activities	1,213,858	66,960

Cash flows from investing activities:
Additions to property and equipment	(301,501)	(242,975)
Net cash used in investing activities	(301,501)	(242,975)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	-	13,000
Repayments of notes payable: includes related party repayments of $62,500 in 2008, and $0 in 2007	(219,418)	(38,530)
(Repayments) borrowings under credit facility - revolving credit, net	(431,850)	824,287
Net cash (used in) provided by financing activities	(651,268)	798,757
Increase in cash	261,089	622,742
Cash - beginning of period	622,723	482,251
Cash - end of period	$883,812	$1,104,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2008 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  While the Company incurred a net loss of $859,195 for the six months ended June 30, 2008 and a net loss of $51,637 for the year ended December 31, 2007, the Company had net income of $640,475 for the quarter ended June 30, 2008.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2008, and the Company is in compliance with these covenants as of June 30, 2008.  The continuation of the credit agreement for 2009 and later years is conditioned on the Company and the lender reaching agreement on financial covenants for these years.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if such agreements are not reached.

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

The following table summarizes information about stock options at June 30, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.25	22,000	0.97	$.25

$1.85	45,000	8.44	$1.85

	67,000		$1.32	$22,000

Options Outstanding and Non-exercisable

$1.85	30,000	8.44	$1.85	$0

For the each of the quarters ended June 30, 2008 and 2007, the amount of stock based compensation was $6,676.  For the six months ended June 30, 2008 and 2007, the amount of stock based compensation was $13,353 and $17,012, respectively.

3.	Equity Transactions

On June 27, 2008, William Pagano, Chief Executive Officer of the Company, acquired 998 shares of convertible preferred stock at market price and on June 30, 2008, Mr. Pagano converted these 998 shares of convertible preferred stock into 998 shares of common stock.

During the quarter and six months ended June 30, 2008, holders of a total 17,423 shares of redeemable preferred stock converted these shares into 17,423 shares of common stock, which includes the 998 shares converted by Mr. Pagano.  During the quarter and six months ended June 30, 2007, no shares of redeemable preferred stock were converted into common stock.

No stock options were exercised during the quarters ended June 30, 2008 and 2007.  No stock options were exercised during the six months ended June 30, 2008.  The Company issued 52,000 shares of common stock pursuant to the exercise of stock options during the six months ended June 30, 2007.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash paid during the period for:
Interest	$656,237	$681,012
Income taxes	$6,004	$20,410

Accounts payable due to Fedders Corporation has been converted into a note payable in the amount of $346,182 due on September 13, 2008.

5.	Net Income (Loss) Per Common Share

	For the Quarter Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007
Net income (loss) (numerator for basic income per share)	$640,475	$406,995	$(859,195)	$17,056
Interest expense on convertible notes (net of tax)	$11,713	$12,879	-	-
Adjusted net income (loss) (numerator for diluted income per share)	$652,188	$419,874	$(859,195)	$17,056
Weighted average common shares outstanding	4,624,726	4,645,680	4,631,128	4,645,393
Effect of participating securities-convertible preferred stock	454,674	467,500	-	467,500
Weighted average common shares and participating securities outstanding (denominator for basic income per share)	5,079,400	5,113,180	4,631,128	5,112,893
Effect of dilutive securities:
Convertible notes	143,294	175,000	-	-
Stock options	16,670	18,588	-	19,041
Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,239,364	5,306,768	4,631,128	5,131,934
Basic net income (loss) per share	$0.13	$0.08	$(0.19)	$0.00
Diluted net income (loss) per share	$0.12	$0.08	$(0.19)	$0.00

Basic income per share reflects the amount of earnings for the period available to common shareholders and holders of participating securities and is based upon the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed using the treasury stock method and if-converted method, where applicable.

Convertible preferred stock is a participating security and therefore is included in weighted average shares outstanding for purposes of the basic income per share calculation, when applicable.  For the quarter and six months ended June 30, 2007, the weighted average shares outstanding for purposes of the basic income per share calculation includes the effect of the convertible preferred stock.

For the six months ended June 30, 2008, preferred stock convertible into 461,087 shares of common stock, notes convertible into 150,813 shares of common stock, and 17,833 stock options were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

For the six months ended June 30, 2007, notes convertible into 175,000 shares of common stock are not assumed to be converted for purposes of computing diluted net income per share since the effect would be antidilutive.

6.	Financing Arrangements

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

The revolving credit line bears interest at 0.25% below prime.  At June 30, 2008, the Company had a standby letter of credit, which expires on August 31, 2009.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $170,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $285,493 as of June 30, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $17,595,205 as of June 30, 2008.  The interest rate on the revolving credit facility as of June 30, 2008 was 4.75%.

The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants as of June 30, 2008.

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

The Company understands that Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2008, there exist 75 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Predecessor.  Subsequent to June 30, 2008, a voluntary withdrawal of a Notice of Appeal by the Predecessor in the Rhodes matter, as further described below, has resulted in 74 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2008, 15 filed actions in 2007, 7 filed actions in 2006, 8 filed actions in 2005, 29 filed actions in 2004, 15 filed actions in 2003, and 1 filed actions in 2002. There are 136 other plaintiffs that have had their actions dismissed and 13 other plaintiffs that have settled as of June 30, 2008 for a total of $3,358,500. There has been no judgment against the Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Twelve plaintiffs naming Universal have had their actions dismissed and, of the total $3,358,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 22 plaintiffs that name Universal, as of June 30, 2008.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2008 is material, and that the only material litigation that was brought against Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

On April 29, 2005, prior to the Rhodes case trial, the Predecessor filed a third party complaint against Sid Harvey Industries (“Third Party Complaint”) in an action demanding contributor payment in connection with the Settlement. Sid Harvey Industries moved successfully for summary judgment.  The Predecessor filed an appeal as to the dismissal of Predecessor’s Third Party Complaint.  In a decision dated December 29, 2006, the Superior Court of New Jersey, Appellate Division, reversed the dismissal of Predecessor’s Third Party Complaint and remanded the matter to the trial court for further proceedings as to Predecessor’s claim for contribution.  On July 31, 2008, the Company was informed that Predecessor’s Third Party Complaint was once again dismissed by the trial court on April 25, 2008.  The Predecessor filed a Notice of Appeal as to that dismissal; however, Predecessor has since voluntarily withdrawn the Appeal on July 7, 2008.  Thus, the Rhodes matter is no longer an active matter.

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

There are periods during the years from 1940 to 1999 in which our Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of June 30, 2008, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Predecessor in 1995.  The Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2008, defended us and the Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Predecessor.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“FASB 141R”).  This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  FASB 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of FASB 141R is not expected to have a material impact on the Company’s financial position.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP 14-1 on its consolidated financial statements.

9.	Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $59,131 and $57,150 during the quarters ended June 30, 2008 and 2007, respectively.  The Company paid Mr. Hildebrandt’s company $120,806 and $116,710 during the six months ended June 30, 2008 and 2007, respectively.

Pursuant to the terms of an unsecured note held by Mr. Hildebrandt, on June 1, 2008 Mr. Hildebrandt received payment of $25,000, representing payment of 50% of the note.  The Company currently owes Mr. Hildebrandt $55,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) the $25,000 remaining amount of the unsecured note due on June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

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

(c)
Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the quarters ended June 30, 2008 and 2007, respectively, were $19,950 and $27,025.  Professional fees paid to Oscar Folger’s law firm for the six months ended June 30, 2008 and 2007, respectively, were $23,687 and $51,425.

No money was paid to either Oscar or Jeffrey Folger as part time employees of the Company for the quarters ended June 30, 2008 and 2007, and $0 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the six months ended June 30, 2008 and 2007, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $61,461 and $31,625 in rent during the quarters ended June 30, 2008 and 2007, respectively.  The Company paid Pioneer Realty Holdings, LLC $122,922 and $62,725 in rent during the six months ended June 30, 2008 and 2007, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004.  Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $50,000 and $25,000, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.  Pursuant to the terms of the unsecured notes, on June 1, 2008, Mr. Salek and the wife of Michael Goldman received payment of $25,000 and $12,500, respectively, representing payment of 50% of their notes.  The remaining amounts of the notes held by Mr. Salek and the wife of Michael Goldman are $25,000 and $12,500, respectively.

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $2,750 for each of the quarters ended June 30, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger, and $5,500 for each of the six months ended June 30, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger.

Interest expense on the note held by Mr. Salek amounted to $1,146 and $1,375 for the quarters ended June 30, 2008 and 2007, respectively, and $2,521 and $2,750 for the six months ended June 30, 2008 and 2007, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 and $688 for the quarters ended June 30, 2008 and 2007, respectively, and $1,261 and $1,375 for the six months ended June 30, 2008 and 2007, respectively.

10.	Income Tax Expense

The Company’s income tax expense for the quarter ended June 30, 2008 was $18,389 compared to $49,222 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s income tax expense for the six months ended June 30, 2008 was $22,277 compared to $52,613 for the same period in 2008.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

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

Presented below are the unaudited pro forma financial results prepared under the assumption that the September 10, 2007 acquisition of S&A Supply, Inc. had been completed at the beginning of the period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Net sales	$25,912,195	$44,653,059
Operating income	744,389	365,884
Net income (loss)	$341,435	$(383,639)
Income (loss) per common share:
Basic:	$0.07	$(0.08)
Diluted:	$0.06	$(0.08)

12.	Subsequent Event

On August 7, 2008, the Company announced that on or about September 1, 2008 it plans to make a tender offer at $1.25 per share for all shares of its convertible preferred stock that are owned in odd lots of fewer than 100 shares on the record date for the offer. Colonial estimates that approximately 14,000 convertible preferred shares are owned in odd lots.

This announcement is not an offer to purchase any shares of convertible preferred stock, and Colonial is not committed to make any offer. Any offer will be on terms including price per share that are set forth in an offer to purchase and accompanying documents that Colonial places on its website and mails to the holders of shares of convertible preferred stock that are subject to the offer.

The purpose of this offer is to enable our convertible preferred shareholders owning odd lots to receive cash for their shares without incurring brokerage fees and to reduce the cost of required mailings to odd-lot shareholders and maintaining shareholder lists for persons who own only a small number of convertible preferred shares.

The Company will acquire these shares utilizing its normal operating funds.

A copy of the news release was filed on Form 8-K with the Securities and Exchange Commission on August 7, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.”  Within “Results of Operations,” the term “same-store locations” is defined as the portion of the Company’s operations that conducted business throughout each of the quarters and six month periods ended June 30, 2008 and June 30, 2007.  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2007.

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

Company Overview

Colonial Commercial Corp. (“Colonial”) is a New York corporation which was incorporated on October 28, 1964.  Unless otherwise indicated, the term “Company” refers to Colonial Commercial Corp. and its consolidated subsidiaries.  The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc. (“S&A”).  We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing and electrical fixtures and supplies, primarily in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.

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

We distribute appliances, such as washers and dryers, to appliance dealers primarily in New York, New Jersey, and portions of Connecticut, Delaware and Pennsylvania.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $11,156,564 and an allowance for doubtful accounts of $424,664 as of June 30, 2008.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $348,153 at June 30, 2008, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of June 30, 2008, the Company had a deferred tax valuation allowance of approximately $6,800,000.

Results of Operations

Results of Operations For the Quarter Ended June 30, 2008 and 2007

Sales increased by 8.6%, or $1,894,616, to $24,023,185 for the quarter ended June 30, 2008 from $22,128,569 for the same period in 2007.  The acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations in the quarter ended June 30, 2008.  Sales from this new operation were $2,912,334 for the quarter ended June 30, 2008, while sales from same-store locations declined by 4.6%, or $1,017,718, from $22,128,569 to $21,110,851.  The decrease in sales from same-store locations is attributed to the difficult economic environment, a significant reduction in new construction, and the moderation of residential renovations, partially offset by increased sales of replacement air conditioning equipment as a result of above average temperatures in the month of June.

Gross profit increased by 13.8%, or $840,177, to $6,943,613 for the quarter ended June 30, 2008 from $6,103,436 for the same period in 2007.  Gross profit from the new operation was $878,027 for the quarter, while gross profit from same-store locations declined by 0.6%, or $37,850, from $6,103,436 to $6,065,586.  Gross profit expressed as a percentage of sales increased by 1.3% to 28.9% in 2008 compared to 27.6% for the comparable period in 2007.  The increase in gross profit expressed as a percentage of sales is primarily the result of a change in the sales mix to higher efficiency heating and air conditioning systems, and benefits of improved purchasing discounts.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $117,113 and $131,238 for the quarters ended June 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased by 13.3%, or $711,999, to $6,076,443 for the quarter ended June 30, 2008 from $5,364,444 for the same period in 2007.  Selling, general and administrative expenses from the new operation were $891,359 for the quarter, while selling, general and administrative expenses from same-store locations decreased by 3.3%, or $179,360, from $5,364,444 to $5,185,084.  The decrease in selling, general and administrative expense for same-store locations is primarily related to a reduction of $225,729 in labor costs, partially offset by an increase in hospitalization insurance in the amount of $37,161, an increase in gasoline expense in the amount of $21,009, and an increase in bad debt expense in the amount of $85,639.

Net interest expense decreased by 21.9%, or $79,135, to $282,119 for the quarter ended June 30, 2008 from $361,254 for the same period in 2007.  The net interest expense decrease is primarily the result of a reduction in the interest rate of the Company’s credit facility from an average rate of 8.0% for the quarter ended June 30, 2007 to an average rate of 4.75% for the quarter ended June 30, 2008.

The Company’s income tax expense for the quarter ended June 30, 2008 was $18,389 compared to $49,222 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income increased by 57.4%, or $233,480, to $640,475 for the quarter ended June 30, 2008, compared to a net income of $406,995 for the same period in 2007.  The increase in net income is primarily the result of operating cost reductions in our same-store locations and lower interest costs.

Results of Operations For the Six Months Ended June 30, 2008 and 2007

Sales increased by 10.7%, or $4,073,512, to $42,244,313 for the six months ended June 30, 2008 from $38,170,801 for the same period in 2007.  The acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations in the six months ended June 30, 2008.  The new branch opening in the Albany, New York area on April 10, 2007 constituted new operations for a portion of the six months ended June 30, 2008.  Sales from these new operations were $5,995,563 for the six months ended June 30, 2008, while sales from same-store locations declined by 5%, or $1,992,051, from $38,170,801 to $36,248,750.  The decrease in sales from same-store locations is attributed to the difficult economic environment, a significant reduction in new construction, and the moderation of residential renovations, partially offset by increased sales of replacement air conditioning equipment as a result of above average temperatures in the month of June.

Gross profit increased by 12.1%, or $1,324,261, to $12,299,199 for the six months ended June 30, 2008 from $10,974,938 for the same period in 2007.  Gross profit from the new operations was $1,720,883 for the six months, while gross profit from same-store locations declined by 3.6%, or $396,622, from $10,974,938 to $10,578,316.  The decline in gross profit from same-store locations was directly caused by lower sales.  Gross profit expressed as a percentage of sales increased by 0.3% to 29.1% in 2008 compared to 28.8% for the comparable period in 2007.  The increase in gross profit expressed as a percentage of sales is primarily the result of a change in the sales mix to higher efficiency heating and air conditioning systems, and benefits of improved purchasing discounts.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $262,510 and $255,753 for the six months ended June 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased by 22%, or $2,280,397, to $12,633,447 for the six months ended June 30, 2008 from $10,353,050 for the same period in 2007.  Selling, general and administrative expenses from the new operations were $2,046,087 for the quarter, while selling, general and administrative expenses from same-store locations increased by 2.3%, or $234,310, from $10,353,050 to $10,587,360.  The increase in selling, general and administrative expense for same-store locations is primarily related to increases in bad debt expense in the amount of $217,708, hospitalization insurance in the amount of $71,489 and gasoline expenses in the amount of $41,664, partially offset by a decrease of $190,834 in labor costs.

Net interest expense decreased by 4.9%, or $34,028, to $661,268 for the six months ended June 30, 2008 from $695,296 for the same period in 2007.  The net interest expense decrease is primarily the result of a reduction in the interest rate of the Company’s credit facility from an average rate of 8.0% for the six months ended June 30, 2007 to an average rate of 5.64% for the six months ended June 30, 2008.

The Company’s income tax expense for the six months ended June 30, 2008 was $22,277 compared to $52,613 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by $876,251, to a net loss of $859,195 for the six months ended June 30, 2008, compared to a net income of $17,056 for the same period in 2007.  The decrease in net income is primarily the result of a decrease in gross margins from same-store locations in the amount of $396,622, the effect of losses incurred from our new operations in the amount of $454,936, plus an increase in reserves for bad debt, increased hospitalization insurance, and an increase in other miscellaneous expenses, as stated above.

The Company expects continued weakness in the construction industry for the remainder of 2008 through 2010, which will affect the Company’s growth through the same period.  The Company anticipates that it will obtain additional revenues from new product offerings and realize benefits of a continued cost reduction program.  The Company anticipates being profitable for the year ended December 31, 2008.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarter and six months ended June 30, 2008 and 2007.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008		2007
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	71.1	72.4	70.9		71.2
Gross profit	28.9	27.6	29.1		28.8

Selling, general and administrative expenses	25.3	24.3	29.9		27.2
Operating income (loss)	3.6	3.3	(0.8)		1.6

Other income	0.3	0.4	0.4		0.4
Interest expense, net	(1.2)	(1.6)	(1.6)		(1.8)
Income (loss) before taxes	2.7	2.1	(2.0)		0.2

Income taxes	(0.1)	(0.3)	(0.1)		(0.2)

Net income (loss)	2.6%	1.8%	(2.1	) %	0.0%

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

The revolving credit line bears interest at 0.25% below prime.  At June 30, 2008, the Company had a standby letter of credit, which expires on August 31, 2009.  The standby letter of credit reduces the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduce the availability of the credit facility by $170,000.  Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $285,493 as of June 30, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $17,595,205 as of June 30, 2008.  The interest rate on the revolving credit facility as of June 30, 2008 was 4.75%.

The Company believes that the credit facility with Wells is sufficient to finance its current operating needs.  The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants as of June 30, 2008.

As of June 30, 2008, the Company had $883,812 in cash compared with $622,723 at December 31, 2007.

Net cash provided by operating activities was $1,213,858 for the six months ended June 30, 2008.  The net cash provided by operating activities for the 2008 period is primarily a result of cash provided by operating assets and liabilities of $1,285,386 and non-cash charges of $787,667, offset by a net loss of $859,195.  The increase in accounts payable of $744,871 is primarily a result of the decrease in cash availability under the credit facility, which is related to the decrease of assets available for borrowing.

Cash flows used in investing activities were $301,501 during the six months ended June 30, 2008 due to purchases of equipment.

Cash flows used in financing activities of $651,268 for the six months ended June 30, 2008 consisted of $431,850 in net repayments under the credit facility-revolving credit, net and $219,418 for repayments of notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less 0.25%, and a $750,000 note to Goldman Associates of New York, Inc. bears interest at the prime rate.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $87,327 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2008.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Items 1A, 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

a.	An Annual Meeting of Shareholders was held on June 16, 2008.

b.
On June 16, 2008, the common and preferred shareholders elected E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors.  The common and preferred shareholders voted in favor of a resolution appointing Eisner LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008.

PROPOSAL	FOR	AGAINST	ABSTAINED

For the common and preferred shareholders to elect E. Bruce Fredrikson, Melissa Goldman-Williams, Michael Goldman, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors:

E. Bruce Fredrikson	3,705,316	-	13,179
Melissa Goldman-Williams	3,703,357	-	15,138
Michael Goldman	3,704,006	-	14,489
Stuart H. Lubow	3,546,864	-	171,631
Ronald H. Miller	3,704,948	-	13,547
William Pagano	3,703,399	-	15,096

To ratify the selection of Eisner LLP as independent public accountants of the Company for the fiscal year ending December 31, 2008:	3,643,357	5,213	69,924

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer