Form 10-Q
period 2008-09-30
COLONIAL COMMERCIAL CORP
filed 2008-11-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	448,682 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash	$733,637	$622,723
Accounts receivable, net of allowance for doubtful accounts of $479,399 in 2008 and $478,857 in 2007	10,067,663	11,364,038
Inventory	16,043,206	17,282,661
Prepaid expenses and other current assets	1,054,611	1,107,623
Deferred tax asset - current portion	155,000	532,500
Total current assets	28,054,117	30,909,545
Property and equipment	1,774,739	1,799,689
Goodwill	1,628,133	1,628,133
Other intangibles	338,569	366,376
Other assets - noncurrent	190,269	227,478
Deferred tax asset - noncurrent	1,245,000	1,176,000
	$33,230,827	$36,107,221
Liabilities and Stockholders' Equity

Current liabilities:
Trade payables	$8,134,155	$7,774,988
Accrued liabilities	2,106,363	1,970,396
Income taxes payable	1,388	2,576
Borrowings under credit facility - revolving credit	15,578,106	18,027,055
Convertible notes payable, includes related party notes of $262,500 in 2008 and $62,500 in 2007	337,500	137,500
Notes payable - current portion; includes related party notes of $780,000 in 2008 and $30,000 in 2007	915,438	158,827
Total current liabilities	27,072,950	28,071,342
Convertible notes payable, includes related party notes of $0 in 2008 and $262,500 in 2007	-	337,500
Notes payable, excluding current portion; includes related party notes of $0 in 2008 and $750,000 in 2007	153,249	929,814
Total liabilities	27,226,199	29,338,656

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 450,077 shares issued and outstanding in 2008 and 467,500 in 2007, liquidation preference of $2,250,385 in 2008 and $2,337,500 in 2007	22,504	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2008 and 4,637,530 in 2007	232,747	231,876
Additional paid-in capital	10,793,480	10,773,451
Accumulated deficit	(5,044,103)	(4,260,137)
Total stockholders' equity	6,004,628	6,768,565
	$33,230,827	$36,107,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$22,862,364	$20,522,208	$65,106,677	$58,693,009
Cost of sales	16,247,047	14,541,045	46,192,161	41,736,908
Gross profit	6,615,317	5,981,163	18,914,516	16,956,101

Selling, general and administrative expenses, net	5,988,272	5,506,431	18,621,719	15,859,481
Operating income	627,045	474,732	292,797	1,096,620

Other income	59,820	74,116	218,418	217,193
Interest expense, net; includes related party interest of $17,274 and $25,767 for the three months ended September 30, 2008 and 2007, respectively, and $57,397 and $77,366 for the nine months ended September 30, 2008 and 2007, respectively.	(270,232)	(385,766)	(931,500)	(1,081,063)
Income (loss) before income tax expense	416,633	163,082	(420,285)	232,750

Income tax expense	341,404	29,237	363,681	81,850
Net income (loss)	$75,229	$133,845	$(783,966)	$150,900

Income (loss) per common share:
Basic	$0.01	$0.03	$(0.17)	$0.03
Diluted	$0.01	$0.03	$(0.17)	$0.03

Weighted average shares outstanding:
Basic	5,105,030	5,113,180	4,647,640	5,112,990
Diluted	5,120,559	5,131,371	4,647,640	5,131,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(783,966)	$150,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax expense	308,500	-
Stock-based compensation	20,029	23,688
Provision for doubtful accounts	576,783	260,292
Depreciation	476,431	387,642
Amortization of intangibles	27,807	1,500
Accretion of debt discount	43,269	28,125
Changes in operating assets and liabilities
Accounts receivable	719,592	(919,418)
Inventory	1,239,455	(1,312,503)
Prepaid expenses and other current assets	53,012	(200,731)
Other assets - noncurrent	37,209	58,105
Trade payables	359,167	1,927,201
Accrued liabilities	135,967	(2,248)
Income taxes payable	(1,188)	18,813
Net cash provided by operating activities	3,212,067	421,366

Cash flows from investing activities:
Cash payments for acquisition of S&A Supply Inc., net of cash acquired	-	(4,703,375)
Additions to property and equipment	(392,394)	(339,461)
Net cash used in investing activities	(392,394)	(5,042,836)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	-	13,000
Repayments of notes payable: includes related party repayments of $62,500 in 2008 and $0 in 2007.	(259,810)	(64,824)
(Repayments) borrowings under credit facility - revolving credit, net	(2,448,949)	4,778,459
Net cash (used in) provided by financing activities	(2,708,759)	4,726,635
Increase in cash	110,914	105,165
Cash - beginning of period	622,723	482,251
Cash - end of period	$733,637	$587,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2008 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared assuming the Company will continue as a going concern.  Although the Company had net income of $75,229 for the quarter ended September 30, 2008 it incurred a net loss of $783,966 for the nine months ended September 30, 2008 and a net loss of $51,637 for the year ended December 31, 2007.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2008, and the Company is in compliance with these covenants as of September 30, 2008.   The continuation of the credit agreement for 2009 and later years is conditioned on the Company and the lender reaching agreement on financial covenants for these years.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, the lender may exert its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

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

The following table summarizes information about stock options at September 30, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$.25	22,000	0.72	$.25

$1.85	45,000	8.19	$1.85

	67,000		$1.32	$10,560

Options Outstanding and Non-exercisable

$1.85	30,000	8.19	$1.85	$0

There were no stock options granted in any of the quarters and nine months ended September 30, 2008 and 2007.  For each of the quarters ended September 30, 2008 and 2007, the amount of stock based compensation was $6,676.  For the nine months ended September 30, 2008 and 2007, the amount of stock based compensation was $20,029 and $23,688, respectively.

3.	Equity Transactions

During the quarter ended September 30, 2008, no shares of redeemable convertible preferred stock were converted into common stock. During the nine months ended September 30, 2008, 17,423 shares of redeemable convertible preferred stock were converted into 17,423 shares of common stock. Accordingly, the liquidation preference associated with the Company’s redeemable convertible preferred stock decreased from $2,337,500 as of December 31, 2007 to $2,250,385 as of September 30, 2008.

During the quarter and nine months ended September 30, 2007, no shares of redeemable preferred stock were converted into common stock.

No stock options were exercised during the quarters ended September 30, 2008 and 2007.  No stock options were exercised during the nine months ended September 30, 2008.  The Company issued 52,000 shares of common stock pursuant to the exercise of stock options during the nine months ended September 30, 2007.

On September 2, 2008, the Company announced that it was offering to shareholders who owned 99 or fewer shares of the Company’s convertible preferred stock on August 20, 2008, to purchase those shares at $1.25 per share. The tender offer was to expire on October 31, 2008; however, on October 28, 2008 the Company announced that it was extending the expiration date of the tender offer to December 31, 2008.  The Company intends on retiring the convertible preferred stock purchased through this tender offer. See Section 13 Subsequent Events, below, for additional information regarding shares tendered pursuant to this offer.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash paid during the period for:
Interest	$900,921	$1,034,762
Income taxes	$16,625	$43,207

5.	Net Income (Loss) Per Common Share

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) (numerator for basic and diluted income (loss) per share)	$75,229	$133,845	$(783,966)	$150,900
Weighted average common shares outstanding	4,654,953	4,645,680	4,647,640	4,645,490
Effect of participating securities-convertible preferred stock	450,077	467,500	-	467,500
Weighted average common shares and participating securities outstanding (denominator for basic income (loss) per share)	5,105,030	5,113,180	4,647,640	5,112,990
Effect of dilutive securities:
Stock options	15,529	18,191	-	18,758
Weighted average common and potential common shares outstanding (denominator for diluted income per share)	5,120,559	5,131,371	4,647,640	5,131,748
Basic net income (loss) per share	$0.01	$0.03	$(0.17)	$0.03
Diluted net income (loss) per share	$0.01	$0.03	$(0.17)	$0.03

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

For the quarter ended September 30, 2008, the weighted average shares outstanding, for purposes of the basic net income per share calculation, include the effect of the convertible preferred stock. Notes convertible into 112,499 shares of common stock are not assumed to be converted for purposes of computing diluted net income per share since the effect would be antidilutive.

For the quarter ended September 30, 2007, the weighted average shares outstanding, for purposes of the basic net income per share calculation, include the effect of the convertible preferred stock. Notes convertible into 175,000 shares of common stock are not assumed to be converted for purposes of computing diluted net income per share since the effect would be antidilutive.

For the nine months ended September 30, 2008, preferred stock convertible into 457,417 shares of common stock, notes convertible into 138,042 shares of common stock, and 17,065 stock options were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

For the nine months ended September 30, 2007, the weighted average shares outstanding, for purposes of the basic net income per share calculation, include the effect of the convertible preferred stock. Notes convertible into 175,000 shares of common stock are not assumed to be converted for purposes of computing diluted net income per share since the effect would be antidilutive.

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

The revolving credit line bears interest at 0.25% below prime.  At September 30, 2008, the Company had a standby letter of credit, which was set to expire on August 31, 2009.  The standby letter of credit reduced the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduced the availability of the credit facility by $164,000.    Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $1,150,121 as of September 30, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves.  The balance outstanding under the revolving line of credit was $15,578,106 as of September 30, 2008.  The interest rate on the revolving credit facility as of September 30, 2008 was 4.75%.  On October 20, 2008, the Company’s $300,000 standby letter of credit, due to expire on August 31, 2009, was surrendered by the vendor and released by Wells.

The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants as of September 30, 2008.

7.	Litigation

a.	Universal Supply Group, Inc.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“Universal”).  On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement.  The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K.  Subsequent to the sale, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.  Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal.  Hilco, Inc. is hereinafter referred to as the “Universal Predecessor.”  The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of September 30, 2008, there exist 73 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to September 30, 2008, 31 plaintiffs have had their actions dismissed, which results in 42 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of September 30, 2008, 15 filed actions in 2007, 7 filed actions in 2006, 7 filed actions in 2005, 28 filed actions in 2004, 15 filed actions in 2003, and 1 filed actions in 2002. There are 137 other plaintiffs that have had their actions dismissed and 13 other plaintiffs that have settled as of September 30, 2008 for a total of $3,358,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirteen plaintiffs naming Universal have had their actions dismissed and, of the total $3,358,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 21 plaintiffs that name Universal, as of September 30, 2008.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2008 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

On April 29, 2005, prior to the Rhodes case trial, the Universal Predecessor filed a third party complaint against Sid Harvey Industries (“Third Party Complaint”) in an action demanding contributor payment in connection with the Settlement. Sid Harvey Industries moved successfully for summary judgment.  The Universal Predecessor filed an appeal as to the dismissal of Universal Predecessor’s Third Party Complaint.  In a decision dated December 29, 2006, the Superior Court of New Jersey, Appellate Division, reversed the dismissal of Universal Predecessor’s Third Party Complaint and remanded the matter to the trial court for further proceedings as to Universal Predecessor’s claim for contribution.  On July 31, 2008, the Company was informed that Universal Predecessor’s Third Party Complaint was once again dismissed by the trial court on April 25, 2008.  The Universal Predecessor filed a Notice of Appeal as to that dismissal; however, the Universal Predecessor has since voluntarily withdrawn the Appeal on July 7, 2008.  Thus, the Rhodes matter is no longer an active matter.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

i.	Indemnification

John A. Hildebrandt, Paul Hildebrandt and the Universal Predecessor have jointly and severally agreed to indemnify our Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier.  These agreements are set forth in the purchase agreement. Paul Hildebrandt, one of the indemnitors, was a Director of the Company from September 29, 2004 to January 28, 2005.

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

ii.	Insurance

The assets that the Universal Predecessor sold to us included its insurance policies and other agreements and contracts. The policies provide coverage for liability accruing during the periods for which premiums were paid.  The Universal Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies.  Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Universal Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of September 30, 2008, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2008, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

b.	The RAL Supply Group, Inc.

The RAL Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“RAL”), formerly known as RAL Purchasing Corp.  On September 30, 2003, RAL acquired substantially all of the assets of The RAL Supply Group, Inc., formerly known as The LAR Acquisition Corp., also a New York corporation, including its name, pursuant to the terms of a purchase agreement.  The Company filed a copy of the purchase agreement (“RAL APA”) with the Securities and Exchange Commission on October 15, 2003 as Exhibit 10(a)(i) on Form 8-K.  Subsequent to the sale, The RAL Supply Group, Inc. (the selling corporation) changed its name to RSG, Inc. RSG, Inc. is hereinafter referred to as the “RAL Predecessor.”

The RAL Predecessor acquired certain assets from Dyson-Kissner-Moran Corporation (“RSG Predecessor”) in 1993, prior to the RAL Predecessor’s sale of assets to RAL.

Our RAL subsidiary and other companies have been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos. As of September 30, 2008, there existed one plaintiff in a lawsuit relating to alleged sales of asbestos products, or products containing asbestos.  The lawsuit alleges injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

The RAL Predecessor agreed in the RAL APA to indemnify and hold harmless our RAL subsidiary from and against, among other things, damages that relate to products sold or manufactured or services performed or other actions taken or omitted by the RAL Predecessor prior to the closing of the acquisition.  The Company cannot be certain that the indemnitor has the financial wherewithal to meet its obligations to indemnify the Company.

c.	General

Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by the Universal Predecessor or RAL Predecessor companies. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Universal Predecessor and RAL Predecessor. It is our opinion that the existing asbestos litigation will not have a material adverse effect on the Company.  Nevertheless, we could be materially and adversely affected if we are held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully deny coverage or claim limitations on their liabilities by reason of gaps in coverage or otherwise.

Since we regard as remote the potential payment of any asbestos-based claim, we have not accrued any balance for any period relating to asbestos claims, and we have not recorded any amount for asbestos claims for any period in any of our financial statements.

d.	Other Litigation

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

(a)
A subsidiary of the Company, as the sole tenant, leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $60,112 and $59,025 during the quarters ended September 30, 2008 and 2007, respectively.  The Company paid Mr. Hildebrandt’s company $180,918 and $175,735 during the nine months ended September 30, 2008 and 2007, respectively.

The Company currently owes Mr. Hildebrandt $55,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004 and (b) an unsecured note in the amount of $25,000 due on June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

(b)
The Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), a private company controlled by Michael Goldman, $750,000 pursuant to a secured note collateralized by the assets of the Company, which is subordinate to the borrowings under the credit facility. The note bears interest at the prime rate and is due on January 1, 2009.  Michael Goldman is Chairman of the Board of the Company.

For calendar years beginning 2008, the Company began paying the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

(c)
Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but Oscar Folger’s law firm remains as counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Oscar Folger’s law firm for the quarters ended September 30, 2008 and 2007, respectively, were $25,950 and $45,125.  Professional fees paid to Oscar Folger’s law firm for the nine months ended September 30, 2008 and 2007, respectively, were $49,637 and $96,550.

No money was paid to either Oscar or Jeffrey Folger as part time employees of the Company for the quarters ended September 30, 2008 and 2007, and $0 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the nine months ended September 30, 2008 and 2007, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company, as the sole tenant, under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $63,182 and $52,370 in rent during the quarters ended September 30, 2008 and 2007, respectively.  The Company paid Pioneer Realty Holdings, LLC $186,104 and $115,095 in rent during the nine months ended September 30, 2008 and 2007, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004.  Mr. Salek and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004.

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $2,750 for each of the quarters ended September 30, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger, and $8,250 for each of the nine months ended September 30, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger.

Interest expense on the note held by Mr. Salek amounted to $688 and $1,375 for the quarters ended September 30, 2008 and 2007, respectively, and $3,208 and $4,125 for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $344 and $688 for the quarters ended September 30, 2008 and 2007, respectively, and $1,604 and $2,063 for the nine months ended September 30, 2008 and 2007, respectively.

(f)	On August 11, 2008, Michael Goldman, a Director and Chairman of the Board of the Company, acquired 2,500 shares of common stock at $0.80 per share.

On August 12, 2008, Mr. Goldman acquired 2,500 shares of common stock at $0.80 per share, 22,700 shares of convertible preferred stock at $1.05 per share, 9,500 shares of convertible preferred stock at $1.14 per share and 48,000 shares of convertible preferred stock at $1.15 per share.

On August 13, 2008, Mr. Goldman acquired 10,500 shares of convertible preferred stock at $1.15 per share.

On September 2, 2008, Mr. Goldman acquired 365 shares of convertible preferred stock at $1.20 per share.

On September 19, 2008 Dr. E. Bruce Fredrikson, a Director of the Company, disposed of 500 shares of convertible preferred stock at $8.05 per share.

10.	Income Tax Expense

The Company recorded a net federal tax expense of $308,500 for the quarter and nine months ended September 30, 2008 based on the Company’s revaluation of its deferred tax asset.

The Company’s income tax expense for the quarter ended September 30, 2008 was $341,404 compared to $29,237 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s income tax expense for the nine months ended September 30, 2008 was $363,681 compared to $81,850 for the same period in 2007.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

Comparison of the Company’s effective tax rate from period to period may not be consistent, as state taxes vary with the profit of the Company and its subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

11.	Deferred Tax Asset

As of December 31, 2007, the gross deferred tax asset of $8,461,486 was reduced by a valuation allowance in the amount of $6,752,986, which reflected the Company’s likelihood of utilizing the net operating losses in the future based upon projected taxable income.

At September 30, 2008, gross deferred tax assets of $8,288,891 have been reduced by a valuation allowance in the amount of $6,888,891. Such valuation allowance includes a reduction to the net deferred tax asset of $308,500 for the nine months ended September 30, 2008 based on future projected taxable income and the Company’s assessment of future utilization of net operating loss carryforwards.

12.	Acquisition

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

Presented below are the unaudited pro forma financial results prepared under the assumption that the September 10, 2007 acquisition of S&A Supply, Inc. had been completed at the beginning of the period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Net sales	$23,367,520	$68,020,579
Operating income	442,434	808,120
Net income (loss)	$36,975	$(357,435)
Income (loss) per common share:
Basic:	$0.01	$(0.08)
Diluted:	$0.01	$(0.08)

13.	Subsequent Events

On September 2, 2008, the Company announced that it was offering to shareholders who owned 99 or fewer shares of the Company’s convertible preferred stock on August 20, 2008, to purchase those shares at $1.25 per share. The tender offer was to expire on October 31, 2008; however, on October 28, 2008 the Company announced that it was extending the expiration date of the tender offer to December 31, 2008.  As of November 6, 2008, 1,395 shares of convertible preferred stock have been purchased and retired pursuant to the tender offer.  The Company paid $1,743.75 for these shares.

On October 14, 2008, the Company announced that it will no longer distribute American Standard HVAC products and was appointed by Johnson Controls, Inc. as a non-exclusive distributor for the Fraser Johnston line of commercial rooftop and HVAC units, Source 1 HVAC service parts, and commercial HVAC control systems. The American Standard HVAC product line has been replaced with the Goodman/Amana residential product line and the Fraser Johnston commercial product line.

On October 14, 2008, the Company announced that it is closing the sales office in its Hicksville, New York facility, but will continue to use this facility for warehousing and shipping purposes only.

On October 20, 2008, the Company’s $300,000 standby letter of credit, due to expire on August 31, 2009, was surrendered by the vendor and released by Wells.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.”  Within “Results of Operations,” the term “same-store locations” is defined as the portion of the Company’s operations that conducted business throughout each of the quarters and nine month periods ended September 30, 2008 and September 30, 2007.  Same-store locations may include the addition of new products as well as the deletion of products previously sold at these locations.  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2007.

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Johnson Controls’ Source 1 HVAC Service Parts.  As of October 14, 2008 the Goodman/Amana residential product line and the Fraser Johnston commercial product line replaced the American Standard HVAC product line previously distributed by the Company.  We distribute these products through seven sales locations in New Jersey, eight in New York State, two in Massachusetts and one location in Willow Grove, Pennsylvania.  We also have two additional locations, one in New Jersey and the other in New York, that we use for warehousing purposes only. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

Our objective is to become a leading provider of building products, such as HVAC, plumbing, and electrical equipment and accessories to the professional contractor in the northeastern United States.  We intend to accomplish this objective by increasing the number of locations convenient to our customers, expanding our product offerings, and in seeking strategic acquisitions.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,067,663, net of an allowance for doubtful accounts of $479,399, as of September 30, 2008.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $338,569 at September 30, 2008, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of December 31, 2007, the gross deferred tax asset of $8,461,486 was reduced by a valuation allowance in the amount of $6,752,986, which reflected the Company’s likelihood of utilizing the net operating losses in the future based upon projected taxable income.

At September 30, 2008, gross deferred tax assets of $8,288,891 have been reduced by a valuation allowance in the amount of $6,888,891. Such valuation allowance includes a reduction to the net deferred tax asset of $308,500 for the nine months ended September 30, 2008 based on future projected taxable income and the Company’s assessment of future utilization of net operating loss carryforwards.

Results of Operations

Results of Operations for the Quarters Ended September 30, 2008 and 2007

Sales increased by 11.4%, or $2,340,156, to $22,862,364 for the quarter ended September 30, 2008 from $20,522,208 for the same period in 2007.  The acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations for a portion of the quarter ended September 30, 2008.  Sales from new operations were $2,119,133 for the quarter ended September 30, 2008, while sales from same-store locations increased by 1.1%, or $221,023, from $20,522,208 to $20,743,231.  The increase in sales from same-store locations reflects expanded product lines and an increase in air conditioning equipment sales.

Gross profit increased by 10.6%, or $634,154, to $6,615,317 for the quarter ended September 30, 2008 from $5,981,163 for the same period in 2007.  Gross profit from new operations was $598,523 for the quarter, while gross profit from same-store locations increased by 0.6%, or $35,631, from $5,981,163 to $6,016,794.  Gross profit expressed as a percentage of sales decreased by 0.2% to 28.9% in 2008 compared to 29.1% for the comparable period in 2007.  The decrease in gross profit expressed as a percentage of sales is primarily the result of a change in the sales mix to higher efficiency heating and air conditioning systems, which are usually sold at higher margins, offset by lower vendor rebates and purchase discounts.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $134,315 and $143,457 for the quarters ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased by 8.8%, or $481,841, to $5,988,272 for the quarter ended September 30, 2008 from $5,506,431 for the same period in 2007.  Selling, general and administrative expenses from new operations were $572,404 for the quarter, while selling, general and administrative expenses from same-store locations decreased by 1.6%, or $90,563, from $5,506,431 to $5,415,868.

Net interest expense decreased by 29.9%, or $115,534, to $270,232 for the quarter ended September 30, 2008 from $385,766 for the same period in 2007.  The net interest expense decrease is primarily the result of a reduction in the interest rate of the Company’s credit facility from an average rate of 8.0% for the quarter ended September 30, 2007 to an average rate of 4.75% for the quarter ended September 30, 2008.

The Company’s income tax expense for the quarter ended September 30, 2008 was $341,404 compared to $29,237 for the same period in 2007.  The Company recorded a net federal tax expense of $308,500 for the quarter ended September 30, 2008 based on the Company’s revaluation of its deferred tax asset.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by 43.8%, or $58,616, to $75,229 for the quarter ended September 30, 2008, compared to a net income of $133,845 for the same period in 2007.  The decrease in net income is primarily the result of the Company’s charge to its deferred tax asset in the amount of $308,500.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Sales increased by 10.9%, or $6,413,668, to $65,106,677 for the nine months ended September 30, 2008 from $58,693,009 for the same period in 2007.  The acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations for a portion of the nine months ended September 30, 2008.  The new branch opening in the Albany, New York area on April 10, 2007 constituted new operations for a portion of the nine months ended September 30, 2008.  Sales from these new operations were $8,114,697 for the nine months ended September 30, 2008, while sales from same-store locations declined by 2.9%, or $1,701,029, from $58,693,009 to $56,991,980.  The decrease in sales from same-store locations reflects lower sales in the first quarter of the year due to the difficult economic environment, a significant reduction in new construction, and the moderation of residential renovations.

Gross profit increased by 11.5%, or $1,958,415, to $18,914,516 for the nine months ended September 30, 2008 from $16,956,101 for the same period in 2007.  Gross profit from new operations was $2,319,406 for the nine months, while gross profit from same-store locations declined by 2.1%, or $360,991, from $16,956,101 to $16,595,110.  The decline in gross profit from same-store locations was directly caused by lower sales.  Gross profit expressed as a percentage of sales increased by 0.2% to 29.1% in 2008 compared to 28.9% for the comparable period in 2007.  The increase in gross profit expressed as a percentage of sales is primarily the result of a change in the sales mix to higher efficiency heating and air conditioning systems, which are usually sold at higher margins, partially offset by lower vendor rebates and purchase discounts.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $396,825 and $399,211 for the nine months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses increased by 17.4%, or $2,762,238, to $18,621,719 for the nine months ended September 30, 2008 from $15,859,481 for the same period in 2007.  Selling, general and administrative expenses from new operations were $2,618,491 for the nine months, while selling, general and administrative expenses from same-store locations increased by 0.9%, or $143,748, from $15,859,481 to $16,003,229.

Net interest expense decreased by 13.8%, or $149,563, to $931,500 for the nine months ended September 30, 2008 from $1,081,063 for the same period in 2007.  The net interest expense decrease is primarily the result of a reduction in the interest rate of the Company’s credit facility from an average rate of 7.73% for the nine months ended September 30, 2007 to an average rate of 5.18% for the nine months ended September 30, 2008.

The Company’s income tax expense for the nine months ended September 30, 2008 was $363,681 compared to $81,850 for the same period in 2007.  The Company recorded a net federal tax expense of $308,500 for the nine months ended September 30, 2008 based on the Company’s revaluation of its deferred tax asset.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by $633,066, to a net loss of $783,966 for the nine months ended September 30, 2008, compared to a net income of $150,900 for the same period in 2007.  The decrease in net income is primarily the result of the effect of losses incurred from our new operations in the amount of $467,026, plus the Company’s charge to its deferred tax asset in the amount of $308,500, as described above, offset by a decrease of $149,563 in interest expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarter and nine months ended September 30, 2008 and 2007.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008		2007
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	71.1	70.9	70.9		71.1
Gross profit	28.9	29.1	29.1		28.9

Selling, general and administrative expenses	26.2	26.8	28.6		27.0
Operating income (loss)	2.7	2.3	0.5		1.9

Other income	0.3	0.4	0.3		0.4
Interest expense, net	(1.2)	(1.9)	(1.4)		(1.8)
Income (loss) before taxes	1.8	0.8	(0.6)		0.5

Income taxes	(1.5)	(0.1)	(0.6)		(0.2)

Net income (loss)	0.3%	0.7%	(1.2	) %	0.3%

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

The revolving credit line bears interest at 0.25% below prime.  At September 30, 2008, the Company had a standby letter of credit, which was set to expire on August 31, 2009.  The standby letter of credit reduced the availability of the credit facility by $300,000 and additional reserves determined by the bank further reduced the availability of the credit facility by $164,000.    Borrowings under the credit facility are secured by the available assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $1,150,121 as of September 30, 2008 and is determined by a percentage of available assets as defined in the Agreement, less letters of credit and reserves. The balance outstanding under the revolving line of credit was $15,578,106 as of September 30, 2008.  The interest rate on the revolving credit facility as of September 30, 2008 was 4.75%.  On October 20, 2008, the Company’s $300,000 standby letter of credit, due to expire on August 31, 2009, was surrendered by the vendor and released by Wells.

The Company believes that the credit facility with Wells is sufficient to finance its current operating needs.  The credit facility provides that financial covenants are to be determined by agreement between Wells and the Company on an annual basis.  While the Company and Wells have reached mutually agreeable covenants for the period through December 31, 2008, there can be no assurance that the Company and Wells will be able to reach an agreement on covenants in the future.  In the event the Company and Wells are unable in the future to agree upon these annual covenants, the credit facility would be in default, and Wells could demand immediate payment.  The business of the Company would be materially and adversely affected if the Company is unable to obtain alternate financing.  The Company is in compliance with all of its financial loan covenants as of September 30, 2008.

As of September 30, 2008, the Company had $733,637 in cash compared with $622,723 at December 31, 2007.

Net cash provided by operating activities was $3,212,067 for the nine months ended September 30, 2008.  The net cash provided by operating activities for the 2008 period is primarily a result of cash provided by operating assets and liabilities of $2,543,214 and non-cash charges of $1,452,819, offset by a net loss of $783,966. The decrease of $1,239,455 in inventory is due to product standardization of HVAC equipment lines and a reduction of inventory levels to maximize operating efficiencies. The decrease in accounts receivable of $719,592 is primarily related to reduced sales volume during the quarter ended September 30, 2008 compared to the quarter ended December 31, 2007.

Cash flows used in investing activities were $392,394 during the nine months ended September 30, 2008 due to purchases of equipment.

Cash flows used in financing activities of $2,708,759 for the nine months ended September 30, 2008 consisted of $2,448,949 in net repayments under the credit facility-revolving credit, net and $259,810 for repayments of notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company’s pre-tax earnings and cash flows are exposed to changes in interest rates.  All borrowings under its credit facility bear interest based on the prime rate less 0.25%, and a $750,000 note to Goldman Associates of New York, Inc. bears interest at the prime rate.  A hypothetical 10% adverse change in such rates would reduce the pre-tax earnings and cash flows by approximately $77,746 over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2008.  The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

The Company’s remaining interest-bearing obligations are at fixed rates of interest and as such, do not expose the pre-tax earnings and cash flows to changes in market interest rates. The change in fair value of the Company’s fixed rate obligations resulting from a hypothetical 10% adverse change in interest rates would not be material.

Item 4T.  Controls and Procedures

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

Dated: November 13, 2008	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer