Form 10-K
period 2008-12-31
COLONIAL COMMERCIAL CORP
filed 2009-03-27
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter) was $3,024,208.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2009
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	447,891 shares

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Johnson Controls’ Source 1 HVAC Service Parts.  As of October 14, 2008 the Goodman/Amana residential product line and the Fraser Johnston commercial product line replaced the American Standard HVAC product line previously distributed by the Company.  We distribute these products through seven sales locations in New Jersey, eight in New York State, two in Massachusetts and one location in Willow Grove, Pennsylvania.  We also have an additional location in New Jersey that we use for warehousing purposes only. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

In 2008, 2007 and 2006, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects.  In the same years, respectively, sales consisted of approximately 38%, 42% and 40% HVAC equipment; 37%, 39% and 39% parts and accessories; and 14%, 15% and 16% climate control systems.

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

As of December 31, 2008, we had 177 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Our objective is to become a leading provider of building products, such as HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Distribution, Customers and Suppliers

We stock inventory in 19 of our locations and utilize public warehousing, when necessary.  We deliver products to customers with our fleet of 19 leased and 25 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users.  We had approximately 7,800 customers in 2008.  No customer accounted for more than 2% of consolidated net sales in 2008.  We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer.

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

In 2008, two suppliers accounted for 30% of our purchases.  The loss of one or both of these suppliers could have a material adverse effect on our business for at least a short-term period.  We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

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

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located at 275 Wagaraw Road, Hawthorne, New Jersey 07506 and are consolidated with the administrative offices of our subsidiary, Universal Supply Group, Inc.

The Company maintains 18 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; Willow Grove, Pennsylvania; and Great Barrington and Pittsfield, Massachusetts.  Additionally, the Company maintains three separate warehouse locations in Cedar Knolls, New Jersey and Hicksville and New Hampton, New York.  The Company has a month-to-month lease for a portion of the New Windsor, New York location consisting of 11,000 square feet and a month-to-month lease for a portion of the Peekskill, New York location consisting of 1,000 square feet.  These locations consist of approximately 433,000 square feet under leases expiring between 2009 and 2018 with current aggregate annual rents of approximately $3,067,604.

The Company had a month-to-month lease for a location in North Adams, Massachusetts, consisting of 6,000 square feet. On April 4, 2008, the Company closed its North Adams, Massachusetts location of S&A.

On October 14, 2008, the Company announced that it closed the sales office in its Hicksville, New York facility and will continue to use this facility for warehousing and shipping purposes only.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts also include showrooms of kitchen, bathroom and electrical fixtures and accessories.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance.  As of December 31, 2008, we leased all our facilities.

Item 3.  Legal Proceedings

(a)           Universal Supply Group, Inc.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2008, there exist 37 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to December 31, 2008, 10 plaintiffs have had their actions dismissed, which results in 27 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2008, 15 filed actions in 2007, 7 filed actions in 2006, 3 filed actions in 2005, 9 filed actions in 2004, and 3 filed actions in 2003. There are 173 other plaintiffs that have had their actions dismissed and 13 other plaintiffs that have settled as of December 31, 2008 for a total of $3,358,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Sixteen plaintiffs naming Universal have had their actions dismissed and, of the total $3,358,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 18 plaintiffs that name Universal, as of December 31, 2008.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2008 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2008, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2008, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

(b)           The RAL Supply Group, Inc.

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

Our RAL subsidiary and other companies have been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos. As of December 31, 2008, there existed one plaintiff in a lawsuit relating to alleged sales of asbestos products, or products containing asbestos.  The lawsuit alleges injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

(c)           General

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

(d)           Other Litigation

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

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a)           Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) – Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market.  The following table sets forth the quarterly high and low bid prices during 2008 and 2007.  The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock
2008	High	Low	High	Low

First Quarter	$1.45	$0.90	$1.20	0.95

Second Quarter	1.45	0.70	0.95	0.65

Third Quarter	1.25	0.51	11.00	0.75

Fourth Quarter	0.73	0.30	5.00	1.50

	Common Stock		Convertible Preferred Stock
2007	High	Low	High	Low

First Quarter	$1.95	$1.70	$1.95	$1.75

Second Quarter	1.78	1.50	1.85	1.51

Third Quarter	1.68	1.25	1.65	1.35

Fourth Quarter	1.45	0.95	1.36	1.16
(b)           Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders
Title of Class	(As of March 1, 2009)

Common stock par value $.05 per share	283

Convertible preferred stock par value $.05 per share	769

(c)           Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan and the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2008.

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

At December 31, 2008, a total of 22,000 options were outstanding under the Company’s 1996 Stock Option Plan, which expire in June 2009.

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

On December 6, 2006,  (the “Grant Date”), the Company granted ten-year options to purchase 25,000 shares of common stock to three Directors. The option to each Director was immediately vested for 10,000 shares and will vest for 5,000 additional shares on each of the first three anniversaries of the Grant Date if the optionee then continues as a Director.

As of December 31, 2008, 60,000 vested options and 15,000 unvested options were outstanding under the Company’s 2006 Stock Option Plan.

(e)           Purchases of Equity Securities

On September 2, 2008, the Company announced that it was offering to shareholders who owned 99 or fewer shares of the Company’s convertible preferred stock on August 20, 2008, to purchase those shares at $1.25 per share. The tender offer was to expire on October 31, 2008; however, on October 28, 2008 the Company announced that it was extending the expiration date of the tender offer to December 31, 2008.  The Company retired the convertible preferred stock purchased through this tender offer.

Through December 31, 2008, shareholders tendered 2,186 shares of convertible preferred stock under the tender offer. The Company accounted for these transactions utilizing the constructive retirement method.

The table below sets forth purchases of the Company’s stock for the quarter ended December 31, 2008. There were approximately 14,000 odd-lot shares eligible for purchase under the tender offer.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2008-October 31, 2008	757	$1.25	757	13,243

November 1, 2008-November 30, 2008	1,046	1.25	1,046	12,197

December 1, 2008-December 31, 2008	383	1.25	383	11,814

Total	2,186	$1.25	2,186	11,814

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007.”  Within “Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007,” the term “same-store locations” is defined as the portion of the Company’s operations that conducted business throughout each of the years ended December 31, 2008 and December 31, 2007.  Same-store locations may include the addition of new products as well as the deletion of products previously sold at these locations.  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources,” followed by “Equity Transactions,” and the “Impact of Inflation and Seasonality” on the Company.

Forward-Looking Statements

The following material contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words “anticipates,” “expects,” “believes,” “may,” “intends” and similar expressions are intended to be among the statements that identify forward-looking statements.  From time to time, the Company may also publish forward-looking statements.  The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a safe harbor for forward-looking statements.  Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, the availability of financing, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company’s periodic filings with the Securities and Exchange Commission, which could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $8,802,631, net of an allowance for doubtful accounts of $472,526, as of December 31, 2008.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  As a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $329,485 at December 31, 2008, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of December 31, 2008, the Company had a deferred tax valuation allowance of approximately $7,500,000.

Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007

Sales increased by 3.9%, or $3,180,649, to $85,606,514 for the year ended December 31, 2008 from $82,425,865 for the same period in 2007.  The acquisition of S&A Supply, Inc. on September 10, 2007 constituted new operations for a portion of the year ended December 31, 2008.  The new branch opening in the Albany, New York area on April 10, 2007 constituted new operations for a portion of the year ended December 31, 2008.  Sales from these new operations were $8,114,697 for the year ended December 31, 2008, while sales from same-store locations declined by 6.0%, or $4,934,047, from $82,425,864 to $77,491,817.  The decrease in sales from same-store locations reflects the difficult economic environment related to a significant reduction in new construction and the moderation of residential renovations.

Gross profit increased by 6.0%, or $1,412,772, to $24,967,664 for the year ended December 31, 2008 from $23,554,892 for the same period in 2007.  Gross profit from new operations was $2,319,406 for the year, while gross profit from same-store locations declined by 3.8%, or $906,634, from $23,554,892 to $22,648,258.  The decline in gross profit from same-store locations was directly caused by lower sales.  Gross profit expressed as a percentage of sales increased by 0.6% to 29.2% in 2008 compared to 28.6% for the comparable period in 2007.  The increase in gross profit expressed as a percentage of sales is primarily the result of a change in the sales mix to higher efficiency heating and air conditioning systems, which are usually sold at higher margins, partially offset by lower vendor rebates and purchase discounts.  Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $545,509 and $545,985 for the years ended December 31, 2008 and 2007, respectively.

Operating income decreased by 53.9%, or $679,135, to $579,816 for the year ended December 31, 2008 from $1,258,951 for the same period in 2007.  This percentage decrease in operating income reflects the combined effects of the increase in gross profit of 6.0% offset by the increase in selling, general and administrative expenses of 9.4%.  Selling, general and administrative expenses from new operations were $2,618,491 for the year, while selling, general and administrative expenses from same-store locations decreased by 2.4%, or $526,584, from $22,295,941 to $21,769,357.

Net interest expense decreased by 23.2%, or $348,573, to $1,153,746 for the year ended December 31, 2008 from $1,502,319 for the same period in 2007.  The net interest expense decrease is primarily the result of a reduction in the interest rate of the Company’s credit facility from an average rate of 7.8% for the year ended December 31, 2007 to an average rate of 4.8% for the year ended December 31, 2008.

The Company’s income tax expense for the year ended December 31, 2008 was $715,850 compared to $105,487 for the same period in 2007.  The Company recorded a net federal tax expense of $708,500 for the year ended December 31, 2008 based on the Company’s revaluation of its deferred tax asset.  The decrease in the deferred tax asset was based on projected taxable income and management’s assessment of future utilization of net operating loss carryforwards. The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $956,503, to a net loss of $1,008,140 for the year ended December 31, 2008, compared to a net loss of $51,637 for the same period in 2007.  The decrease in net income is primarily the result of the effect of losses incurred from our new operations in the amount of $299,000, plus the Company’s charge to its deferred tax asset in the amount of $708,500, as described above, offset by a decrease of $348,573 in interest expense.

Liquidity and Capital Resources

Credit Facility

In connection with the acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the term of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $1,470,921 as of December 31, 2008 and is determined by a percentage of available assets as defined in the Agreement, less reserves.

The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.  The revolving credit line bears interest at .25% below prime. Reserves, determined by the bank, reduce the availability of the credit facility by $164,000.  The balance outstanding under the revolving line of credit was $13,163,864 as of December 31, 2008.  The interest rate on the revolving credit facility as of December 31, 2008 was 3.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.  The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants for 2009, there is no assurance that they will be able to do so in the future.  As of December 31, 2008, the Company was in compliance with all of its financial loan covenants.

As of December 31, 2008, the Company had $417,387 in cash compared with $622,723 at December 31, 2007.

Net cash provided by operating activities was $5,418,161 for the year ended December 31, 2008.  The net cash provided by operating activities for the 2008 period is primarily a result of non-cash charges of $2,200,661 and changes in operating assets and liabilities of $4,225,640 offset by net loss of $1,008,140.  The decrease in accounts payable of $755,246 was primarily due to decreased inventory levels in the amount of $3,576,067.

Cash flows used in investing activities were $520,031 during the year ended December 31, 2008, entirely due to purchases of equipment.

Cash flows used in financing activities of $5,103,466 consisted of $4,863,191 in net repayments under the credit facility-revolving credit, $59,087 received from the issuance of notes payable, $296,630 for repayments of notes payable and $2,733 for the repurchase of preferred stock.

Equity Transactions

During the year ended December 31, 2008, 17,423 shares of redeemable preferred stock were converted into 17,423 shares of common stock.  As of December 31, 2008, the number of convertible preferred shares outstanding was 447,891.

On September 2, 2008, the Company announced that it was offering to shareholders who owned 99 or fewer shares of the Company’s convertible preferred stock on August 20, 2008, to purchase those shares at $1.25 per share. The tender offer was to expire on October 31, 2008; however, on October 28, 2008 the Company announced that it was extending the expiration date of the tender offer to December 31, 2008.  The Company retired the convertible preferred stock purchased through this tender offer. There were approximately 14,000 odd-lot shares eligible for purchase under the tender offer.

Through December 31, 2008, shareholders tendered 2,186 shares of convertible preferred stock under the tender offer. The Company accounted for these transactions utilizing the constructive retirement method.

Impact of Inflation, Deflation and Seasonality

To date, the effect of inflation or deflation has had a minor impact on the Company’s operations causing limited price increases in certain product lines. The Company’s business is affected by significant outdoor temperature swings.  Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon of Eisner LLP, appear herein. See Index to Consolidated Financial Statements, appearing on page F-1.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee.

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

None.

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

Name	Age	Position with the Company

Directors and Executive Officers:

Dr. E. Bruce Fredrikson	71	Director, Chairman of Audit Committee

Melissa Goldman-Williams	41	Director

Michael Goldman	70	Director, Chairman of the Board

Stuart H. Lubow	51	Director, Chairman of Nominating Committee

Ronald H. Miller	65	Director

William Pagano	69	Director and Chief Executive Officer of the Company and President of Universal

William Salek	47	Chief Financial Officer and Secretary of the Company and Vice President of Universal

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

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006.  Since 1987 Mr. Goldman was the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc., an appliance distributor for the Northeast, until January 1, 2007.  The assets of this company were acquired by Westeye East, on January 1, 2007 and it is now an investment company located in Florida.  Mr. Goldman continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc.  Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

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

William Pagano

William Pagano has been the President of Universal since November 1998, and was appointed as a Director of the Company in February 2002, as President of the Company on October 27, 2005, and as Chief Executive Officer of the Company on April 17, 2006. Prior to November 1998, Mr. Pagano was engaged in the practice of law.  Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University.  Mr. Pagano also holds a J.D. from Seton Hall University.

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

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2008 through December 31, 2008, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all employees, including all employees of  the Company’s subsidiaries, as well as each member of the Company’s Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Dr. E. Bruce Fredrikson and Ronald H. Miller.  The Board of Directors had determined that it has two audit committee financial experts serving on the Audit Committee, Dr. Fredrikson and Ronald H. Miller.  Both Dr. Fredrikson and Mr. Miller are independent Directors as defined in the NASDAQ Stock Marketplace Rule 4200.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2008 and 2007 to William Pagano and William Salek, the only named executive officers of the Company whose compensation exceeded $100,000.

			Non-Equity	All
			Incentive Plan	Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total

William Pagano—Director and Chief	2008	$200,000	-	-	$200,000

Executive Officer of the Company and,	2007	$200,000	-	-	$200,000

President of Universal*

William Salek—Chief Financial Officer	2008	$130,000	-	-	$130,000

and Secretary of the Company and Vice	2007	$120,000	$14,235	-	$134,235

President and Secretary of Universal

*Mr. Pagano deferred his salary from November 23, 2008 through December 31, 2008. Mr. Pagano will receive his deferred salary in the amount of $21,538 on or about March 31, 2009. On March 4, 2009, Mr. Pagano waived his right to receive incentive compensation for 2008. On March 3, 2008, Mr. Pagano waived his right to receive incentive compensation for 2007.

During the fiscal years ended 2008 and 2007, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Pagano is the Chief Executive Officer of the Company. Mr. Salek is the Chief Financial Officer and Secretary of the Company.

William Pagano

Universal Supply Group, Inc., (“Universal”), a wholly owned subsidiary of the Company, and Mr. Pagano entered into an employment agreement dated as of June 25, 1999, as amended, (“Employment Agreement”), and expiring on December 31, 2010, pursuant to which the Company employed Mr. Pagano as President of Universal.  The Employment Agreement provides for (i) a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy, the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. Mr. Pagano is subject to the confidentiality and non-compete provisions set forth in the Employment Agreement.

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

For the fiscal years ending December 31, 2008 and 2007 the incentive compensation base was $517,100 and $1,473,150, respectively, and the incentive compensation was computed as follows:

2008
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$ 250,000	at 8%	$ 20,000
$ 250,000	at 9%	$ 22,500
$ 17,100	at 10%	$ 1,710
$ 0	at 11%	$ 0
$ 0	at 12%	$ 0
$ 517,100		$ 44,210

2007
Incentive	Additional
Compensation	Compensation	Incentive
Base	Percentages	Compensation

$ 250,000	at 8%	$ 20,000
$ 250,000	at 9%	$ 22,500
$ 250,000	at 10%	$ 25,000
$ 250,000	at 11%	$ 27,500
$ 473,150	at 12%	$ 56,778
$ 1,473,150		$ 151,778

Total incentive compensation for the fiscal years ended December 31, 2008 and 2007 was $44,210 and $151,778, respectively.  On March 4, 2009, Mr. Pagano waived his right to receive incentive compensation for 2008.  On March 3, 2008, Mr. Pagano waived his right to receive incentive compensation for 2007.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.

William Salek

Mr. Salek’s employment agreement expired on December 31, 2007. Mr. Salek is currently employed by the Company on an at-will basis at an annual compensation rate of $130,000. Mr. Salek did not receive an incentive award for the fiscal year ending December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding for the named executive officers as of December 31, 2008.

Potential Payments Upon Termination or Change In Control

No named executive officer is entitled to any payments upon the termination or retirement of such named executive officer or upon a change of control of the Company..

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total

Dr. E. Bruce Fredrikson	$22,000	$8,902	-	$30,902

Melissa Goldman-Williams	$12,000	-	-	$12,000

Michael Goldman	$12,000	-	$13,221	$25,221

Stuart H. Lubow	$12,000	$8,902	-	$20,902

Ronald H. Miller	$12,000	$8,902	-	$20,902

*The dollar amount of stock option awards are recognized for financial statement reporting purposes with respect to the year ended December 31, 2008, in accordance with FAS 123R.

Members of the Board of Directors, other than those employed by the Company, received a fee of $12,000 annually consisting of an annual retainer of $8,000 and a fee of $1,000 for each meeting of the Board, limited to $4,000 per annum payable in advance in four equally quarterly installments.

Dr. E. Bruce Fredrikson’s annual retainer fee for serving as a Director and Chairman of the Audit Committee is $18,000.  The fee is payable in $4,500 installments in advance of each quarter.

Members of the Board of Directors receive no fees if they are employed by the Company.

For the calendar year 2008, the Company paid the premiums for Michael Goldman's COBRA health insurance.  In January 2008, the Company paid $13,221 for this premium for 2008.

On December 6, 2006, the Company granted ten-year options to purchase 25,000 shares of common stock at an exercise price of $1.85 per share to each of the following Directors: Dr. E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller. The option to each Director was immediately vested for 10,000 shares and will vest for 5,000 additional shares on each of the first three anniversaries of the Grant Date if the optionee then continues as a Director. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth, as of March 1, 2009, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of named executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock

	Amount and			Amount and
	Nature of		Percent	Nature of
	Beneficial		of	Beneficial	Percent of
Name of Beneficial Owner	Ownership*		Class	Ownership*	Class

Officers and Directors:

Dr. E. Bruce Fredrikson	30,600	(1)	**	0	**

Melissa Goldman-Williams	5,400		**	0	**

Michael Goldman	1,317,329	(2)	29.68%	91,065	20.33%

Stuart H. Lubow	20,000	(3)	**	0	**

Ronald H. Miller	21,054	(4)	**	0	**

William Pagano	768,971	(5)	16.40%	0	**

William Salek	53,333	(6)	1.14%	0	**

All Officers and Directors as a Group:	2,216,687	***	47.61%	91,065	20.33%

Holders of over 5% of a class of stock who are not Officers or Directors:

Rita C. Folger	578,719	(7)	12.34%	0	**

Goldman Associates of New York, Inc.	979,255	(8)	21.04%	0	**

The beneficial owners listed above have all given a business address of 275 Wagaraw Road, Hawthorne, New Jersey 07506.

*For the purposes of this table, “Beneficial Ownership” is defined as set forth in rule 13d-3 under the Securities Exchange Act of 1934, as amended.  Except as set forth in the following notes, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

**Represents beneficial ownership of less than one percent of the Company’s outstanding securities.

***Assumes the conversion by Mr. Goldman of his 91,065 shares of Convertible Preferred Stock into 91,065 shares of Common Stock.

(1)  Dr. E. Bruce Fredrikson’s beneficial ownership consists of 10,600 shares of Common Stock and 20,000 shares of Common Stock issuable upon exercise of his options.

(2)  Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates of New York, Inc. (“Goldman Associates”). Goldman Associates is the owner of 979,255 shares of Common Stock (“Goldman Shares”). Mr. Goldman is the owner of 247,009 shares of Common Stock, 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and the beneficial owner of the Goldman Shares.  Mr. Goldman’s Common Stock ownership in the table above reflects the aggregate amount of his beneficially owned shares consisting of: (i) 247,009 shares of Common Stock, (ii) 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and (iii) the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates and Michael Goldman disclaim beneficial ownership.  Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(3)  Stuart H. Lubow’s beneficial ownership consists of 20,000 shares of Common Stock issuable upon exercise of his options.

(4)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 20,000 shares of Common Stock issuable upon exercise of his options.

(5)  William Pagano’s beneficial ownership consists of 735,638 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6)  William Salek’s beneficial ownership consists of 45,000 shares of Common Stock and 8,333 shares of Common Stock issuable upon conversion of a $25,000 Convertible Note at a conversion price of $3 per share.

(7)  Rita C. Folger’s beneficial ownership consists of 545,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but their law firm Folger & Folger remains as counsel to the Company.  Mr. Folger’s beneficial ownership consists of 5,000 shares of Common Stock issuable at any time upon exercise of his options.  Mr. Folger disclaims beneficial ownership of his wife’s shares, and Mrs. Folger disclaims beneficial ownership of her husband’s shares.

(8)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 979,255 shares of Common Stock.  See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $241,095 and $234,866 as rent during the years ended December 31, 2008 and 2007, respectively.

The Company owes Mr. Hildebrandt $55,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004, of which the final $30,000 payment that was due December 31, 2008 was deferred until on or about March 31, 2009, and (b) a $25,000 convertible note due June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and further amended by Amendment 2 dated February 12, 2009, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2010.

Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

In January 2008, the Company paid $13,221 in premiums for Michael Goldman’s COBRA health insurance for the calendar year 2008.

(c)
Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but their law firm Folger & Folger remains as counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended 2008 and 2007 were $60,087 and $115,412, respectively.

No money was paid to either Oscar or Jeffrey Folger as part time employees of the Company for the year ended December 31, 2008 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the year ended December 31, 2007.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $250,146 and $176,556 in rent during the years ended December 31, 2008 and 2007, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and further amended by Amendment 2 dated February 12, 2009. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2010.

Mr. Salek and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bear interest at 11% and are due on June 1, 2009.

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $11,000 for each of the years ended December 31, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger.

Interest expense on the note held by Mr. Salek amounted to $4,583 and $5,500 for the years ended December 31, 2008 and 2007, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $2,292 and $2,750 for the years ended December 31, 2008 and 2007, respectively.

The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Director Independence

The Board of Directors is comprised of six members, of which three are classified as “independent” as defined in the NASDAQ Stock Marketplace Rule 4200.  The three independent Directors are Dr. E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2008 and 2007 were $235,000 and $233,100, respectively.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that were normally provided by Eisner LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from Eisner LLP in 2008 or 2007.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Eisner LLP in 2008 or 2007.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

All other fees for professional services rendered to the Company by Eisner LLP during the fiscal years 2008 and 2007 were $0 and $37,000, respectively.

The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a).  The Audit Committee also meets with the auditors prior to the filing of Forms 10-K and 10-Q to discuss the results of their audit and reviews. In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

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
		10-K	11-18-03	10(g)

10.10	Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.11	Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.10

10.12	Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.11

10.13	Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(b)	Convertible Note Payable	10-Q	08-16-04	4.2
(c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	10-K	03-31-08	10.13(c)
(d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	10-K	03-31-08	10.13(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-13-09	10.06
(f)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-13-09	10.09

10.14	Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(a)	Private Placement Agreement	10-Q	08-16-04	4.4
(b)	Secured Note	10-Q	08-16-04	4.5
(c)	Warrant	10-Q	08-16-04	4.6
(d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	10-K	03-31-08	10.14(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-13-09	10.03

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
			10-K	03-31-08	10.17(a)

10.18	Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.04
(a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.05
(b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	11-02-05	10.06
(c)	Third Modification of Lease Agreement dated February 21, 2007 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	02-23-07	10.04
(d)	Option Agreement by and between Pioneer Realty Holdings, LLC and Colonial Commercial Corp., dated as of February 21, 2007.		8-K	02-23-07	10.05

10.19	Offer to Purchase Odd Lot Shares and Letter of Transmittal dated August 16, 2005		8-K	08-18-05	10.01

11.01	Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01	Code of Ethics		10-K	04-15-05	14

21.01	Subsidiaries of Registrant	Yes

23.01	Consent of Registered Independent Public Accounting Firm	Yes

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

99.01	Affidavit dated January 28, 2002 in support of Atlantic Hardware & Supply Corporation’s Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code		10-K	11-18-03	99.1

99.02	Dismissal of Atlantic Hardware & Supply Corporation’s Petition for Relief by the U.S. Bankruptcy Court for the Eastern District of New York dated May 18, 2005		10-K	03-30-06	99.02

 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts	F-30

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colonial Commercial Corp.

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended.  Our audit also included the financial statement schedule – Valuation and Qualifying Accounts – listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Eisner LLP

New York, New York
March 26, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash	$417,387	$622,723
Accounts receivable, net of allowance for doubtful accounts of $472,526 in 2008 and $478,857 in 2007	8,802,631	11,364,038
Inventory	13,706,594	17,282,661
Prepaid expenses and other current assets	1,090,634	1,107,623
Deferred tax asset - current portion	170,000	532,500
Total current assets	24,187,246	30,909,545
Property and equipment	1,684,932	1,799,689
Goodwill	1,628,133	1,628,133
Other intangibles	329,485	366,376
Other assets - noncurrent	159,801	227,478
Deferred tax asset - noncurrent	830,000	1,176,000
	$28,819,597	$36,107,221
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,019,742	$7,774,988
Accrued liabilities	1,467,244	1,970,396
Income taxes payable	558	2,576
Borrowings under credit facility - revolving credit	13,163,864	18,027,055
Convertible notes payable, includes related party notes of $62,500 in each 2008 and 2007	137,500	137,500
Notes payable - current portion; includes related party notes of $30,000 in each 2008 and 2007	171,044	158,827
Total current liabilities	21,959,952	28,071,342
Convertible notes payable, includes related party notes of $200,000 and $262,500 in 2008 and 2007, respectively	200,000	337,500
Notes payable, excluding current portion; includes related party notes of $750,000 in each 2008 and 2007	875,246	929,814
Total liabilities	23,035,198	29,338,656
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 447,891and 467,500 shares issued and outstanding in 2008 and 2007, respectively, liquidation preference of $2,239,455 and $2,337,500 in 2008 and 2007, respectively	22,395	23,375
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 and 4,637,530 shares issued and outstanding in 2008 and 2007, respectively	232,747	231,876
Additional paid-in capital	10,797,534	10,773,451
Accumulated deficit	(5,268,277)	(4,260,137)
Total stockholders' equity	5,784,399	6,768,565
	$28,819,597	$36,107,221

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007
Sales	$85,606,514	$82,425,865
Cost of sales	60,638,850	58,870,973
Gross profit	24,967,664	23,554,892

Selling, general and administrative expenses, net	24,387,848	22,295,941
Operating income	579,816	1,258,951

Other income	281,640	297,218
Interest expense, net; includes related party interest of $72,955 in 2008 and $101,770 in 2007	(1,153,746)	(1,502,319)
(Loss) income from operations before income tax	(292,290)	53,850

Income tax expense	715,850	105,487
Net loss	$(1,008,140)	$(51,637)

Loss per common share:
Basic and diluted	$(0.22)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,649,478	4,645,186

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2006	467,500	4,593,680	$23,375	$229,684	$10,707,791	$(4,208,500)	$6,752,350

Net Loss						(51,637)	(51,637)
Options exercised		52,000		2,600	10,400		13,000
Stock-based compensation					30,364		30,364
Repurchase of Common Stock		(8,150)		(408)	(9,424)		(9,832)
Tax effect of options exercised					34,320		34,320
Balance at December 31, 2007	467,500	4,637,530	23,375	231,876	10,773,451	(4,260,137)	6,768,565

Net Loss						(1,008,140)	(1,008,140)
Conversion of shares of preferred stock to common stock	(17,423)	17,423	(871)	871			-
Repurchase of preferred shares	(2,186)		(109)		(2,623)		(2,732)
Stock-based compensation					26,706		26,706
Balance at December 31, 2008	447,891	4,654,953	$22,395	$232,747	$10,797,534	$(5,268,277)	$5,784,399

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended
	2008	2007
Cash flows from operating activities:
Net loss	$(1,008,140)	$(51,637)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred tax	708,500	-
Stock-based compensation	26,706	30,364
Provision for doubtful accounts	736,084	652,468
Depreciation	634,788	554,076
Amortization of intangibles	36,891	11,954
Accretion of debt discount	57,692	39,183
Tax effect of options exercised		34,320
Changes in operating assets and liabilities
Accounts receivable	1,825,323	(1,426,013)
Inventory	3,576,067	(821,110)
Prepaid expenses and other current assets	16,989	(34,833)
Other assets - noncurrent	67,677	(25,301)
Trade payables	(755,246)	2,108,151
Accrued liabilities	(503,152)	(23,663)
Income taxes payable	(2,018)	946
Net cash provided by operating activities	5,418,161	1,048,905

Cash flows from investing activities:
Acquisition of S&A Supply Inc.		(4,703,375)
Additions to property and equipment	(520,031)	(451,095)
Net cash used in investing activities	(520,031)	(5,154,470)

Cash flows from financing activities:
Issuance of common stock and exercise of stock options	-	13,000
Repurchase of preferred stock	(2,732)	-
Repurchase of common stock		(9,832)
Repayments of notes payable: includes related party repayments of $92,500 and $30,000 in 2008 and 2007, respectively	(296,630)	(215,242)
Proceeds from notes payable	59,087	46,752
(Repayments) borrowings under credit facility - revolving credit, net	(4,863,191)	4,411,359
Net cash (used in) provided by financing activities	(5,103,466)	4,246,037
(Decrease) increase in cash	(205,336)	140,472
Cash - beginning of period	622,723	482,251
Cash - end of period	$417,387	$622,723

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

(c)  Revenue Recognition

Revenue is recognized when the earnings process is complete, which is generally upon shipment or delivery of products, and the price is determined and collectability is reasonably assured, in accordance with agreed-upon shipping terms and when title and risk of loss transfers to the customer.  The Company has no further obligations subsequent to shipment or delivery.  Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty.  The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The only warranty provided on products sold is the one provided by the manufacturer.

(d) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2008 and 2007.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e) Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These charges, when collected,are included as other income.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

(f) Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods.  Cost is determined using the first-in, first-out method.

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $545,509 and $545,985 for the years ended December 31, 2008 and 2007, respectively.

The Company’s reserve for slow-moving and obsolete inventory at December 31, 2008 amounted to $403,000, a decrease of $29,000 during the year ended December 31, 2008.

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

(j) Stock Options

The Company recognizes equity based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

(k)  Net Loss Per Common Share

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company adopted the provisions of FIN 48 on January 1, 2007.  Under FIN 48, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years before 2003.  The Company does, however, have prior year net operating losses dating back to 2000, which remain open for examination.

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

(n) Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include valuation reserves for accounts receivable, inventory, income taxes, valuation of goodwill and the impairment of long lived assets.  Actual results could differ from those estimates.

(o)  Recent Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157, as originally issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  However, on February 12, 2008, the FASB issued Staff Position No. SFAS 157-2 which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The provisions of SFAS 157 as they relate to financial assets and liabilities were effective for us beginning January 1, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of SFAS 157 on its nonfinancial assets and liabilities on our consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“FASB 141R”).  This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  FASB 141R is effective for fiscal years beginning after December 15, 2008.  FASB 141R will be applied prospectively for acquisitions beginning in 2009 and thereafter.

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

In connection with the acquisition, the Company entered into three 5-year lease agreements for two locations in Great Barrington, Massachusetts and one location in Pittsfield, Massachusetts for aggregate annual rentals of $180,000, plus real estate taxes and maintenance.  The Company also assumed a month-to-month tenancy with a non-related party for a location in North Adams, Massachusetts. On April 4, 2008, the Company closed its North Adams, Massachusetts location of S&A.

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

Based on a third party valuation, the purchase price, including acquisition costs, resulted in the recognition of $373,000 of other intangible assets. The weighted average amortization period at the date of acquisition was approximately twelve years.

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

Presented below are the unaudited pro forma financial results prepared under the assumption that the S&A Supply acquisition had been completed at the beginning of the period presented:

Pro Forma Condensed Consolidated Operating Data
(Unaudited)

For the Year Ended December 31,
2007

Net Sales	$91,753,435

Operating income	970,451

Net loss	$(559,972)

Loss per common share:

Basic and diluted:	$(0.12)

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007
Computer hardware and software	$1,315,149	$1,259,181
Furniture and fixtures	184,026	177,077
Leasehold improvements	1,595,212	1,552,898
Showroom fixtures and displays	362,720	29,958
Automobiles	967,373	950,814
	4,424,480	3,969,928
Less accumulated depreciation and amortization	(2,739,548)	(2,170,239)
	$1,684,932	$1,799,689

Depreciation expense amounted to $634,788 and $554,076 for the years ended December 31, 2008 and 2007, respectively.

4. Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2008			December 31, 2007
							Estimated
	Gross		Net	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Covenants Not to Compete	$251,667	$(245,833)	$5,834	$251,667	$(241,000)	$10,667	3-5
Customer List	$291,864	$(36,608)	$255,256	$291,864	$(8,209)	$283,655	10
Trade Name	$72,966	$(4,571)	$68,395	$72,966	$(912)	$72,054	20
Total	$616,497	$(287,012)	$329,485	$616,497	$(250,121)	$366,376

Amortization expense amounted to $36,891 and $11,954 for the years ended December 31, 2008 and 2007, respectively.

Estimated Amortization Expense:

For the Years Ended December 31,
2009	$36,337
2010	35,504
2011	33,004
2012	33,004
2013	33,004
Thereafter	158,632
$329,485

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

5. Financing Arrangements

In connection with the acquisition of S&A Supply, Inc., the Company amended its secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) to increase the Company’s facility from $15 million to $25 million and extended the term of the facility from August 1, 2010 to August 1, 2012.  The $25 million facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.  Availability under the revolving credit line was $1,470,921 as of December 31, 2008 and is determined by a percentage of available assets as defined in the Agreement, less reserves.

The initial interest rate on the term loan is prime minus 0.25%, but the interest rate on up to 75% of the loan’s outstanding balance can be converted by the Company to 2½% over LIBOR.  The revolving credit line bears interest at .25% below prime.  Reserves, determined by the bank, reduce the availability of the credit facility by $164,000.  The balance outstanding under the revolving line of credit was $13,163,864 as of December 31, 2008.  The interest rate on the revolving credit facility as of December 31, 2008 was 3.0%.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.  The facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of December 31, 2008, the Company was in compliance with all of its financial loan covenants.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

6. Notes Payable

Notes payable consist of the following at December 31:

	2008	2007
Various term notes payable: (collateralized by the book value of equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $9,254 and $13,043 for 2008 and 2007, respectively, bearing interest between 0% to 6.9%	$236,290	$336,333

Subordinated term note payable: $30,000 annual principal payment, interest at 9% payable monthly. The note was due on December 31, 2008 and deferred to on or about March 31, 2009.*	30,000	30,000

Subordinated term note payable to an investment company: $30,000 annual principal payments, interest at 9% payable monthly. The note was due on December 31, 2008 and deferred to on or about March 31, 2009.	30,000	30,000

Term notes payable to private investors: subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes are convertible into 45,833 shares in 2008 and 91,666 shares in 2007 of common stock at $3.00 per share during the term of the notes.**	137,500	275,000

Term notes payable to private investors: subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with the principal payable on January 1, 2010. The notes are convertible into 66,667 shares of common stock at $3.00 per share during the term of the notes.***	200,000	200,000

Term note of $750,000 payable to a corporation: subordinated secured note payable, bearing interest at the prime rate and payable quarterly, principal payable on January 1, 2010 and warrants to purchase 150,000 shares of common stock at $3.00 per share that expired December 31, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount is being accreted over the term of the note as additional interest expense. The Company recorded $57,692 and $39,183 in interest expense during 2008 and 2007, respectively, related to the warrant.****
	750,000	692,308
	1,383,790	1,563,641
Less current installments	(308,544)	(296,327)
	$1,075,246	$1,267,314

*The term note payable bearing interest at 9% is to Paul Hildebrandt, who is a related party.

**Included in the above term note payable bearing interest at 11%, are three notes considered to be related party transactions; $25,000 in 2008 and $50,000 in 2007 term note payable to William Salek, Chief Financial Officer and Secretary of the Company, $12,500 in 2008 and $25,000 in 2007 term note payable to the wife of Michael Goldman and $25,000 in 2008 and $50,000 in 2007 term note payable to Paul Hildebrandt.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

***Included in the above term note payable bearing interest at 11%, are two notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, and $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company. On February 12, 2009, the Company amended the Convertible Notes dated as of July 29, 2004, as amended by Amendment 1 dated March 27, 2008, payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for (i) the first maturity date and the final maturity date of each note to be extended to January 1, 2010 so that the entire principal amount of each note is due and payable on January 1, 2010, and (ii) a decrease in the interest rate from and after January 1, 2009 to the prime rate in effect from time to time plus 2%.

****The term note payable bearing interest at prime rate is to Goldman Associates of New York, Inc., (“Goldman Associates”), in which Michael Goldman is Chief Executive Officer and Chairman of the Board, is also considered a related party. Goldman Associates’ standstill agreement pursuant to the Private Placement Agreement expired on May 31, 2008.  Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.  On February 12, 2009, the Company amended the Secured Note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008 (“Amended Secured Note”).  The Amended Secured Note provides for (i) the maturity date of the note to be extended from January 1, 2009 to January 1, 2010, and (ii) an increase in the interest rate from and after January 1, 2009 to the prime rate in effect from time to time plus 2%.

Maturities of notes payable are as follows:

2009	$308,544
2010	1,024,906
2011	27,927
2012	18,714
2013	3,699
$1,383,790

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2008, the number of preferred shares outstanding was 447,891; accordingly, the Board of Directors to be elected at the 2009 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2008, there were 642,391 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options and convertible notes.

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

8. Equity Transactions

During the year ended December 31, 2008, no shares were issued pursuant to the exercise of stock options.

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

During the year ended December 31, 2008, 17,423 shares of redeemable preferred stock were converted into 17,423 shares of common stock. During the year ended December 31, 2007, no shares of redeemable preferred stock were converted into common stock. As of December 31, 2008 and 2007, the number of convertible preferred shares outstanding was 447,891 and 467,500, respectively.

On September 2, 2008, the Company announced that it was offering to shareholders who owned 99 or fewer shares of the Company’s convertible preferred stock on August 20, 2008, to purchase those shares at $1.25 per share. The tender offer was to expire on October 31, 2008; however, on October 28, 2008 the Company announced that it was extending the expiration date of the tender offer to December 31, 2008.  The Company retired the convertible preferred stock purchased through this tender offer. There were approximately 14,000 odd-lot shares eligible for purchase under the tender offer.

Through December 31, 2008, shareholders tendered 2,186 shares of convertible preferred stock under the tender offer. The Company accounted for these transactions utilizing the constructive retirement method.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On November 21, 2007, the Board of Directors authorized the Company to repurchase up to $250,000 of its common and/or preferred stock in open market or privately negotiated purchases.  There is no expiration date associated with this program.  As of December 31, 2007, the Company purchased 8,150 shares of common stock on the open market for an aggregate purchase price of $9,832 and $240,168 remains available for repurchase under the program.  The Company accounted for these transactions utilizing the constructive retirement method. The Company did not purchase any shares during the year ended December 31, 2008 under the program.

9. Stock Option Plans

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) and the ability to grant options under this plan expired on December 31, 2005.  At December 31, 2008, a total of 22,000 options were outstanding under the 1996 Plan, which expire in June 2009.

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

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2008, 925,000 options were available to be issued.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On January 22, 2007, a Director resigned and his 15,000 options that would have vested on each of the first three anniversaries of the Grant Date were forfeited and he had sixty days from the date of his resignation to exercise his 10,000 vested options.  The Director did not exercise his 10,000 vested options and said options were forfeited.

No options were granted during the years ended December 31, 2008 and 2007.

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

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2006	174,000	$1.17

Options Exercised	(52,000)	0.25
Options Forfeited	(25,000)	1.85
Balance at December 31, 2007	97,000	$1.49

Balance at December 31, 2008	97,000	$1.49	$27,500

Options vested and expected to vest at December 31, 2008	97,000	$1.49	$27,500
Exercisable at December 31, 2008	82,000	$1.42	$6,160

In 2007, the Company incurred $30,364 in stock-based compensation expense and as of December 31, 2007 had unrecognized compensation of $49,754. In 2008, the Company incurred $26,706 in stock-based compensation expense and as of December 31, 2008 had unrecognized compensation of $23,048.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table summarizes information about stock options at December 31, 2008:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price
$ .25	22,000	0.47	$.25
$ 1.85	60,000	7.94	$1.85
Options Outstanding and Non-exercisable
$1.85	15,000	7.94	$1.85

The Company expects all 15,000 outstanding and unvested options to vest.

10. Net Loss Per Common Share

Employee stock options totaling 97,000 for the year ended December 31, 2008 were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 447,891 and 467,500 shares of common stock for the years ended December 31, 2008 and 2007 was not included in the net loss per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $337,500 and $475,000, convertible into 112,500 and 158,333 shares of common stock, respectively, were not included in the net loss per share calculation for the years ended December 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

11. Income Taxes

The provision for income taxes consists of the following:

	2008			2007
		State			State
		And			And
	Federal	Local	Total	Federal	Local	Total

Current	$-	$7,350	$7,350	$22,751	$82,736	$105,487
Deferred	708,500	-	708,500	-	-	-
Total tax (benefit) expense	$708,500	$7,350	$715,850	$22,751	$82,736	$105,487

The components of deferred income tax benefit are as follows:

	2008	2007
Deferred tax expense (benefit), exclusive of the effects of the other components listed below	$0	$0

Increase in beginning-of-the-year balance of the valuation allowance for deferred tax assets	708,500	0

Generation of continuing operations net operating loss carryforward	0	0

	$708,500	$0

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2008	2007
Tax provision at Federal statutory rate	34.00%	34.00%
Alternative minimum tax	0.00%	42.25%
State income taxes, net of federal benefit	(22.26)%	100.09%
Change in valuation allowance for deferred tax assets	(253.42)%	(10.06)%
Permanent differences	(5.71)%	26.12%
Other	2.48%	3.49%
Total	(244.91)%	195.89%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below.

	2008	2007
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$170,000	$532,500
Current Deferred Tax Assets	$170,000	$532,500

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$8,071,335	$7,481,331
State net operating loss carryforwards	196,678	136,501
Allowance for doubtful accounts	228,482	253,514
Additional costs inventoried for tax purposes	545,345	702,761
Alternative Minimum Tax Credit Carryforward	49,436	49,436
Compensation	52,933	125,625
Rent	79,981	67,484
Non-current Deferred Tax Assets	9,224,190	8,816,652
Non-current Deferred Tax Liabilities:
Goodwill	(979,494)	(874,415)
Depreciation	78,148	(13,251)
Non-current Deferred Tax Liabilities	(901,346)	(887,666)
Non-current Deferred Tax Assets	8,322,844	7,928,986
Less Valuation Allowance	(7,492,844)	(6,752,986)
Net Non-Current Deferred Tax Assets	$830,000	$1,176,000

As of December 31, 2007, net gross deferred tax asset, before valuation allowance, of $8,461,486 was reduced by a valuation allowance in the amount of $6,752,986, which reflected management’s likelihood of utilizing the net operating losses in the future based upon projected taxable income.

As of December 31, 2008, net deferred tax asset, before valuation allowance, of $8,492,844 was reduced by a valuation allowance in the amount of $7,492,844. Such valuation allowance included the above reduction to the net deferred tax asset of $708,500. Management based this decision on future projected taxable income and management’s assessment of future utilization of net operating loss carryforwards.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

As of December 31, 2008, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $24,239,000.  Various amounts of net operating loss carryforwards will expire from 2020 through 2028.  Approximately $415,000 net operating loss expired during the fiscal year ended 2008.

Expiration Year	Net Operating Losses
2020	5,960,000
2021	2,737,000
2022	14,532,000
2028	1,010,000
$24,239,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

One of the Company’s subsidiaries is under examination for sales tax in New York State.  At this time, the Company has concluded that there will be an immaterial assessment and has not provided for an adjustment to income.

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

13. Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2008	2007
Interest	$1,135,526	$1,443,514
Income taxes	$18,248	$87,773

Non-cash transactions:

During 2008 and 2007, there were 17,423 and 0 shares, respectively, of convertible preferred stock that were converted to a similar number of common shares.

14. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provided for matching contributions up to a maximum of 3% of employees’ qualified wages until December 21, 2008, when the 401K employee matching program was discontinued.  In 2008 and 2007, $204,550 and $185,186, respectively, of matching contributions were made to the plan.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

15. Business and Credit Concentrations

The Company purchases products from a large number of suppliers.  The same two suppliers accounted for 32% and 30% of the Company’s purchases for the years 2008 and 2007, respectively.  As of December 31, 2008, the Company’s outstanding balance payable to these two suppliers was $1,254,723.  The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period.

16. Commitments and Contingencies

(a)  Compensation

The Company has employment agreements with the Chief Executive Officer and various employees.  The remaining terms of the employment agreements as of December 31, 2008 range from one to two years, and amounts due under these contracts are $499,400 and $350,000 in the years ended December 31, 2009 and 2010, respectively.  These commitments do not include amounts that may be earned as an annual incentive compensation award.

(b)  Leases

The Company recorded lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,671,287 and $3,277,520 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2009	$3,757,612
2010	3,286,852
2011	2,959,141
2012	2,264,059
2013	1,630,298
Thereafter	2,926,797
Total	$16,824,759
(c) Litigation

(i)            Universal Supply Group, Inc.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2008, there exist 37 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to December 31, 2008, 10 plaintiffs have had their actions dismissed, which results in 27 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2008, 15 filed actions in 2007, 7 filed actions in 2006, 3 filed actions in 2005, 9 filed actions in 2004, and 3 filed actions in 2003. There are 173 other plaintiffs that have had their actions dismissed and 13 other plaintiffs that have settled as of December 31, 2008 for a total of $3,358,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Sixteen plaintiffs naming Universal have had their actions dismissed and, of the total $3,358,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 18 plaintiffs that name Universal, as of December 31, 2008.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2008 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

A.	Indemnification

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

B.	Insurance

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2008, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2008, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(ii)           The RAL Supply Group, Inc.

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

Our RAL subsidiary and other companies have been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos. As of December 31, 2008, there existed one plaintiff in a lawsuit relating to alleged sales of asbestos products, or products containing asbestos.  The lawsuit alleges injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

(iii)           General

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

(iv)           Other Litigation

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

17. Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $241,095 and $234,866 as rent during the years ended December 31, 2008 and 2007, respectively.

The Company owes Mr. Hildebrandt $55,000 pursuant to two notes: (a) a subordinated note in the amount of $150,000, paid $30,000 annually commencing December 31, 2004, of which the final $30,000 payment that was due December 31, 2008 was deferred until on or about March 31, 2009, and (b) a $25,000 convertible note due June 1, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and further amended by Amendment 2 dated February 12, 2009, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2010.

Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

In January 2008, the Company paid $13,221 in premiums for Michael Goldman’s COBRA health insurance for the calendar year 2008.

(c)
Oscar and Jeffrey Folger were each an employee of the Company as Vice President-Chief Legal Counsel and Assistant Vice President-Legal, respectively, until March 31, 2007.  As of April 1, 2007, Oscar and Jeffrey Folger ceased to act as employees of the Company, but their law firm Folger & Folger remains as counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended 2008 and 2007 were $60,087 and $115,412, respectively.

No money was paid to either Oscar or Jeffrey Folger as part time employees of the Company for the year ended December 31, 2008 and $3,000 was paid to each of Oscar and Jeffrey Folger as part time employees of the Company for the year ended December 31, 2007.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $250,146 and $176,556 in rent during the years ended December 31, 2008 and 2007, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and further amended by Amendment 2 dated February 12, 2009. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2010.

Mr. Salek and the wife of Michael Goldman are holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bear interest at 11% and are due on June 1, 2009.

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $11,000 for each of the years ended December 31, 2008 and 2007, paid to each Mr. Pagano and Mrs. Folger.

Interest expense on the note held by Mr. Salek amounted to $4,583 and $5,500 for the years ended December 31, 2008 and 2007, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $2,292 and $2,750 for the years ended December 31, 2008 and 2007, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other				Balance at
Description	of Year	Expenses	Accounts		Deductions		End of Year

For the year ended December 31, 2008
Allowance for doubtful accounts	$478,857	$736,084	$79,558	(a)	$(821,973	) (b)	$472,526

For the year ended December 31, 2007
Allowance for doubtful accounts	$212,043	$652,468	$65,937	(a)	$(451,591	) (b)	$478,857

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL COMMERCIAL CORP.

(Registrant)

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director

By:	/s/ William Salek
William Salek
Chief Financial Officer & Principal Accounting Officer

Dated: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 27, 2009 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller
Ronald H. Miller, Director

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director