Form 10-Q
period 2009-03-31
COLONIAL COMMERCIAL CORP
filed 2009-05-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	447,891 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$545,910	$417,387
Accounts receivable, net of allowance for doubtful accounts of $443,460 in 2009 and $472,526 in 2008	7,915,880	8,802,631
Inventory	14,292,599	13,706,594
Prepaid expenses and other current assets	1,059,654	1,090,634
Deferred tax asset - current portion	170,000	170,000
Total current assets	23,984,043	24,187,246
Property and equipment	1,586,533	1,684,932
Goodwill	1,628,133	1,628,133
Other intangibles	320,400	329,485
Other assets - noncurrent	106,924	159,801
Deferred tax asset - noncurrent	830,000	830,000
	$28,456,033	$28,819,597
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$8,603,310	$7,019,742
Accrued liabilities	1,652,975	1,467,244
Income taxes payable	-	558
Borrowings under credit facility - revolving credit	12,671,987	13,163,864
Convertible notes payable, includes related party notes of $262,500 in 2009 and $62,500 in 2008	444,988	137,500
Notes payable - current portion; includes related party notes of $750,000 in 2009 and $30,000 in 2008	750,000	171,044
Total current liabilities	24,123,260	21,959,952
Convertible notes payable, includes related party notes of $0 in 2009 and $200,000 in 2008	-	200,000
Notes payable, excluding current portion; includes related party notes of $0 in 2009 and $750,000 in 2008	126,321	875,246
Total liabilities	24,249,581	23,035,198
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 447,891 shares issued and outstanding in 2009 and 2008, liquidation preference of $2,229,455 in 2009 and 2008	22,395	22,395
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2009 and 2008	232,747	232,747
Additional paid-in capital	10,804,211	10,797,534
Accumulated deficit	(6,852,901)	(5,268,277)
Total stockholders' equity	4,206,452	5,784,399
	$28,456,033	$28,819,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
Sales	$15,617,424	$18,221,128
Cost of sales	11,224,245	12,865,542
Gross profit	4,393,179	5,355,586

Selling, general and administrative expenses, net	5,878,606	6,557,004
Operating loss	(1,485,427)	(1,201,418)

Other income	54,627	84,785
Interest expense, net; includes related party interest of $14,188 in 2009 and $21,551 in 2008	(149,756)	(379,149)
Loss from operations before income tax	(1,580,556)	(1,495,782)

Income tax expense	4,068	3,888
Net loss	$(1,584,624)	$(1,499,670)

Loss per common share:
Basic and diluted	$(0.34)	$(0.32)

Weighted average shares outstanding:
Basic and diluted	4,654,953	4,637,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,584,624)	$(1,499,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,677	6,677
Provision for doubtful accounts	214,311	139,661
Depreciation	138,576	158,509
Net gain on disposal of property and equipment	(572)
Amortization of intangibles	9,084	8,650
Accretion of debt discount	-	14,423
Changes in operating assets and liabilities
Accounts receivable	672,440	1,449,499
Inventory	(586,005)	(98,160)
Prepaid expenses and other current assets	30,980	163,755
Other assets - noncurrent	52,877	19,183
Trade payables	1,583,568	1,074,080
Accrued liabilities	185,731	85,941
Income taxes payable	(558)	(2,576)
Net cash provided by operating activities	722,485	1,519,972

Cash flows from investing activities:
Additions to property and equipment	(23,017)	(141,091)
Proceeds from disposal of property and equipment	14,900	-
Net cash used in investing activities	(8,117)	(141,091)

Cash flows from financing activities:
Repayments of notes payable: includes related party repayments of $30,000 in 2009 and $0 in 2008	(93,968)	(45,270)
Repayments under credit facility - revolving credit, net	(491,877)	(1,327,810)
Net cash used in financing activities	(585,845)	(1,373,080)
Increase in cash	128,523	5,801
Cash - beginning of period	417,387	622,723
Cash - end of period	$545,910	$628,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  The Company has incurred a net loss of $1,584,624 for the three months ended March 31, 2009 and a net loss of $1,008,140 for the year ended December 31, 2008.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2009, and the Company is in compliance with these covenants as of March 31, 2009. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company achieving those covenants in the future.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, or the Company fails to achieve the agreed upon covenants, the lender may exert its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

The Company has a working capital deficiency in the amount of $139,217. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities as of March 31, 2009.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

We have only one operating segment.

Inventory is comprised of finished goods.

2.	Stock Options

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

The following table summarizes information about stock options at March 31, 2009:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$.25	22,000	0.22	$.25
$1.85	60,000	7.69	$1.85
	82,000		$1.42	$3,740
Options Outstanding and Non-exercisable
$1.85	15,000	7.69	$1.85	$0

There were no stock options granted in any of the quarters ended March 31, 2009 and 2008.  For each of the quarters ended March 31, 2009 and 2008, the amount of stock based compensation was $6,677.

3.	Equity Transactions

During the quarters ended March 31, 2009 and 2008, no shares of redeemable preferred stock were converted into common stock.

No stock options were exercised during the quarters ended March 31, 2009 and 2008.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash paid during the period for:
Interest	$162,135	$393,432
Income taxes	$2,103	$4,964

5.	Net Loss Per Common Share

Employee stock options totaling 97,000 for each of the three months ended March 31, 2009 and 2008 were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 447,891 and 467,500 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, was not included in the net loss per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $337,500 and $475,000, convertible into 112,500 and 158,333 shares of common stock, respectively, were not included in the net loss per share calculation for the three months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

6.	Financing Arrangements

The Company has a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) in the amount of $25 million which expires August 1, 2012.  The $25 million credit facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Availability under the credit facility was $698,703 as of March 31, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.  The interest rate on the credit facility is prime minus 0.25% and was 3.0% as of March 31, 2009. The Company may convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.  Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $12,671,987 as of March 31, 2009.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of March 31, 2009, the Company was in compliance with all of its financial loan covenants.

The Company has a working capital deficiency in the amount of $139,217. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities as of March 31, 2009.

7.	Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets.

Estimated Amortization Expense:
For the Years Ended December 31,
2009	$27,252
2010	35,504
2011	33,004
2012	33,004
2013	33,004
Thereafter	158,632
$320,400

8.	Litigation

a.	Universal Supply Group, Inc.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2009, there exist 27 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to March 31, 2009, 3 plaintiffs have had their actions dismissed, which results in 24 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2009, 15 filed actions in 2007, 5 filed actions in 2006, 3 filed actions in 2005, 3 filed actions in 2004, and 1 filed an action in 2003. There are 183 other plaintiffs that have had their actions dismissed and 13 other plaintiffs that have settled as of March 31, 2009 for a total of $3,358,500. There has been no judgment against the Universal Predecessor.

In the past, our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Eighteen plaintiffs naming Universal have had their actions dismissed and, of the total $3,358,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 16 plaintiffs that name Universal, as of March 31, 2009.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2009 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of March 31, 2009, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2009, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

Our RAL subsidiary and other companies have been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos. As of March 31, 2009, there existed one plaintiff in a lawsuit relating to alleged sales of asbestos products, or products containing asbestos.  The lawsuit alleges injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157, as originally issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  However, on February 12, 2008, the FASB issued Staff Position No. SFAS 157-2 (“SFAS 157-2”) which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The provisions of SFAS 157 as they relate to financial assets and liabilities were effective for us beginning January 1, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial position. SFAS 157-2 was effective from January 1, 2009 and did not have a material impact on the Company’s financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51.  SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 was adopted as of January 1, 2009 and did not have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 did not have a material impact on the Company’s financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1”). SFAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a significant impact on the Company’s financial statements upon adoption.

10.	Transactions with Related Persons, Promoters and Certain Control Persons

a.
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $58,484 and $61,675 as rent during the quarters ended March 31, 2009 and 2008, respectively.

The Company owes Mr. Hildebrandt $25,000 pursuant to a convertible note due June 1, 2009. The Company paid Mr. Hildebrandt for a subordinated note in the amount of $150,000, $30,000 due annually commencing December 31, 2004, of which the final $30,000 payment that was due December 31, 2008 was deferred until March 30, 2009.  William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

b.
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

c.
Oscar and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the quarters ended March 31, 2009 and 2008 were $8,613 and $3,737, respectively.

d.
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $60,840 and $61,461 in rent during the quarters ended March 31, 2009 and 2008, respectively.

e.
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

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 and $2,750 for the quarters ended March 31, 2009 and 2008, respectively, paid to each Mr. Pagano and Mrs. Folger.

Interest expense on the note held by Mr. Salek amounted to $688 and $1,375 for the quarters ended March 31, 2009 and 2008, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $344 and $688 for the quarters ended March 31, 2009 and 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements involve risks and uncertainties, including, but not limited to, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our objective is to become a leading provider of HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Other Business Considerations

Our business is affected by significant outdoor temperature swings. Our sales typically increase during peak heating and cooling demand periods.  Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, while demand for heating equipment is usually highest in the fourth quarter.  Our business is also affected by general economic conditions in the residential and commercial construction industries.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $7,915,880, net of an allowance for doubtful accounts of $443,460, as of March 31, 2009.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations.  If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.  Goodwill and other intangible assets amounting to $1,628,133 and $320,400 at March 31, 2009, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of March 31, 2009, the Company had a deferred tax valuation allowance of approximately $7,500,000.

Results of Operations

Results of Operations for the Quarters Ended March 31, 2009 and 2008

Sales decreased by 14.3%, or $2,603,704, to $15,617,424 for the quarter ended March 31, 2009 from $18,221,128 for the same period in 2008. The decline reflects our industry-wide economic slowdown, as well as the decline in new residential construction and in residential and commercial renovations.

Gross profit decreased by 18.0%, or $962,407, to $4,393,179 for the quarter ended March 31, 2009 from $5,355,586 for the same period in 2008.  Gross profit expressed as a percentage of sales decreased by 1.3% to 28.1% in 2009 compared to 29.4% for the comparable period in 2008. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by decreasing sales, price reductions, lower earned volume rebates, and reduced cash discounts taken on purchases. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $118,841 and $145,396 for the quarters ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 10.3%, or $678,398, to $5,878,606 for the quarter ended March 31, 2009 from $6,557,004 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $571,214, a reduction in vehicle costs in the amount of $49,223, a reduction in accounting and professional fees in the amount of $46,997 and reductions in other miscellaneous expenses in the amount of $42,566, partially offset by an increase in bad debt expense in the amount of $74,651.

Net interest expense decreased by 60.5%, or $229,393, to $149,756 for the quarter ended March 31, 2009 from $379,149 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit line and a decrease in the interest rate.  The average interest rate on the line of credit for the quarter ended March 31, 2009 was 3.0% compared to 5.96% for the same period in 2008.

The Company’s income tax expense for the quarter ended March 31, 2009 was $4,068 compared to $3,888 for the same period in 2008.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $84,954 to $1,584,624 for the quarter ended March 31, 2009, compared to a net loss of $1,499,670 for the same period in 2008.  The increase in net loss is primarily the result of a decrease in gross margins in the amount of $962,407, partially offset by a decrease in selling, general and administrative expense in the amount of $678,398 and a decrease in interest expense in the amount $229,393, as stated above.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarters ended March 31, 2009 and 2008.

	For the Quarter Ended
	March 31,
	2009		2008
Sales	100.0%		100.0%
Cost of sales	71.9		70.6
Gross profit	28.1		29.4

Selling, general and administrative expenses	37.6		36.0
Operating income	(9.5)		(6.6)

Other income	0.4		0.5
Interest expense, net	(1.0)		(2.1)
Income before taxes	(10.1)		(8.2)

Income taxes	0.0		0.0

Net income	(10.1	) %	(8.2	) %

The Company expects continued weakness in the construction industry for the remainder of 2009 through 2010, which will affect the Company’s growth through the same period.  The Company anticipates that it will obtain additional revenues from new product offerings and realize benefits of a continued cost reduction program.

Liquidity and Capital Resources

The Company has a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) in the amount of $25 million which expires August 1, 2012.  The $25 million credit facility includes a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Availability under the credit facility was $698,703 as of March 31, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.  The interest rate on the credit facility is prime minus 0.25% and was 3.0% as of March 31, 2009. The Company may convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.  Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $12,671,987 as of March 31, 2009.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of March 31, 2009, the Company was in compliance with all of its financial loan covenants.

The Company has a working capital deficiency in the amount of $139,217. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities as of March 31, 2009. The Company historically incurs a net loss in the first quarter, but generates net income in the remaining three quarters, therefore, management believes that the working capital deficiency is a short term issue.

As of March 31, 2009, the Company had $545,910 in cash compared with $417,387 at December 31, 2008.

Net cash provided by operating activities was $722,485 for the quarter ended March 31, 2009.  The net cash provided by operating activities for the 2009 period is primarily a result of cash provided by operating assets and liabilities of $1,939,033 and non-cash charges of $368,076, offset by a net loss of $1,584,624. The decrease in accounts receivable of $672,440 is primarily related to reduced sales volume during the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008.  The increase in trade payables of $1,583,568 is primarily a result of the decrease in cash availability under the credit facility, which is related to the decrease of assets available for borrowing.

Cash flows used in investing activities were $8,117 during the quarter ended March 31, 2009, due to purchases of equipment in the amount of $23,017, offset by proceeds from disposal of property and equipment in the amount of $14,900.

Cash flows used in financing activities of $585,845 for the quarter ended March 31, 2009 consisted of $491,877 in repayments under the credit facility-revolving credit and $93,968 for repayments of notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Dated: May 13, 2009	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer