Form 10-Q
period 2009-06-30
COLONIAL COMMERCIAL CORP
filed 2009-08-05
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	447,891 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$702,203	$417,387
Accounts receivable, net of allowance for doubtful accounts of $504,817 in 2009 and $472,526 in 2008	10,013,294	8,802,631
Inventory	14,964,753	13,706,594
Prepaid expenses and other current assets	1,028,812	1,090,634
Deferred tax asset - current portion	235,000	170,000
Total current assets	26,944,062	24,187,246
Property and equipment	1,506,032	1,684,932
Goodwill	1,628,133	1,628,133
Other intangibles	4,167	329,485
Other assets – noncurrent	160,590	159,801
Deferred tax asset – noncurrent	765,000	830,000
	$31,007,984	$28,819,597
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$9,054,267	$7,019,742
Accrued liabilities	1,569,608	1,467,244
Income taxes payable	4,737	558
Borrowings under credit facility - revolving credit	15,424,031	13,163,864
Convertible notes payable, includes related party notes of $200,000 in 2009 and $62,500 in 2008	200,000	137,500
Notes payable - current portion; includes related party notes of $750,000 in 2009 and $30,000 in 2008	847,950	171,044
Total current liabilities	27,100,593	21,959,952
Convertible notes payable, includes related party notes of $0 in 2009 and $200,000 in 2008	-	200,000
Notes payable, excluding current portion; includes related party notes of $0 in 2009 and $750,000 in 2008	95,118	875,246
Total liabilities	27,195,711	23,035,198

Commitments and contingencies

Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 447,891 shares issued and outstanding in 2009 and 2008, liquidation preference of $2,239,455 in 2009 and 2008	22,395	22,395
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2009 and 2008	232,747	232,747
Additional paid-in capital	10,810,887	10,797,534
Accumulated deficit	(7,253,756)	(5,268,277)
Total stockholders' equity	3,812,273	5,784,399
	$31,007,984	$28,819,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Quarter Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$20,199,862	$24,023,185	$35,817,286	$42,244,313
Cost of sales	14,916,309	17,079,572	26,140,554	29,945,114
Gross profit	5,283,553	6,943,613	9,676,732	12,299,199

Selling, general and administrative expenses, net	5,242,280	6,076,443	11,120,886	12,633,447
Impairment of other intangibles	309,900	-	309,900	-
Operating (loss) income	(268,627)	867,170	(1,754,054)	(334,248)

Other income	47,555	73,813	102,182	158,598
Interest expense, net; includes related party interest of $13,615and $18,571 for the quarter ended June 30, 2009 and 2008,respectively, and $28,697 and $40,123 for the six months ended June 30, 2009 and 2008, respectively	(165,492)	(282,119)	(315,248)	(661,268)
(Loss) income before income tax expense	(386,564)	658,864	(1,967,120)	(836,918)

Income tax expense	14,291	18,389	18,359	22,277
Net (loss) income	$(400,855)	$640,475	$(1,985,479)	$(859,195)

(Loss) income per common share:
Basic	$(0.09)	$0.13	$(0.43)	$(0.19)
Diluted	$(0.09)	$0.12	$(0.43)	$(0.19)

Weighted average shares outstanding:
Basic	4,654,953	5,079,400	4,654,953	4,631,128
Diluted	4,654,953	5,239,364	4,654,953	4,631,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,985,479)	$(859,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	13,353	13,353
Provision for doubtful accounts	239,334	406,640
Depreciation	267,195	320,605
Net gain on sale of fixed assets	(4,372)	-
Amortization of intangibles	15,418	18,223
Accretion of debt discount	-	28,846
Impairment of other intangibles	309,900	-
Changes in operating assets and liabilities
Accounts receivable	(1,449,997)	(199,166)
Inventory	(1,258,159)	425,258
Prepaid expenses and other current assets	61,822	6,073
Other assets – noncurrent	(789)	31,168
Trade payables	2,034,525	1,091,053
Accrued liabilities	102,364	(66,424)
Income taxes payable	4,179	(2,576)
Net cash (used in) provided by operating activities	(1,650,706)	1,213,858

Cash flows from investing activities:
Additions to property and equipment	(84,266)	(301,501)
Proceeds from disposal of property and equipment	20,215	-
Net cash used in investing activities	(64,051)	(301,501)

Cash flows from financing activities:
Repayments of notes payable: includes related party repayments of $92,500 in 2009, and $62,500 in 2008	(260,594)	(219,418)
Borrowings (Repayments) under credit facility - revolving credit	2,260,167	(431,850)
Net cash provided by (used in) financing activities	1,999,573	(651,268)
Increase in cash	284,816	261,089
Cash - beginning of period	417,387	622,723
Cash - end of period	$702,203	$883,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2009 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  The Company has incurred a net loss of $400,855 for the quarter ended June 30, 2009, a net loss of $1,985,479 for the six months ended June 30, 2009, and a net loss of $1,008,140 for the year ended December 31, 2008.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2009, and the Company is in compliance with these covenants as of June 30, 2009. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company achieving those covenants in the future.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, or the Company fails to achieve the agreed upon covenants, the lender may exercise its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

The Company has a working capital deficiency in the amount of $156,531. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities during the quarter ended March 31, 2009.

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

The following table summarizes information about stock options at June 30, 2009:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.85	60,000	7.44	$ 1.85	$ 0

Options Outstanding and Non-exercisable
$ 1.85	15,000	7.44	$ 1.85	$ 0

There were no stock options granted in any of the quarters or six months ended June 30, 2009 and 2008.  For each of the quarters ended June 30, 2009 and 2008, the amount of stock based compensation was $6,676. For each of the six months ended June 30, 2009 and 2008, the amount of stock based compensation was $13,353.

3.	Equity Transactions

During the quarter and six months ended June 30, 2009 no shares of redeemable preferred stock were converted into common stock.  During the quarter and six months ended June 30, 2008 17,423 shares of redeemable preferred stock were converted into common stock, which includes 998 shares converted by William Pagano, Chief Executive Officer of the Company.

No stock options were exercised during the quarters and six months ended June 30, 2009 and 2008.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash paid during the period for:
Interest	$334,467	$656,237
Income taxes	$4,427	$6,004

5.	Net (Loss) Income Per Common Share

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income (numerator for basic income per share)	$(400,855)	$640,475	$(1,985,479)	$(859,195)
Interest expense on convertible notes (net of tax)	$-	$11,713	-	-
Adjusted net (loss) income (numerator for diluted income per share)	$(400,855)	$652,188	$(1,985,479)	$(859,195)
Weighted average common shares outstanding	4,654,953	4,624,726	4,654,953	4,631,128
Effect of participating securities-convertible preferred stock	-	454,674	-	-
Weighted average common shares and participating securities outstanding (denominator for basic income per share)	4,654,953	5,079,400	4,654,953	4,631,128
Effect of dilutive securities:
Convertible notes	-	143,294	-	-
Stock options	-	16,670	-	-
Weighted average common and potential common shares outstanding (denominator for diluted income per share)	4,654,953	5,239,364	4,654,953	4,631,128
Basic net (loss) income per share	$(0.09)	$0.13	$(0.43)	$(0.19)
Diluted net (loss) income per share	$(0.09)	$0.12	$(0.43)	$(0.19)

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

For the quarter ended June 30, 2009, preferred stock convertible into 447,891 shares of common stock, notes convertible into 97,390 shares of common stock, and 3,092 stock options were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

For the six months ended June 30, 2009, preferred stock convertible into 447,891 shares of common stock, notes convertible into 104,945 shares of common stock, and 3,871 stock options were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

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

Availability under the credit facility was $495,304 as of June 30, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.  The interest rate on the credit facility is prime minus 0.25% and was 3.0% as of June 30, 2009. The Company may convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.  Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $15,424,031 as of June 30, 2009.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank substantially reduces the amount of the credit availability under the terms of the loan or demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of June 30, 2009, the Company was in compliance with all of its financial loan covenants.

The Company has a working capital deficiency in the amount of $156,531. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities during the quarter ended March 31, 2009.

7.	Other Intangible Assets

The Company assesses the realizability of long-lived assets, including intangible assets, and evaluates such assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the asset’s carrying value.  Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved.  The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.

As a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. The Company assessed S&A’s covenant not to compete and concluded that there was no impairment and the net carrying amount as of June 30, 2009 was $4,167.

The Company has an intangible asset that is subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets.

Estimated Amortization Expense:

For the Years Ended December 31,
2009	$1,667
2010	2,500
$4,167
8.	Litigation

a.	Universal Supply Group, Inc.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2009, there exist 20 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to June 30, 2009, 1 plaintiff has had their action settled and one plaintiff has filed an action against the Universal Predecessor, which results in 20 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2009, 12 filed actions in 2007, 3 filed actions in 2006, 1 filed an action in 2005, 2 filed actions in 2004, and 1 filed an action in 2003. There are 190 other plaintiffs that have had their actions dismissed and 14 other plaintiffs that have settled as of June 30, 2009 for a total of $3,359,500. There has been no judgment against the Universal Predecessor.

In the past, our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Twenty-one plaintiffs naming Universal have had their actions dismissed and, of the total $3,359,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 13 plaintiffs that name Universal as of June 30, 2009.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2009 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of June 30, 2009, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2009, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

Our RAL subsidiary and other companies have been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos. As of June 30, 2009, there existed one plaintiff in a lawsuit relating to alleged sales of asbestos products, or products containing asbestos.  The lawsuit alleges injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1”). SFAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 was adopted as of June 1, 2009, and did not have a material impact on the Company’s financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. SFAS 165 requires the Company to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements. SFAS 165 became effective for the Company as of June 30, 2009. The Company has provided the required disclosures regarding subsequent events in Note 11.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 168 establishes a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. SFAS 168 is effective for all financial statements issued for the interim and annual periods ending after September 15, 2009 and is not expected to have a significant impact on the Company’s financial statements upon adoption.

10.	Transactions with Related Persons, Promoters and Certain Control Persons

a.
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in June 2010.  The Company paid Mr. Hildebrandt’s company $58,484 and $59,131 as rent during the quarters ended June 30, 2009 and 2008, respectively. The Company paid Mr. Hildebrandt’s company $116,968 and $120,806 as rent during the six months ended June 30, 2009 and 2008, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

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

c.
Oscar and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the quarters ended June 30, 2009 and 2008 were $56,213 and $19,950, respectively. Professional fees paid to Folger & Folger for the six months ended June 30, 2009 and 2008 were $64,826 and $23,687, respectively.

d.
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $61,908 and $61,461 in rent during the quarters ended June 30, 2009 and 2008, respectively. The Company paid Pioneer Realty Holdings, LLC $122,748 and $122,922 in rent during the six months ended June 30, 2009 and 2008, respectively.

e.
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and further amended by Amendment 2 dated February 12, 2009. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2010.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 and $2,750 for the quarters ended June 30, 2009 and 2008, respectively. Interest expense on the notes held by Mr. Pagano and Mrs. Folger amounted to $2,626 and $5,500 for the six months ended June 30, 2009 and 2008, respectively

Interest expense on the note held by Mr. Salek amounted to $458 and $1,146 for the quarters ended June 30, 2009 and 2008, respectively. Interest expense on the note held by Mr. Salek amounted to $1,146 and $2,521 for the six months ended June 30, 2009 and 2008, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $229 and $573 for the quarters ended June 30, 2009 and 2008, respectively. Interest expense on the note held by the wife of Michael Goldman amounted to $573 and $1,261 for the six months ended June 30, 2009 and 2008, respectively.

11.	Subsequent Events

In accordance with the Company’s adoption of SFAS No. 165, see Note 9 New Accounting Pronouncements above, the Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company issued these condensed consolidated financial statements.

On July 9, 2009, the Company announced that subject to regulatory approvals it currently intends to make a tender offer for the purchase of any and all shares of its Convertible Preferred Stock at $1.25 per share. A copy of the news release was filed on Form 8-K with the Securities and Exchange Commission on July 9, 2009. The announcement was not an offer to purchase any shares of convertible preferred stock, and Colonial is not committed to make any offer. The purpose of this tender offer is to reduce the number of holders of record of Convertible Preferred Stock in order to permit the Company to deregister the Preferred Stock along with the Common Stock. Deregistration would result in the Company no longer being a Securities and Exchange Commission reporting company.

In connection with the tender offer, the Company has agreed to borrow $446,033, of which $396,033 is from certain related parties.

On July 13, 2009, the Company reopened the sales office in its Hicksville, New York facility. The Company originally closed this sales office on October 14, 2008, but continued to use the facility for warehousing and shipping purposes.

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Johnson Controls’ Source 1 HVAC Service Parts.  We distribute these products through seven sales locations in New Jersey, nine in New York State, two in Massachusetts and one location in Willow Grove, Pennsylvania.  We also have an additional location in New Jersey that we use for warehousing purposes only. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

Tender Offer

On July 9, 2009, the Company announced that subject to regulatory approvals it currently intends to make a tender offer for the purchase of any and all shares of its Convertible Preferred Stock at $1.25 per share. A copy of the news release was filed on Form 8-K with the Securities and Exchange Commission on July 9, 2009.The announcement was not an offer to purchase any shares of convertible preferred stock, and Colonial is not committed to make any offer. The purpose of this tender offer is to reduce the number of holders of record of Convertible Preferred Stock in order to permit the Company to deregister the Preferred Stock along with the Common Stock. Deregistration would result in the Company no longer being a Securities and Exchange Commission reporting company.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,013,294, net of an allowance for doubtful accounts of $504,817, as of June 30, 2009.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Under Statement of Financial Accounting Standards No. 142, goodwill and other intangibles are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, as of December 31, 2008 there was no indication of impairment for goodwill and other intangibles acquired in prior business combinations. If the Company’s estimates or its related assumptions change, the Company may be required to record impairment charges related to its goodwill or other intangibles.  As a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. Goodwill and other intangible assets amounting to $1,628,133 and $4,167 at June 30, 2009, respectively, consist of assets arising from acquisitions.

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement 109 “Accounting for Income Taxes.”  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of June 30, 2009, the Company had a deferred tax valuation allowance of approximately $7,900,000.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2009 and 2008

Sales decreased by 15.9%, or $3,823,323, to $20,199,862 for the quarter ended June 30, 2009 from $24,023,185 for the same period in 2008. The decline reflects a general economic slowdown, a decline in both residential and commercial construction and renovations, and a significantly cooler month of June which negatively impacted the sales of HVAC equipment.

Gross profit decreased by 23.9%, or $1,660,060, to $5,283,553 for the quarter ended June 30, 2009 from $6,943,613 for the same period in 2008.  Gross profit expressed as a percentage of sales decreased to 26.2% in 2009 compared to 28.9% for the comparable period in 2008. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by decreasing sales, price reductions, lower earned volume rebates, reduced cash discounts taken on purchases, and the results of a more competitive marketplace. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $114,576 and $117,113 for the quarters ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 13.7%, or $834,163, to $5,242,280 for the quarter ended June 30, 2009 from $6,076,443 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $462,308, a reduction in vehicle costs in the amount of $69,709, a reduction in accounting and professional fees in the amount of $43,683, a reduction in bad debt expense in the amount of $241,956, and a reduction in facility costs, utilities and telephone expenses in the amount of $78,488, partially offset by costs in the amount of $82,402 incurred in preparation of our tender offer filed with the Securities and Exchange Commission on July 9, 2009. The Company anticipates that it will incur additional costs related to the tender offer in the third quarter approximating $120,000.

The Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009.

Net interest expense decreased by 41.3%, or $116,627, to $165,492 for the quarter ended June 30, 2009 from $282,119 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit line and a decrease in the interest rate.  The average interest rate on the line of credit for the quarter ended June 30, 2009 was 3.0% compared to 4.75% for the same period in 2008.

The Company’s income tax expense for the quarter ended June 30, 2009 was $14,291 compared to $18,389 for the same period in 2008.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by $1,041,330 to a net loss of $400,855 for the quarter ended June 30, 2009, compared to a net income of $640,475 for the same period in 2008.  The decrease in net income is primarily the result of a decrease in gross margins in the amount of $1,660,059, partially offset by a decrease in selling, general and administrative expense in the amount of $834,163 and a decrease in interest expense in the amount $117,925.  As stated above, the Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009, as well as costs in the amount of $82,402 related to the preparation of our tender offer filed with the Securities and Exchange Commission on July 9, 2009, which were included in selling, general and administrative expense.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Sales decreased by 15.2%, or $6,427,027, to $35,817,286 for the six months ended June 30, 2009 from $42,244,313 for the same period in 2008. The decline reflects a general economic slowdown, a decline in both residential and commercial construction and renovations, and a significantly cooler month of June which negatively impacted the sales of HVAC equipment.

Gross profit decreased by 21.3%, or $2,622,467, to $9,676,732 for the six months ended June 30, 2009 from $12,299,199 for the same period in 2008.  Gross profit expressed as a percentage of sales decreased to 27.0% in 2009 compared to 29.1% for the comparable period in 2008. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by decreasing sales, price reductions, lower earned volume rebates, reduced cash discounts taken on purchases, and the results of a more competitive marketplace. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $242,119 and $262,510 for the six months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 12.0%, or $1,512,561, to $11,120,886 for the six months ended June 30, 2009 from $12,633,447 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $1,033,522, a reduction in vehicle costs in the amount of $118,932, a reduction in accounting and professional fees in the amount of $90,679, a reduction in bas debt expense in the amount of $167,305 and a reduction in facility costs, utilities and telephone expenses in the amount of $82,733, partially offset by costs in the amount of $82,402 incurred in preparation of our tender offer filed with the Securities and Exchange Commission on July 9, 2009. The Company anticipates that it will incur additional costs related to the tender offer in the third quarter approximating $120,000.

The Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009.

Net interest expense decreased by 52.3%, or $346,020, to $315,248 for the six months ended June 30, 2009 from $661,268 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit line and a decrease in the interest rate.  The average interest rate on the line of credit for the six months ended June 30, 2009 was 3.0% compared to 5.64% for the same period in 2008.

The Company’s income tax expense for the six months ended June 30, 2009 was $18,359 compared to $22,277 for the same period in 2008.  The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $1,126,284 to $1,985,479 for the six months ended June 30, 2009, compared to a net loss of $859,195 for the same period in 2008.  The increase in net loss is primarily the result of a decrease in gross margins in the amount of $2,622,467, partially offset by a decrease in selling, general and administrative expense in the amount of $1,512,561 and a decrease in interest expense in the amount $346,020. As stated above, the Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009, as well as costs in the amount of $82,402 related to the preparation of our tender offer filed with the Securities and Exchange Commission on July 9, 2009, which were included in selling, general and administrative expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarters and six months ended June 30, 2009 and 2008.

	For the Quarter			For the Six Months
	Ended June 30,			Ended June 30,
	2009		2008	2009		2008
Sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	73.8		71.1	73.0		70.9
Gross profit	26.2		28.9	27.0		29.1

Selling, general and administrative expenses	26.0		25.3	31.0		29.9
Impairment of other intangibles	1.5		0.0	0.9		0.0
Operating (loss) income	(1.3)		3.6	(4.9)		(0.8)

Other income	0.2		0.3	0.3		0.4
Interest expense, net	(0.8)		(1.2)	(0.9)		(1.6)
(Loss) income before taxes	(1.9)		2.7	(5.5)		(2.0)

Income taxes	(0.1)		(0.1)	0.0		(0.1)

Net (loss) income	(2.0	) %	2.6%	(5.5	) %	(2.1	) %

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

Availability under the credit facility was $495,304 as of June 30, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.  The interest rate on the credit facility is prime minus 0.25% and was 3.0% as of June 30, 2009. The Company may convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.  Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $15,424,031 as of June 30, 2009.

The Company believes that the credit facility is sufficient to finance its current operating needs.  However, the business of the Company would be materially and adversely affected if the bank substantially reduces the amount of the credit availability under the terms of the loan or demands payment of the loan and the Company is unable to refinance the loan.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s monthly and quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.  As of June 30, 2009, the Company was in compliance with all of its financial loan covenants.

The Company has a working capital deficiency in the amount of $156,531. This deficiency is primarily the result of $950,000 in notes payable to related parties becoming current liabilities during the quarter ended March 31, 2009. The Company historically incurs a net loss in the first quarter, but generates net income in the remaining three quarters. However, due to a general economic slowdown, a decline in both residential and commercial construction and renovations, and a significantly cooler month of June which negatively impacted the sales of HVAC equipment, the Company incurred a net loss in the quarter ended June 30, 2009.

As of June 30, 2009, the Company had $702,203 in cash compared with $417,387 at December 31, 2008.

Net cash used in operating activities was $1,650,707 for the six months ended June 30, 2009.  The net cash used in operating activities for the 2009 period is primarily a result of a net loss of $1,985,479 and cash used in operating assets and liabilities of $506,055, offset by non-cash charges of $840,828. The increase in accounts receivable of $1,449,997 is primarily related to increased sales volume in June 2009 compared to December 2008.  The increase in trade payables of $2,034,525 is primarily a result of the decrease in cash availability under the credit facility, which is related to the decrease of assets available for borrowing.

Cash flows used in investing activities were $64,051 during the six months ended June 30, 2009, due to purchases of equipment in the amount of $84,266, offset by proceeds from disposal of property and equipment in the amount of $20,215.

Cash flows provided by financing activities of $1,999,573 for the six months ended June 30, 2009 consisted of $2,260,167 in borrowings under the credit facility-revolving credit, offset by $260,594 for repayments of notes payable.

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

Items 1A, 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

a.	An Annual Meeting of Shareholders was held on June 22, 2009.

b.
On June 22, 2009, the common and preferred shareholders elected E. Bruce Fredrikson, Michael Goldman, Melissa Goldman-Williams, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors.  The common and preferred shareholders voted in favor of a resolution appointing Eisner LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009. The common and preferred shareholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to change our name to “CCOM Group, Inc.”

PROPOSAL	FOR	AGAINST	ABSTAINED

For the common and preferred shareholders to elect E. Bruce Fredrikson, Michael Goldman, Melissa Goldman-Williams, Stuart H. Lubow, Ronald H. Miller and William Pagano as Directors:

E. Bruce Fredrikson	4,317,487	-	3,288
Michael Goldman	4,315,960	-	4,815
Melissa Goldman-Williams	4,315,960	-	4,815
Stuart H. Lubow	4,317,487	-	3,288
Ronald H. Miller	4,317,616	-	3,159
William Pagano	4,315,960	-	4,815

To ratify the selection of Eisner LLP as independent public accountants of the Company for the fiscal year ending December 31, 2008:	4,315,986	1,232	3,557

To approve an amendment to the Company’s Restated Certificate of Incorporation to change our name to “CCOM Group, Inc.:	4,312,056	7,708	1,011

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2009	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer