Form 10-Q
period 2009-09-30
COLONIAL COMMERCIAL CORP
filed 2009-11-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2009
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Contents

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$608,346	$417,387
Restricted cash	446,033
Accounts receivable, net of allowance for doubtful accounts of $565,272 in 2009 and $472,526 in 2008	10,348,515	8,802,631
Inventory	14,521,518	13,706,594
Prepaid expenses and other current assets	1,185,705	1,090,634
Deferred tax asset - current portion	15,000	170,000
Total current assets	27,125,117	24,187,246
Property and equipment	1,449,294	1,684,932
Goodwill	1,628,133	1,628,133
Other intangibles	3,333	329,485
Other assets - noncurrent	231,033	159,801
Deferred tax asset - noncurrent	515,000	830,000
	$30,951,910	$28,819,597
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$9,004,905	$7,019,742
Accrued liabilities	1,771,678	1,467,244
Income taxes payable	-	558
Borrowings under credit facility - revolving credit	15,155,625	13,163,864
Convertible notes payable, includes related party notes of $200,000 in 2009 and $62,500 in 2008	200,000	137,500
Notes payable - current portion; includes related party notes of $829,207 in 2009 and $30,000 in 2008	920,715	171,044
Total current liabilities	27,052,923	21,959,952
Convertible notes payable, includes related party notes of $0 in 2009 and $200,000 in 2008	-	200,000
Notes payable, excluding current portion; includes related party notes of $297,025 in 2009 and $750,000 in 2008	441,920	875,246
Total liabilities	27,494,843	23,035,198
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 318,882 shares issued and outstanding in 2009 and 447,891 shares issued and outstanding in 2008, liquidation preference of $1,594,410 in 2009 and a liquidation preference of $2,239,455 in 2008	15,944	22,395
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2009 and 2008	232,747	232,747
Additional paid-in capital	10,662,752	10,797,534
Accumulated deficit	(7,454,376)	(5,268,277)
Total stockholders' equity	3,457,067	5,784,399
	$30,951,910	$28,819,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$21,764,171	$22,862,364	$57,581,457	$65,106,677
Cost of sales	16,043,828	16,247,047	42,184,382	46,192,161
Gross profit	5,720,343	6,615,317	15,397,075	18,914,516

Selling, general and administrative expenses, net	5,323,678	5,988,272	16,444,564	18,621,719
Impairment of Other Intangibles	-		309,900
Operating income (loss)	396,665	627,045	(1,357,389)	292,797

Other income	56,569	59,820	158,751	218,418
Interest expense, net; includes related party interest of $17,749 and $17,274 for the three months ended September 30, 2009 and 2008, respectively, and $46,446 and $57,397 for the nine months ended September 30, 2009 and 2008, respectively.	(163,665)	(270,232)	(478,913)	(931,500)
Income (loss) before income tax expense	289,569	416,633	(1,677,551)	(420,285)

Income tax expense	490,189	341,404	508,548	363,681
Net (loss) income	$(200,620)	$75,229	$(2,186,099)	$(783,966)

(Loss) income per common share:
Basic	$(0.04)	$0.01	$(0.47)	$(0.17)
Diluted	$(0.04)	$0.01	$(0.47)	$(0.17)

Weighted average shares outstanding:
Basic	4,654,953	5,105,030	4,654,953	4,647,640
Diluted	4,654,953	5,120,559	4,654,953	4,647,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,186,099)	$(783,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense	470,000	308,500
Stock-based compensation	20,029	20,029
Provision for doubtful accounts	364,028	576,783
Depreciation	389,668	476,431
Net gain on sale of fixed assets	(2,328)	-
Amortization of intangibles	16,252	27,807
Accretion of debt discount	-	43,269
Impairment of other intangibles	309,900	-
Changes in operating assets and liabilities
Accounts receivable	(1,909,912)	719,592
Inventory	(814,924)	1,239,455
Prepaid expenses and other current assets	(95,071)	53,012
Other assets - noncurrent	(71,232)	37,209
Trade payables	1,985,163	359,167
Accrued liabilities	143,173	135,967
Income taxes payable	(558)	(1,188)
Net cash (used in) provided by operating activities	(1,381,911)	3,212,067

Cash flows from investing activities:
Additions to property and equipment	(152,046)	(392,394)
Proceeds from disposal of property and equipment	20,215	-
Net cash used in investing activities	(131,831)	(392,394)

Cash flows from financing activities:
Repayments of notes payable: includes related party repayments of $92,500 in 2009 and $0 in 2008	(264,758)	(259,810)
Issuance of notes payable in connection with financing tender offer	446,033	-
Restricted cash in connection with tender offer	(446,033)	-
Repayment of notes payable in connection with financing tender offer; includes related party repayments of $19,802 in 2009 and $0 in 2008	(22,302)	-
Borrowings (Repayments) under credit facility - revolving credit	1,991,761	(2,448,949)
Net cash provided by (used in) financing activities	1,704,701	(2,708,759)
Increase in cash	190,959	110,914
Cash - beginning of period	417,387	622,723
Cash - end of period	$608,346	$733,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  The Company has incurred a net loss of $200,620 for the quarter ended September 30, 2009, a net loss of $2,186,099 for the nine months ended September 30, 2009, and a net loss of $1,008,140 for the year ended December 31, 2008.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2009. The Company was in default of its quarterly net income, quarterly cash flow and quarterly tangible net worth covenants for the quarter ended September 30, 2009.  Pursuant to a Third Amendment to the Credit and Security Agreement dated November 12, 2009, the lender has waived this event of default for a fee of $60,000. The Third Amendment also amended the Credit and Security Agreement to provide that effective October 1, 2009 the interest rate has been increased to prime plus 1.25% and to terminate the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.

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

Contents

2.	Stock Options

The Company recognizes equity based compensation expense in accordance with standards that require an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

The following table summarizes information about stock options at September 30, 2009:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value

$ 1.85	60,000	7.19	$1.85	$ 0

Options Outstanding and Non-exercisable

$1.85	15,000	7.19	$1.85	$ 0

There were no stock options granted during the nine months ended September 30, 2009 and 2008.  For each of the quarters ended September 30, 2009 and 2008, the amount of stock based compensation was $6,676. For each of the nine months ended September 30, 2009 and 2008, the amount of stock based compensation was $20,029.

3.	Equity Transactions

During the quarter and nine months ended September 30, 2009 no shares of convertible preferred stock were converted into common stock.

During the quarter ended September 30, 2008 no shares of convertible preferred stock were converted into common stock. During the nine months ended September 30, 2008 17,423 shares of convertible preferred stock were converted into common stock, which includes 998 shares converted by William Pagano, Chief Executive Officer of the Company.

No stock options were exercised during the quarters and nine months ended September 30, 2009 and 2008.

On August 20, 2009, the Company offered to purchase any and all shares of its convertible preferred stock at $1.25 per share. The purpose of this tender offer was to reduce the number of holders of record of convertible preferred stock in order to permit the Company to deregister the convertible preferred stock along with the common stock. Deregistration would result in the Company no longer being a Securities and Exchange Commission ("SEC") reporting company. The Company continues currently as an SEC reporting company because there are currently more than 300 holders of record of convertible preferred stock.

Through September 30, 2009, the Company accrued $161,261 for 129,009 shares of convertible preferred stock received as of September 30, 2009 to be tendered. The Company accounted for these transactions utilizing the constructive retirement method. Subsequent to September 30, 2009, the Company received an additional 25,825 shares of convertible preferred stock to be tendered.

Contents

The tender offer was to expire on September 22, 2009; however, on September 23, 2009 the Company extended the expiration date of the tender offer to October 6, 2009 and on October 7, 2009 the Company again extended the expiration date of the tender offer to October 20, 2009.  The Company retired the convertible preferred stock purchased through this tender offer.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Accrual for preferred shares purchases in the tender offer	$161,261	$-
Cash paid during the period for:
Interest	$496,426	$900,921
Income taxes	$19,097	$16,625

5.	Net (Loss) Income Per Common Share

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income (numerator for basic income per share)	$(200,620)	$75,229	$(2,186,099)	$(783,966)
Weighted average common shares outstanding	4,654,953	4,654,953	4,654,953	4,647,640
Effect of participating securities-convertible preferred stock	-	450,077	-	-
Weighted average common shares and participating securities outstanding (denominator for basic income per share)	4,654,953	5,105,030	4,654,953	4,647,640
Effect of dilutive securities:
Stock options	-	15,529	-	-
Weighted average common and potential common shares outstanding (denominator for diluted income per share)	4,654,953	5,120,559	4,654,953	4,647,640
Basic net (loss) income per share	$(0.04)	$0.01	$(0.47)	$(0.17)
Diluted net (loss) income per share	$(0.04)	$0.01	$(0.47)	$(0.17)

Contents

Basic income (loss) per share reflects the amount of (loss) earnings for the period attributable to common shareholders and holders of participating securities and is based upon the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed using the treasury stock method and if-converted method, where applicable.

For the quarter ended September 30, 2009, preferred stock convertible into 446,489 shares of common stock and notes convertible into 66,666 shares of common stock were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

For the quarter ended September 30, 2008, the weighted average shares outstanding used for purposes of the basic net income per share calculation include the effect of the convertible preferred stock. Notes convertible into 112,499 shares of common stock are not assumed to be converted for purposes of computing diluted net income per share since the effect would be antidilutive.

For the nine months ended September 30, 2009, preferred stock convertible into 447,424 shares of common stock, notes convertible into 92,185 shares of common stock, and 2,581 stock options were not included in the basic and diluted net loss per share calculation because their effect would have been anti-dilutive.

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

Availability under the credit facility was $250,370 as of September 30, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.

The interest rate on the credit facility during the quarter ended September 30, 2009 was prime minus 0.25%, or 3.0%. Pursuant to a Third Amendment to the Credit and Security Agreement, dated November 12, 2009 (“Third Amendment”), effective October 1, 2009 the interest rate has been increased to prime plus 1.25% and the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR has been terminated. A copy of the Third Amendment is attached hereto as Exhibit 10.04.

Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $15,155,625 as of September 30, 2009.

Contents

The Company anticipates that liquidity will decline during the first several months in 2010 because of seasonal business downturns, particularly if recessionary forces do not abate.  The business of the Company will be materially and adversely affected if the bank substantially reduces the amount of the credit availability under the terms of the loan or the bank demands payment of the loan and the Company is unable to refinance the loan, or if liquidity is otherwise substantially reduced.  In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of September 30, 2009, the Company was in default of its quarterly net income, quarterly cash flow and quarterly tangible net worth covenants.  Pursuant to the Third Amendment, (i) the lender has waived this event of default for a fee of $60,000; (ii) the interest rate has been increased to prime plus 1.25% effective October 1, 2009; and (iii) the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR has been terminated.

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

As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. The Company assessed S&A’s covenant not to compete and concluded that there was no impairment and the net carrying amount as of September 30, 2009 was $3,333.

The Company has an intangible asset that is subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets.

Estimated Amortization Expense:

For the Years Ended December 31,
2009	$833
2010	2,500
$3,333

Contents

8.	Litigation

a.	Universal Supply Group, Inc.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of September 30, 2009, there existed 15 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to September 30, 2009, 4 plaintiffs have had their actions dismissed, 1 plaintiff has had its action settled and 1 plaintiff filed an action against the Universal Predecessor, which results in 11 remaining plaintiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of September 30, 2009, 1 filed an action in 2009, 8 filed actions in 2007, 2 filed actions in 2006, 1 filed an action in 2005, 2 filed actions in 2004, and 1 filed an action in 2003. There are 195 other plaintiffs that have had their actions dismissed and 14 other plaintiffs that have settled as of September 30, 2009 for a total of $3,359,500. There has been no judgment against the Universal Predecessor.

In the past, our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Twenty-six plaintiffs naming Universal have had their actions dismissed and, of the total $3,359,500 of settled actions, 2 plaintiffs naming Universal have settled for $26,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there exist 8 plaintiffs that name Universal as of September 30, 2009.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2009 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of September 30, 2009, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2009, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

Our RAL subsidiary and other companies had been sued in the Supreme Court of New York (Orange County) by a plaintiff filing a lawsuit on or about July 30, 2008 alleging injury due to asbestos.

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

As of September 30, 2009, this plaintiff had its action dismissed.  The lawsuit alleged injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position.

In December 2007, the FASB amended its guidance on accounting for business combinations. This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  This guidance is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively for acquisitions beginning in 2009 and thereafter.

In December 2007, the FASB issued new accounting guidance related to noncontrolling interest in subsidiaries.  This guidance requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.  The adoption of this guidance did not have a material impact on the Company’s financial position.

In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was adopted as of January 1, 2009 and did not have a material impact on the Company’s financial position.

In April 2009, the FASB issued new accounting and disclosure guidance related to interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. This guidance was adopted as of June 1, 2009, and did not have a material impact on the Company’s financial position.

Contents

In May 2009, the FASB issued new accounting and disclosure guidance for the disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance requires the Company to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements. This guidance became effective for the Company as of June 30, 2009. The Company has provided the required disclosures regarding subsequent events in Note 13.

In June 2009, the FASB issued new accounting guidance establishing a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. This guidance is effective for all financial statements issued for the interim and annual periods ending after September 15, 2009. The adoption of this codification does not change or alter existing GAAP and, therefore, has not had any impact on the Company’s financial statements.

10.	Transactions with Related Persons, Promoters and Certain Control Persons

a.
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $81,607 and $60,112 during the quarters ended September 30, 2009 and 2008, respectively. The Company paid Mr. Hildebrandt’s company $198,575 and $180,918 during the nine months ended September 30, 2009 and 2008, respectively.

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

c.
Oscar and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the quarters ended September 30, 2009 and 2008 were $51,745 and $25,950, respectively. Professional fees paid to Folger & Folger for the nine months ended September 30, 2009 and 2008 were $116,571 and $49,637, respectively.

d.
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

Contents

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer Realty Holdings, LLC $64,220 and $63,182 during the quarters ended September 30, 2009 and 2008, respectively. The Company paid Pioneer Realty Holdings, LLC $186,968 and $186,104 during the nine months ended September 30, 2009 and 2008, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 and $2,750 for the quarters ended September 30, 2009 and 2008, respectively. Interest expense on the each of the notes held by Mr. Pagano and Mrs. Folger amounted to $3,938 and $8,250 for the nine months ended September 30, 2009 and 2008, respectively

Interest expense on the note held by Mr. Salek amounted to $0 and $688 for the quarters ended September 30, 2009 and 2008, respectively. Interest expense on the note held by Mr. Salek amounted to $1,146 and $4,125 for the nine months ended September 30, 2009 and 2008, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $0 and $344 for the quarters ended September 30, 2009 and 2008, respectively. Interest expense on the note held by the wife of Michael Goldman amounted to $573 and $1,604 for the nine months ended September 30, 2009 and 2008, respectively.

f.
Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger are each holders of unsecured notes in the amounts of $90,000, $171,033, $35,000 and $100,000, respectively, issued in connection with the Company’s August 20, 2009 tender offer to purchase any and all shares of its convertible preferred stock at $1.25 per share. The unsecured notes bear interest at 12% and are payable in twenty equal quarterly payments beginning October 10, 2009.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,200, $2,280, $467 and $1,333, respectively, for the quarter and nine months ended September 30, 2009.

Subsequent to the expiration of the Company’s tender offer, principal payments on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were made using the unused portion originally obtained for the purchase of convertible preferred stock. These principal payments amounted to $50,947, $96,818, $19,813 and $56,608, respectively. As a result of these repayments, Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger are each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187 and $43,392, respectively.

Contents

11.	Income Taxes

The Company recorded a net federal tax expense of $470,000 for the quarter and nine months ended September 30, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset.

The Company’s income tax expense for the quarter ended September 30, 2009 was $490,189 compared to $341,404 for the same period in 2008.  The Company records state income tax expense based on year-to-date taxable income of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

The Company’s income tax expense for the nine months ended September 30, 2009 was $508,548 compared to $363,681 for the same period in 2008.  The Company records state income tax expense based on year-to-date taxable income of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.

Comparison of the Company’s effective tax rate from period to period may not be consistent, as state taxes vary with the taxable income of the Company and its subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

As of December 31, 2008, the gross deferred tax asset of $8,492,844 was reduced by a valuation allowance in the amount of $7,492,844, which reflected management’s likelihood of utilizing the net operating losses in the future based upon projected taxable income.

At September 30, 2009, gross deferred tax assets of $9,185,641 have been reduced by a valuation allowance in the amount of $8,655,641. Such valuation allowance includes a reduction to the net deferred tax asset of $470,000 for the nine months ended September 30, 2009 based on future projected taxable income and management’s assessment of future utilization of net operating loss carryfowards.

12.	Restricted Cash

In connection with the Company’s August 20, 2009 tender offer, the Company issued $446,033 in unsecured notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano, Mrs. Folger and a private investor in the amounts of $90,000, $171,033, $35,000, $100,000 and $50,000, respectively. The unsecured notes bear interest at 12% and are payable in twenty equal quarterly payments beginning October 10, 2009.

The tender offer expired on October 20, 2009. An aggregate of 154,834 shares of convertible preferred stock were tendered pursuant to the tender offer. The Company accounted for these transactions utilizing the constructive retirement method and has retired the convertible preferred stock purchased through this tender offer. The Company paid an aggregate of $193,543 to those stockholders that tendered their shares of convertible preferred stock pursuant to the tender offer.

The Company re-paid $252,490 in principal of these notes using the unused portion of the $446,033 originally obtained for the purchase of convertible preferred stock. These principal payments amounted to $50,947, $96,818, $19,813, $56,608 and $28,304, respectively, and as a result, Mr. Hildebrandt, Goldman Associates, Mr. Pagano, Mrs. Folger and a private investor are each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187, $43,392 and $21,969, respectively.

Contents

13.	Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these condensed consolidated financial statements.

Contents

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

Contents

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

Tender Offer

On August 20, 2009, the Company offered to purchase any and all shares of its convertible preferred stock at $1.25 per share. The purpose of this tender offer was to reduce the number of holders of record of convertible preferred stock in order to permit the Company to deregister the preferred stock along with the common stock. Deregistration would result in the Company no longer being a Securities and Exchange Commission ("SEC") reporting company. There are currently 541 holders of record of convertible preferred stock. The Company continues currently as an SEC reporting company because there are currently more than 300 holders of record of convertible preferred stock.

Pursuant to the tender offer, 154,834 shares of convertible preferred stock were tendered through October 20, 2009. The Company accounted for these transactions utilizing the constructive retirement method and has retired the convertible preferred stock purchased through this tender offer.

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

Contents

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,348,515, net of an allowance for doubtful accounts of $565,272, as of September 30, 2009.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangibles are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit.  Upon adoption and again as a result of the Company’s annual impairment test, as of December 31, 2008 there was no indication of impairment for goodwill and other intangibles acquired in prior business combinations. If the Company’s estimates or its related assumptions change, the Company may be required to record impairment charges related to its goodwill or other intangibles.  As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. Goodwill and other intangible assets amounting to $1,628,133 and $3,333 at September 30, 2009, respectively, consist of assets arising from acquisitions.

Contents

The Company has accounted for, and currently accounts for, income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes.  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.   The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of December 31, 2008, the gross deferred tax asset of $8,492,844 was reduced by a valuation allowance in the amount of $7,492,844, which reflected management’s likelihood of utilizing the net operating losses in the future based upon projected taxable income.

At September 30, 2009, gross deferred tax assets of $9,185,641 have been reduced by a valuation allowance in the amount of $8,655,641. Such valuation allowance includes a reduction to the net deferred tax asset of $470,000 for the nine months ended September 30, 2009 based on future projected taxable income and management’s assessment of future utilization of net operating loss carryfowards.

Results of Operations

Results of Operations for the Quarters Ended September 30, 2009 and 2008

Sales decreased by 4.8%, or $1,098,193, to $21,764,171 for the quarter ended September 30, 2009 from $22,862,364 for the same period in 2008. The decline reflects a general economic slowdown, as well as a decline in both residential and commercial construction and renovations.

Gross profit decreased by 13.5%, or $894,974, to $5,720,343 for the quarter ended September 30, 2009 from $6,615,317 for the same period in 2008.  Gross profit expressed as a percentage of sales decreased to 26.3% in 2009 compared to 28.9% for the comparable period in 2008. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by decreasing sales, price reductions, reduced cash discounts taken on purchases, and the results of a more competitive marketplace. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $125,106 and $134,315 for the quarters ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 11.1%, or $664,594, to $5,323,678 for the quarter ended September 30, 2009 from $5,988,272 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $474,474, a reduction in vehicle costs in the amount of $54,092, a reduction in bad debt expense in the amount of $45,449, and a reduction in depreciation and amortization in the amount of $42,104, partially offset by costs in the amount of $125,909 related to the Company’s tender offer.

Net interest expense decreased by 39.4%, or $106,567, to $163,665 for the quarter ended September 30, 2009 from $270,232 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit line and a decrease in the interest rate.  The average interest rate on the line of credit for the quarter ended September 30, 2009 was 3.0% compared to 4.75% for the same period in 2008.

Contents

The Company’s income tax expense for the quarter ended September 30, 2009 was $490,189 compared to $341,404 for the same period in 2008.  The Company recorded a net federal tax expense of $470,000 for the quarter ended September 30, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset.  The Company records state income tax expense based on year-to-date taxable income of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the taxable income of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income decreased by $275,849 to a net loss of $200,620 for the quarter ended September 30, 2009, compared to a net income of $75,229 for the same period in 2008.  The decrease in net income is primarily the result of a decrease in gross margins in the amount of $894,974, an expense based on the Company’s revaluation of its deferred tax asset in the amount of $470,000 and costs related to the Company’s tender offer in the amount of $125,909, partially offset by a decrease in selling, general and administrative expense in the amount of $790,503, excluding tender offer expenses, and a decrease in interest expense in the amount $106,567.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Sales decreased by 11.6%, or $7,525,220, to $57,581,457 for the nine months ended September 30, 2009 from $65,106,677 for the same period in 2008. The decline reflects a general economic slowdown, a decline in both residential and commercial construction and renovations, and a significantly cooler month of June which negatively impacted the sales of HVAC equipment.

Gross profit decreased by 18.6%, or $3,517,441, to $15,397,075 for the nine months ended September 30, 2009 from $18,914,516 for the same period in 2008.  Gross profit expressed as a percentage of sales decreased to 26.7% in 2009 compared to 29.1% for the comparable period in 2008. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by decreasing sales, price reductions, reduced cash discounts taken on purchases, and the results of a more competitive marketplace. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $358,524 and $396,825 for the nine months ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 11.7%, or $2,177,155, to $16,444,564 for the nine months ended September 30, 2009 from $18,621,719 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $1,507,995, a reduction in vehicle costs in the amount of $173,024, a reduction in accounting and professional fees in the amount of $83,859, a reduction in bad debt expense in the amount of $212,755, and a reduction in facility costs, utilities and telephone expenses in the amount of $104,375, partially offset by costs in the amount of $208,311 related to the Company’s tender offer.

The Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009.

Contents

Net interest expense decreased by 48.6%, or $452,587, to $478,913 for the nine months ended September 30, 2009 from $931,500 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit line and a decrease in the interest rate.  The average interest rate on the line of credit for the nine months ended September 30, 2009 was 3.0% compared to 5.18% for the same period in 2008.

The Company’s income tax expense for the nine months ended September 30, 2009 was $508,548 compared to $363,681 for the same period in 2008.  The Company recorded a net federal tax expense of $470,000 for the nine months ended September 30, 2009 based on the Company’s revaluation of its deferred tax asset. The Company records state income tax expense based on year-to-date taxable income of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the taxable income of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $1,402,133 to $2,186,099 for the nine months ended September 30, 2009, compared to a net loss of $783,966 for the same period in 2008.  The increase in net loss is primarily the result of a decrease in gross margins in the amount of $3,517,441, an expense based on the Company’s revaluation of its deferred tax asset in the amount of $470,000 and costs related to the Company’s tender offer in the amount of $208,311, partially offset by a decrease in selling, general and administrative expense in the amount of $2,385,466, excluding tender offer expenses, and a decrease in interest expense in the amount $452,587. The Company also incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 as a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarters and nine months ended September 30, 2009 and 2008.

	For the Quarter			For the Nine Months
	Ended September 30,			Ended September 30,
	2009		2008	2009		2008
Sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	73.7		71.1	73.3		70.9
Gross profit	26.3		28.9	26.7		29.1

Selling, general and administrative expenses	24.5		26.2	28.6		28.6
Impairment of other intangibles	0.0		0.0	0.5		0.0
Operating income (loss)	1.8		2.7	(2.4)		0.5

Other income	0.2		0.3	0.3		0.3
Interest expense, net	(0.7)		(1.2)	(0.8)		(1.4)
Income (loss) before taxes	1.3		1.8	(2.9)		(0.6)

Income taxes	(2.2)		(1.5)	(0.9)		(0.6)

Net (loss) income	(0.9	) %	0.3%	(3.8	) %	(1.2	) %

Contents

The Company expects continued weakness in the construction industry for the remainder of 2009 through 2010.
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

Availability under the credit facility was $250,370 as of September 30, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves.

The interest rate on the credit facility during the quarter ended September 30, 2009 was prime minus 0.25%, or 3.0%. Pursuant to a Third Amendment to the Credit and Security Agreement, dated November 12, 2009 (“Third Amendment”), effective October 1, 2009 the interest rate has been increased to prime plus 1.25% and the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR has been terminated. A copy of the Third Amendment is attached hereto as Exhibit 10.04.

Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $15,155,625 as of September 30, 2009.

During the period from January 1, 2009 to August 27, 2009, Wells made credit facility loans to the Company against inventory at 57% of eligible inventory, pursuant to the Credit and Security Agreement. On August 28, 2009, the availability rate on inventory was reduced from 57% to 55%. The availability rate on inventory was again reduced on October 12, 2009 from 55% to 54%, on October 26, 2009 from 54% to 53% and further reduced on November 2, 2009 from 53% to 52%, subject to further adjustment based on an appraisal currently being conducted. The reductions to date have reduced the Company’s liquidity by approximately $700,000 based on the inventory available under the credit facility as of September 30, 2009.

The Company anticipates that liquidity will decline during the first several months in 2010 because of seasonal business downturns, particularly if recessionary forces do not abate. The business of the Company will be materially and adversely affected if the bank substantially reduces the amount of the credit availability under the terms of the loan or the bank demands payment of the loan and the Company is unable to refinance the loan, or if liquidity is otherwise substantially reduced. In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and relate to the Company’s quarterly net income, quarterly cash flows, quarterly tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of September 30, 2009, the Company was in default of its quarterly net income, quarterly cash flow and quarterly tangible net worth covenants.  Pursuant to the Third Amendment, (i) the lender has waived this event of default for a fee of $60,000; (ii) the interest rate has been increased to prime plus 1.25% effective October 1, 2009; and (iii) the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR has been terminated.

Contents

As of September 30, 2009, the Company had $608,346 in cash compared with $417,387 at December 31, 2008.

Net cash used in operating activities was $1,381,911 for the nine months ended September 30, 2009.  The net cash used in operating activities for the 2009 period is primarily a result of a net loss of $2,186,099 and cash used in operating assets and liabilities of $763,361, offset by non-cash charges of $1,567,549. The increase in accounts receivable of $1,909,912 is primarily related to increased sales volume in September 2009 compared to December 2008.  The increase in trade payables of $1,985,163 is primarily a result of the decrease in cash availability under the credit facility, which is related to the decrease of assets available for borrowing.

Cash flows used in investing activities were $131,831 during the nine months ended September 30, 2009, due to purchases of equipment in the amount of $152,046, offset by proceeds from disposal of property and equipment in the amount of $20,215.

Cash flows provided by financing activities of $1,704,701 for the nine months ended September 30, 2009 consisted of $1,991,761 in borrowings under the credit facility-revolving credit and the issuance of notes payable in the amount of $446,033 related to the tender offer, offset by $264,758 for repayments of notes payable, repayments of notes payable in the amount of $22,302 related to the tender offer and the retirement of preferred stock in the amount of $161,261.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Note 8 Litigation, of this Report on Form 10-Q.

Items 1A, 2, 3 and 4 are not applicable and have been omitted.

Contents

Item 5. Other Information.

As noted in the Liquidity and Capital Resources section set forth in Item 2 of Part I, titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as of September 30, 2009, the Company was in default of its quarterly net income, quarterly cash flow and quarterly tangible net worth covenants.  The Company and Wells entered into a Third Amendment to the Credit and Security Agreement, dated November 12, 2009 (the "Third Amendment").  Pursuant to the Third Amendment, Wells waived this event of default for a fee of $60,000.  The Third Amendment also amended the Credit and Security Agreement to provide that effective October 1, 2009 the interest rate has been increased to prime plus 1.25% and to terminate the Company’s option to convert the interest rate on up to 75% of the credit facility’s outstanding balance to 2½% over LIBOR.

The description of the amendment is qualified by reference to Exhibit 10.04 attached as an exhibit hereto.

Item 6.  Exhibits

Exhibit No.	Description
10.01
Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc. ("Credit Security Agreement"). Incorporated herein by reference from Exhibit 10.1 to the Company's Form 10-Q filed on August 16, 2004.

10.02	First Amendment to the Credit Security Agreement. Incorporated herein by reference from Exhibit 10.02 to the Company's Form 8-K filed on June 27, 2006.
10.03	Second Amendment to the Credit Security Agreement. Incorporated herein by reference from Exhibit 10.08 to the Company's Form 8-K filed on September 14, 2007.
10.04	Third Amendment to the Credit Security Agreement, filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer