Form 10-K
period 2009-12-31
COLONIAL COMMERCIAL CORP
filed 2010-03-31
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☒                                          No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                                          No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter) was $885,795.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2010
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

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

In 2009, 2008 and 2007, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects.  In the same years, respectively, sales consisted of approximately 39%, 38% and 42% HVAC equipment; 35%, 37% and 39% parts and accessories; and 13%, 14% and 15% climate control systems.

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

As of December 31, 2009, we had 166 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Our objective is to become a leading provider of building products, such as HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Distribution, Customers and Suppliers

We stock inventory in 20 of our locations and utilize public warehousing, when necessary.  We deliver products to customers with our fleet of 16 leased and 22 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users.  We had approximately 7,600 customers in 2009.  No customer accounted for more than 3% of consolidated net sales in 2009.  We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer.

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

In 2009, two suppliers accounted for 33% of our purchases.  The loss of one or both of these suppliers could have a material adverse effect on our business for at least a short-term period.  We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

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

The Company maintains 19 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; Willow Grove, Pennsylvania; and Great Barrington and Pittsfield, Massachusetts.  Additionally, the Company maintains a separate warehouse location in Paterson, New Jersey.  The Company has a month-to-month lease for a portion of the New Windsor, New York location consisting of 11,000 square feet.  The Company had a month-to-month lease for a portion of the Peekskill, New York location consisting of 1,000 square feet, but terminated this month-to-month lease effective April 1, 2010.  These locations, excluding month-to-month space, consist of approximately 406,000 square feet under leases expiring between 2010 and 2018 with current aggregate annual rents of approximately $2,978,224.

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

Our premises are suitable and adequate for their intended use and are adequately covered by insurance.  As of December 31, 2009, we leased all our facilities.

Item 3.  Legal Proceedings

(a)	Universal Supply Group, Inc.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“Universal”).  On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement.  The Company filed a copy of the purchase agreement with the Securities and Exchange Commission on March 30, 1999 as Exhibit 10(g) on Form 10KSB, and the Company filed a copy of an amendment to the purchase agreement on July 9, 1999 as Exhibit 10(a)(ii) on Form 8-K.  Subsequent to the acquisition, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.  Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal.  Hilco, Inc. is hereinafter referred to as the “Universal Predecessor.”  The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2009, there exist 9 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to December 31, 2009, 6 plaintiffs have had their actions dismissed and 1 plaintiff filed an action, which results in 4 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2009, 2 filed actions in 2009, 3 filed actions in 2007, 1 filed an action in 2006, 1 filed an action in 2005, and 2 filed actions in 2004. There are 201 other plaintiffs that have had their actions dismissed and 15 other plaintiffs that have settled as of December 31, 2009 for a total of $3,360,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty plaintiffs naming Universal have had their actions dismissed and, of the total $3,360,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 3 plaintiffs that name Universal as of December 31, 2009.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2009 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2009, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2009, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

(b)	The RAL Supply Group, Inc.

The RAL Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“RAL”), formerly known as RAL Purchasing Corp.  On September 30, 2003, RAL acquired substantially all of the assets of The RAL Supply Group, Inc., formerly known as The LAR Acquisition Corp., also a New York corporation, including its name, pursuant to the terms of a purchase agreement.  The Company filed a copy of the purchase agreement (“RAL APA”) with the Securities and Exchange Commission on October 15, 2003 as Exhibit 10(a)(i) on Form 8-K.  Subsequent to the acquisition, The RAL Supply Group, Inc. (the selling corporation) changed its name to RSG, Inc. RSG, Inc. is hereinafter referred to as the “RAL Predecessor.”

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

On September 10, 2009, this plaintiff had its action dismissed.  The lawsuit alleged injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

(a)	Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC) – Pink Sheets market. Commencing March 31, 2004, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market.  The following table sets forth the quarterly high and low bid prices during 2009 and 2008.  The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock

2009	High	Low	High	Low

First Quarter	$0.44	$0.21	$1.50	$0.27

Second Quarter	0.42	0.11	0.45	0.26

Third Quarter	0.39	0.20	1.25	0.45

Fourth Quarter	0.39	0.26	1.27	1.01

	Common Stock		Convertible Preferred Stock

2008	High	Low	High	Low

First Quarter	$1.45	$0.90	$1.20	$0.95

Second Quarter	1.45	0.70	0.95	0.65

Third Quarter	1.25	0.51	11.00	0.75

Fourth Quarter	0.73	0.30	5.00	1.50

(b)	Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders

Title of Class	(As of March 1, 2010)
Common stock par value $.05 per share	257

Convertible preferred stock par value $.05 per share	522

(c)	Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan and the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1996 Stock Incentive Plan:

Equity compensation plans approved by security holders	0	$0.00	0

Equity compensation plans not approved by security holders	0	$0.00	0

Colonial Commercial Corp. 2006 Stock Plan:

Equity compensation plans approved by security holders	75,000	$1.85	925,000

Equity compensation plans not approved by security holders	0	$0.00	0

Total	75,000	$1.85	925,000

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.  The plan expired on December 31, 2005 and the 22,000 options that were outstanding and not exercised as of their expiration in June 2009 were forfeited. At December 31, 2009, there were no options outstanding under the Company’s 1996 Stock Option Plan.

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

On December 6, 2006,  (the “Grant Date”), the Company granted ten-year options to purchase 25,000 shares of common stock to three Directors. The option to each Director was immediately vested for 10,000 shares and 5,000 additional shares vested on each of the first three anniversaries of the Grant Date.

As of December 31, 2009, 75,000 vested options were outstanding under the Company’s 2006 Stock Option Plan.

(e)	Purchases of Equity Securities

In October, 2009 the Company purchased and retired 154,834 shares of Convertible Preferred Stock in a tender offer at $1.25 per share. As of December 31, 2009, the number of convertible preferred shares outstanding was 293,057. There were no other purchases or retirement of the Company’s equity securities during 2009.

The table below sets forth purchases of the Company’s stock for the quarter ended December 31, 2009. There were 447,891 shares eligible for purchase under the tender offer.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009-October 31, 2009	154,834	$1.25	154,834	0

November 1, 2009-November 30, 2009	0	0.00	0	0

December 1, 2009-December 31, 2009	0	0.00	0	0

Total	154,834	$1.25	154,834	0

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008.”  Within “Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008,” the term “same-store locations” is defined as the portion of the Company’s operations that conducted business throughout each of the years ended December 31, 2009 and December 31, 2008.  Same-store locations may include the addition of new products as well as the deletion of products previously sold at these locations.  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources,” followed by “Equity Transactions,” and the “Impact of Inflation and Seasonality” on the Company.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,468,123, net of an allowance for doubtful accounts of $619,740, as of December 31, 2009.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

The Company has accounted for, and currently accounts for, income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes.  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.   The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $470,000 as of September 30, 2009 and increased again by $530,000 as of December 31, 2009. As of December 31, 2009, the Company’s net deferred tax asset was reduced to zero.

Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008

Sales decreased by 8.8%, or $7,522,011, to $78,084,503 for the year ended December 31, 2009 from $85,606,514 for the same period in 2008. The decline reflects a general economic slowdown, and an associated decline in both residential and commercial construction and renovations.

Gross profit decreased by 16.6%, or $4,133,045, to $20,834,619 for the year ended December 31, 2009 from $24,967,664 for the same period in 2008.  The decline in gross profit was directly caused by lower sales, price reductions, and reduced cash discounts taken on purchases.  Gross profit expressed as a percentage of sales decreased to 26.7% in 2009 compared to 29.2% for the comparable period in 2008.  The decrease in gross profit expressed as a percentage of sales were primarily caused by price reductions, reduced cash discounts taken on purchases, and the results of a more competitive marketplace, along with a sales increase of commercial equipment which sells at lower gross profit margins. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $505,535 and $545,509 for the years ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by 9.6%, or $2,335,235, to $22,052,613 for the year ended December 31, 2009 from $24,387,848 for the same period in 2008.  The decrease in selling, general and administrative expense is primarily related to a reduction in payroll and benefit costs in the amount of $1,707,178, a reduction in vehicle costs in the amount of $204,396, a reduction in bad debt expense in the amount of $196,773, and a reduction in depreciation and amortization in the amount of $147,601, partially offset by costs in the amount of $273,023 related to the Company’s tender offer that was completed on October 20, 2009 (see “Equity Transactions”) and $236,500 in costs in connection with the Third and Fourth Amendment to the Credit and Security Agreement with the Company and Wells Fargo Bank, National Association (“Wells”).

The Company incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900, as a result of an assessment of S&A’s present business condition at the end of the quarter ended June 30, 2009. The Company also incurred a non-cash charge in the amount of $211,204, which reflects the impairment of our RAL subsidiary’s goodwill.

As a result of previously discussed items, operating income decreased by $2,318,914, to an operating loss of $1,739,098 for the year ended December 31, 2009 from operating income of $579,816 for the same period in 2008.

Net interest expense decreased by 31.1%, or $358,495, to $795,251 for the year ended December 31, 2009 from $1,153,746 for the same period in 2008.  The net interest expense decrease is primarily the result of decreased borrowings under the credit facility and a reduction in the interest rate of the Company’s credit facility from an average rate of 4.8% for the year ended December 31, 2008 to an average rate of 3.4% for the year ended December 31, 2009. As a result of an increase in the interest rate of the Company’s credit facility, as discussed in Liquidity and Capital Resources below, the Company expects its interest expense to increase in 2010.

The Company’s income tax expense for the year ended December 31, 2009 was $1,049,073 compared to $715,850 for the same period in 2008. The Company recorded a net deferred federal income tax expense of $1,000,000 for the year ended December 31, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset. The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net loss increased by $2,335,556, to a net loss of $3,343,696 for the year ended December 31, 2009, compared to a net loss of $1,008,140 for the same period in 2008.  The increase in net loss is primarily the result of a decrease in gross margins in the amount of $4,133,045, an expense based on the Company’s revaluation of its deferred tax asset in the amount of $1,000,000, a non-cash charge to intangible assets in the amount of $309,900, a non-cash charge to goodwill in the amount of $211,204, offset by a decrease in selling, general and administrative expense in the amount of $2,335,235, and a decrease in interest expense in the amount $358,495.

Liquidity and Capital Resources

Credit Facility

As of December 31, 2009, the Company had a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) in the amount of $25 million which expires August 1, 2012.  The $25 million credit facility included a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Pursuant to a Fourth Amendment to the Credit and Security Agreement, dated March 4, 2010 (“Fourth Amendment”), the Company’s facility was decreased from $25 million to $20 million, the inventory sublimit was decreased from $13,500,000 to $9,000,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, decreased the letter of credit sublimit from $500,000 to $250,000 and increased seasonal overadvances in 2010 from $500,000 to $1,000,000.  The amendment also increased the interest rate under the facility from prime plus 1.25% to three month LIBOR (as defined) plus 4.5%.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company.

In connection with the Fourth Amendment the Company also extended from January 1, 2010 to January 1, 2011 the maturity date of notes held by Goldman Associates of New York, Inc. (“Goldman Associates”), William Pagano, and Rita Folger in the respective principal amounts of $750,000, $100,000 and $100,000. Michael Goldman is the president and majority shareholder of Goldman Associates and is the Chairman of the Board of the Company. Mr. Pagano is the Chief Executive Officer and a Director of the Company.

Availability under the credit facility was $220,971 as of December 31, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Availability as of February 28, 2010 under the revised terms in effect March 4, 2010, would have been approximately $850,000.

Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $13,090,666 as of December 31, 2009.

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

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of December 31, 2009, the Company was in compliance with all of its financial loan covenants.

As of December 31, 2009, the Company had $746,629 in cash compared with $417,387 at December 31, 2008.

Net cash provided by operating activities was $861,279 for the year ended December 31, 2009.  The net cash provided by operating activities for the 2009 period is primarily a result of non-cash charges of $2,690,183 and changes in operating assets and liabilities of $1,514,792, offset by a net loss of $3,343,696. The increase in accounts receivable of $1,204,802 is primarily related to increased sales volume in December 2009 compared to December 2008 and slightly slower payments by customers.  The decrease in inventory of $2,117,623 is primarily related to tighter controls on inventory and lower sales volume for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Cash flows used in investing activities were $136,510 during the year ended December 31, 2009, due to purchases of equipment in the amount of $180,326, offset by proceeds from disposal of property and equipment in the amount of $43,816.

Cash flows used in financing activities of $395,527 for the year ended December 31, 2009 consisted of $73,198 in net repayments under the credit facility-revolving credit, $291,014 for repayments of notes payable, repayments of notes payable in the amount of $283,805 related to the tender offer referred to under “Equity Transactions” and the repurchase of preferred stock in the amount of $193,543, offset by the issuance of notes payable in the amount of $446,033 related to the tender offer,

Equity Transactions

In October, 2009 the Company purchased and retired 154,834 shares of Convertible Preferred Stock in a tender offer at $1.25 per share. As of December 31, 2009, the number of convertible preferred shares outstanding was 293,057. The Company accounted for these transactions utilizing the constructive retirement method.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee.

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

Name	Age (As of March 1, 2010)	Position with the Company

Directors and Executive Officers:

Dr. E. Bruce Fredrikson	71	Director, Chairman of Audit Committee

Melissa Goldman-Williams	42	Director

Michael Goldman	71	Director, Chairman of the Board

Stuart H. Lubow	52	Director, Chairman of Nominating Committee

Ronald H. Miller	66	Director

William Pagano	70	Director and Chief Executive Officer of the Company and President of Universal

William Salek	48	Chief Financial Officer and Secretary of the Company and Vice President of Universal

Dr. E. Bruce Fredrikson

Dr. E. Bruce Fredrikson has been a Director of the Company since January 28, 2005. Dr. Fredrikson is currently an independent consultant in corporate finance and governance.  He is Professor of Finance, Emeritus, at Syracuse University’s Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. He is non-executive Chairman of the Board and Chairman of the Audit Committee of Track Data Corporation, a financial services company. From February 2003 until July 2009, Dr. Fredrikson served as a director and Chairman of the Audit Committee of Consumer Portfolio Services, Inc., a consumer finance company. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

The nominating committee of the Board of Directors has concluded that Dr. Fredrikson should serve as a director because he has extensive accounting and corporate finance experience, which is particularly valuable in serving as Chairman of the Company’s Audit Committee. The nominating committee also took into account that Dr. Fredrikson is independent, as defined in the NASDAQ Stock Marketplace Rule 4200.

Melissa Goldman-Williams

Melissa Goldman-Williams has been a Director of the Company since October 22, 2004.    Mrs. Goldman-Williams presently serves as the Chief Operating Officer and a member of the Board of Directors of Goldman Associates of New York, Inc., an investment company located in Florida. Previously, Mrs. Goldman-Williams was the Chief Operating Officer of Westye East, an appliance distributor and, until January 1, 2007, was the Chief Operating Officer and a member of the Board of Directors of Goldman Associates of New York, Inc., when it was an appliance distributor.  Mrs. Goldman-Williams holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University.

The nominating committee of the Board of Directors has concluded that Mrs. Goldman-Williams should serve as a director because she has experience as the Chief Operating Officer at appliance distributors, which continues to be beneficial in understanding the Company’s operations.

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006.  Since 1987 Mr. Goldman was the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc., an appliance distributor for the Northeast, until January 1, 2007.  The assets of this company were acquired by Westye East, on January 1, 2007 and it is now an investment company located in Florida.  Mr. Goldman continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc.  Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

The nominating committee of the Board of Directors has concluded that Mr. Goldman should serve as a director because of his experience as the Chief Executive Officer of his appliance distribution company for 20 years, which is valuable in understanding the Company’s operations. Additionally, Mr. Goldman’s accounting expertise is continually valuable to the Company.

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

The nominating committee of the Board of Directors has concluded that Mr. Lubow should serve as a director because he has extensive banking experience. This experience is particularly useful to the Company when seeking to extend current financing or obtain new financing. The nominating committee also took into account that Mr. Lubow is independent, as defined in the NASDAQ Stock Marketplace Rule 4200.

Ronald H. Miller

Ronald H. Miller has been a Director of the Company since 1983.  Mr. Miller holds a B.S. in Education from Ohio State University and a J.D. from Ohio State University.  Mr. Miller was engaged in the practice of law since 1969 until his retirement in 2007.  Mr. Miller is an acting Judge of Auglaize County Municipal Court in the State of Ohio.

The nominating committee of the Board of Directors has concluded that Mr. Miller should serve as a director because he has continuously served on the Board since the Company’s reorganization in 1983 and he has 40 years of legal experience to provide to the Company. The nominating committee also took into account that Mr. Miller is independent, as defined in the NASDAQ Stock Marketplace Rule 4200.

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

The nominating committee of the Board of Directors has concluded that Mr. Pagano should serve as a director because of his experience in serving as the President of our subsidiaries since their acquisition by the Company, as well as his experience in serving as Chief Executive Officer of the Company since 2006. Additionally, Mr. Pagano’s legal experience is continually valuable to the Company.

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

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2009 through December 31, 2009, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2009 and 2008 to William Pagano and William Salek, the only named executive officers of the Company whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

William Pagano—Director and Chief	2009	$155,385	-	-	$155,385

Executive Officer of the Company and	2008	$200,000	-	-	$200,000

President of Universal*

William Salek—Chief Financial Officer	2009	$120,500	-	-	$120,500

and Secretary of the Company and Vice	2008	$130,000	-	-	$130,000

President and Secretary of Universal**

*Mr. Pagano deferred his salary from November 23, 2008 through December 31, 2008 and received his deferred salary in the amount of $21,538 on April 2, 2009. On March 4, 2009, Mr. Pagano waived his right to receive incentive compensation for 2008. Mr. Pagano waived 50% of his salary from January 1, 2009 to March 28, 2009 and, effective March 29, 2009, Mr. Pagano reduced his salary by 10%.

**Effective March 29, 2009, Mr. Salek reduced his salary by 10%.

During the fiscal years ended 2009 and 2008, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

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

Mr. Pagano waived 50% of his salary from January 1, 2009 to March 28, 2009 and, effective March 29, 2009, Mr. Pagano reduced his salary by 10%.

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

For the fiscal years ending December 31, 2009 and 2008 the incentive compensation base was $0 and $517,100, respectively, and the incentive compensation was computed as follows:

2009
Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$0	at 8%	$0
$0	at 9%	$0
$0	at 10%	$0
$0	at 11%	$0
$0	at 12%	$0
$0		$0

2008
Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$250,000	at 8%	$20,000
$250,000	at 9%	$22,500
$17,100	at 10%	$1,710
$0	at 11%	$0
$0	at 12%	$0
$517,100		$44,210

Total incentive compensation for the fiscal years ended December 31, 2009 and 2008 was $0 and $44,210, respectively. On March 4, 2009, Mr. Pagano waived his right to receive incentive compensation for 2008.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells Fargo Bank, National Association unless a waiver is obtained.

William Salek

Mr. Salek’s employment agreement expired on December 31, 2007. Mr. Salek is currently employed by the Company on an at-will basis at an annual compensation rate of $130,000. Mr. Salek did not receive an incentive award for the fiscal year ending December 31, 2009. Effective March 29, 2009, Mr. Salek reduced his salary by 10%.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding for the named executive officers as of December 31, 2009.

Potential Payments Upon Termination or Change In Control

No named executive officer is entitled to any payments upon the termination or retirement of such named executive officer or upon a change of control of the Company.

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total

Dr. E. Bruce Fredrikson	$22,000	$8,902	-	$30,902

Melissa Goldman-Williams	$12,000	-	-	$12,000

Michael Goldman	$12,000	-	-	$12,000

Stuart H. Lubow	$12,000	$8,902	-	$20,902

Ronald H. Miller	$12,000	$8,902	-	$20,902

*The dollar amount of stock option awards is calculated in accordance with FASB ASC Topic 718. The aggregate number of options outstanding as of December 31, 2009 for each Dr. Fredrikson, Mr. Lubow and Mr. Miller was 25,000.

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

On December 6, 2006, the Company granted ten-year options to purchase 25,000 shares of common stock at an exercise price of $1.85 per share to each of the following Directors: Dr. E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller. The option to each Director was immediately vested for 10,000 shares and 5,000 additional shares vested on each of the first three anniversaries of the Grant Date. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth, as of March 1, 2010, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of the executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class	Amount and Nature of Beneficial Ownership*	Percent of Class

Officers and Directors:

Dr. E. Bruce Fredrikson	35,600	(1)	**	0	**

Melissa Goldman-Williams	5,400		**	0	**

Michael Goldman	1,317,329	(2)	29.68%	91,065	31.07%

Stuart H. Lubow	25,000	(3)	**	0	**

Ronald H. Miller	26,054	(4)	**	0	**

William Pagano	768,971	(5)	16.40%	0	**

William Salek	45,000	(6)	**	0	**

All Officers and Directors as a Group:	2,223,354	***	47.68%	91,065	31.07%

Holders of over 5% of a class of stock who are not Officers or Directors:

Rita C. Folger	578,719	(7)	12.34%	0	**

Goldman Associates of New York, Inc.	979,255	(8)	21.04%	0	**

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

(1)  Dr. E. Bruce Fredrikson’s beneficial ownership consists of 10,600 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

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

(3)  Stuart H. Lubow’s beneficial ownership consists of 25,000 shares of Common Stock issuable upon exercise of his options.

(4)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

(5)  William Pagano’s beneficial ownership consists of 735,638 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6)  William Salek’s beneficial ownership consists of 45,000 shares of Common Stock.

(7)  Rita C. Folger’s beneficial ownership consists of 545,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger are counsel to the Company.  Mr. Folger disclaims beneficial ownership of his wife’s shares.

(8)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 979,255 shares of Common Stock.  See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $251,556 and $241,095 during the years ended December 31, 2009 and 2008, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, and further amended by Amendment 3 dated March 5, 2010, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2011. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

In January 2008, the Company paid $13,221 in premiums for Michael Goldman’s COBRA health insurance for the calendar year 2008. The Company paid no COBRA premiums for Michael Goldman in 2009.

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended December 31, 2009 and 2008 were $130,936 and $60,087, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $252,879 and $250,146 during the years ended December 31, 2009 and 2008, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, and further amended by Amendment 3 dated March 5, 2010. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2011.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 and $11,000 for the years ended December 31, 2009 and 2008, respectively.

Interest expense on the note held by Mr. Salek amounted to $1,146 and $4,583 for the years ended December 31, 2009 and 2008, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 and $2,292 for the years ended December 31, 2009 and 2008, respectively.

(f)
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

Subsequent to the expiration of the Company’s tender offer, the Company repaid to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger the unused portion of the above notes. These repayments amounted to $50,947, $96,818, $19,813 and $56,608, respectively. As a result of these repayments, Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger are each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187 and $43,392, respectively.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,695, $5,122, $1,048 and $2,995, respectively, for the year ended December 31, 2009.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2009 and 2008 were $235,000 and $235,000, respectively.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that were normally provided by Eisner LLP in connection with statutory and regulatory filings or engagements.

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

All Other Fees

All other fees for professional services rendered to the Company by Eisner LLP during the fiscal years 2009 and 2008 were $22,500 and $0, respectively.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8., Financial Statements and Supplementary Data

(2)	Financial Statement Schedules. See F-1 through F-28, attached

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit		Exhibit Name	Filed Herewith	Form	Date Filed With SEC	Incorporated By Reference From Exhibit

3.01		Restated Certificate of Incorporation of Registrant dated January 6, 1983		10-K	03-30-06	3.01
(	a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986		10-K	03-30-06	3.01(a)
(	b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988		10-K	03-30-06	3.01(b)
(	c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(c)
(	d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(d)
(	e)	Certificate of Amendment of the Certificate of Incorporation dated September 29, 2006		10-Q	11-13-06	3.01

3.02		By-Laws of Registrant		10-K	03-30-06	3.02
(	a)	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01		Specimen of Common Stock Certificate		10-K	03-30-06	4.01

4.02		Specimen of Convertible Preferred Stock Certificate		10-K	03-30-06	4.02

10.01		Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-KSB	03-31-98	10(a)
(	a)	Amendment Number 1 dated April 1, 1999 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(i)
(	b)	Amendment Number 2 dated April 1, 2000 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	04-11-01	10(a)(ii)

(	c)	Amendment Number 3 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11-18-03	10(a)(iii)
(	d)	Amendment Number 4 dated October 29, 2002 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn		10-K	11-18-03	10(a)(iv)

(	e)	Amendment Number 5 dated May 17, 2004 to Employment Agreement dated as of January 1, 1998 between Registrant and Bernard Korn	10-K	03-30-06	10.01(e)
(	f)	Employment Agreement dated April 17, 2006 between Registrant and Bernard Korn	8-K	04-21-06	10.01

10.02		Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	07-09-99	10(a)(iii)
(	a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	11-02-05	10.02
(	b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	06-20-05	99.1
(	c)	Amendment Number 3 dated as of March 12, 2007 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano	8-K	03-12-07	10.04

10.03		Employment Agreement dated June 25, 1999 between Universal Supply Group, Inc. and William Salek	10-K	03-30-06	10.03
(	a)	Amended and Restated Employment Agreement dated as of January 20, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Salek	8-K	01-20-05	10.01

10.04		1996 Stock Option Plan	S-8	10-02-97	28B

10.05		2006 Stock Plan	10-Q	11-13-06	10.01
(	a)	Form of stock option grant letter	8-K	12-06-06	10.01

10.06		Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.	10-KSB	03-30-99	10(g)
(	a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999	8-K	07-09-99	10(a)(ii)
(	b)	Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	8-K	07-09-99	10(a)(iv)
(	c)	Demand Note dated June 24, 1999 between LaSalle Bank National Association and Colonial Commercial Sub Corp.	8-K	07-09-99	10(a)(v)
(	d)	Guaranty of All Liabilities and Security Agreement of Colonial Commercial Sub Corp. by Colonial Commercial Corp. to LaSalle Bank National Association dated June 24, 1999	8-K	07-09-99	10(a)(vi)
(	e)	Waiver and Tenth Amendment dated November 21, 2002 to the Loan and Security Agreement dated June 24, 1999 between LaSalle Bank National Association and Universal Supply Group, Inc.	10-K	11-18-03	10(e)(vi)

(	f)	Securities Pledge Agreement dated November 21, 2002 made by the Registrant in favor of LaSalle Bank National Association, re: Universal Supply Group, Inc.	10-K	11-18-03	(10)(e)(vii)

10.07		Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
(	a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.	10-Q	08-16-04	10.1
(	b)	First Amendment to the Credit Security Agreement dated May 11, 2006	8-K	06-27-06	10.02
(	c)	Second Amendment to the Credit Security Agreement dated September 10, 2007	8-K	09-14-07	10.08
(	d)	Third Amendment to the Credit Security Agreement dated November 12, 2009	10-Q	11-13-09	10.04
(	e)	Fourth Amendment to the Credit Security Agreement dated March 4, 2010	8-K	03-10-10	10.17

10.08		Certain documents related to Well-Bilt Steel Products, Inc.:
(	a)
Reaffirmation Agreement, General Release Consent and Acknowledgement of Commercial Reasonableness of Private Sale dated February 1, 2001between Atlantic Hardware & Supply Corporation, Universal Supply Group, Inc., Colonial Commercial Corp., and the Secured Lender
			8-K	02-16-01	10(a)(i)
(	b)	Reaffirmation Agreement, General Release Consent and Acknowledgement of Commercial Reasonableness of Private Sale dated February 1, 2001between Well-Bilt Steel Products, Inc. and the Secured Lender	8-K	02-16-01	10(a)(ii)
(	c)
Foreclosure Agreement dated February 1, 2001 between Independent Steel Products, LLC, the Secured Lender, Atlantic Hardware & Supply Corporation, Universal Supply group, Inc. and Well-Bilt Steel Products, Inc.
			8-K	02-16-01	10(a)(iii)
(	d)	Bill of Sale and Assignment dated February 1, 2001 made by the Secured Lender in favor of Independent Steel Products, LLC	8-K	02-16-01	10(a)(iv)

10.09
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
			10-K	11-18-03	10(g)

10.10		Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.11		Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.10

10.12		Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.11

10.13		Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(	a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(	b)	Convertible Note Payable	10-Q	08-16-04	4.2
(	c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	10-K	03-31-08	10.13(c)
(	d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	10-K	03-31-08	10.13(d)
(	e)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-13-09	10.06
(	f)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-13-09	10.09
(	g)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	3-10-10	10.08
(	h)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	3-10-10	10.12

10.14		Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(	a)	Private Placement Agreement	10-Q	08-16-04	4.4
(	b)	Secured Note	10-Q	08-16-04	4.5
(	c)	Warrant	10-Q	08-16-04	4.6
(	d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	10-K	03-31-08	10.14(d)
(	e)	Amendment No. 2 dated February 12, 2009 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-13-09	10.03

(	f)	Amendment No. 3 dated March 5, 2010 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	3-10-10	10.04

10.15
Asset Purchase Agreement dated September 5, 2003 for the purchase of certain assets, subject to certain liabilities of The RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
			8-K	10-15-03	10(a)(i)

10.16		RAL Closing Statement dated September 30, 2003	8-K	10-15-03	10(a)(ii)

10.17		Asset Purchase Agreement dated September 10, 2007 for the purchase of certain assets, subject to certain liabilities of S&A Supply, Inc. by S&A Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.	8-K	09-14-07	10.01
(	a)
Form of Amendment Number 1 dated March 26, 2008 to Asset Purchase Agreement dated September 10, 2007 for the purchase of certain assets, subject to certain liabilities of S&A Supply, Inc. by S&A Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
			10-K	03-31-08	10.17(a)

10.18		Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.04
(	a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.05
(	b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.06
(	c)	Third Modification of Lease Agreement dated February 21, 2007 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	02-23-07	10.04
(	d)	Option Agreement by and between Pioneer Realty Holdings, LLC and Colonial Commercial Corp., dated as of February 21, 2007.	8-K	02-23-07	10.05

10.19		Offer to Purchase Odd Lot Shares and Letter of Transmittal dated August 16, 2005	8-K	08-18-05	10.01

11.01		Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01	Code of Ethics		10-K	04-15-05	14

21.01	Subsidiaries of Registrant	Yes

23.01	Consent of Registered Independent Public Accounting Firm	Yes

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

99.01	Affidavit dated January 28, 2002 in support of Atlantic Hardware & Supply Corporation’s Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code		10-K	11-18-03	99.1

99.02	Dismissal of Atlantic Hardware & Supply Corporation’s Petition for Relief by the U.S. Bankruptcy Court for the Eastern District of New York dated May 18, 2005		10-K	03-30-06	99.02

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts	F-28
All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colonial Commercial Corp.

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended.  Our audit also included the financial statement schedule – Valuation and Qualifying Accounts – listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Eisner LLP

New York, New York
March 29, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$746,629	$417,387
Accounts receivable, net of allowance for doubtful accounts of $619,740 in 2009 and $472,526 in 2008	9,468,123	8,802,631
Inventory	11,588,971	13,706,594
Prepaid expenses and other current assets	895,505	1,090,634
Deferred tax asset - current portion	-	170,000
Total current assets	22,699,228	24,187,246
Property and equipment	1,349,679	1,684,932
Goodwill	1,416,929	1,628,133
Other intangibles	2,500	329,485
Other assets - noncurrent	134,205	159,801
Deferred tax asset - noncurrent	-	830,000
	$25,602,541	$28,819,597
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,402,536	$7,019,742
Accrued liabilities	1,559,880	1,467,244
Income taxes payable	4,374	558
Borrowings under credit facility - revolving credit	13,090,666	13,163,864
Convertible notes payable, includes related party notes of $0 in 2009 and $62,500 in 2008	-	137,500
Notes payable - current portion; includes related party notes of $32,009 in 2009 and $30,000 in 2008	108,313	171,044
Total current liabilities	22,165,769	21,959,952
Convertible notes payable-related party	200,000	200,000
Notes payable, excluding current portion; includes related party notes of $862,033 in 2009and $750,000 in 2008	966,563	875,246
Total liabilities	23,332,332	23,035,198
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized,293,057 and 447,891 shares issued and outstanding in 2009 and 2008, respectively, liquidation preference of $1,465,285 and $2,239,455 in 2009 and 2008, respectively	14,653	22,395
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in each 2009 and 2008	232,747	232,747
Additional paid-in capital	10,634,782	10,797,534
Accumulated deficit	(8,611,973)	(5,268,277)
Total stockholders' equity	2,270,209	5,784,399
	$25,602,541	$28,819,597

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008
Sales	$78,084,503	$85,606,514
Cost of sales	57,249,884	60,638,850
Gross profit	20,834,619	24,967,664

Selling, general and administrative expenses, net	22,052,613	24,387,848
Impairment of other intangibles	309,900	-
Write off of goodwill	211,204	-
Operating (loss) income	(1,739,098)	579,816

Other income	239,726	281,640
Interest expense, net; includes related party interest of $65,494 in 2009 and $72,955 in 2008	(795,251)	(1,153,746)
Loss before income tax expense	(2,294,623)	(292,290)

Income tax expense	1,049,073	715,850
Net loss	$(3,343,696)	$(1,008,140)

Loss per common share:
Basic and diluted	$(0.72)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	4,654,953	4,649,478

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Number of shares

	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2007	467,500	4,637,530	$23,375	$231,876	$10,773,451	$(4,260,137)	$6,768,565

Net Loss						(1,008,140)	(1,008,140)
Conversion of shares of preferred stock to common stock	(17,423)	17,423	(871)	871			-
Tender offer preferred shares	(2,186)		(109)		(2,623)		(2,732)
Stock-based compensation					26,706		26,706
Balance at December 31, 2008	447,891	4,654,953	$22,395	$232,747	$10,797,534	$(5,268,277)	$5,784,399

Net Loss						(3,343,696)	(3,343,696)
Tender offer preferred shares	(154,834)		(7,742)		(185,801)		(193,543)
Stock-based compensation					23,049		23,049
Balance at December 31, 2009	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,611,973)	$2,270,209

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended
	2009	2008
Cash flows from operating activities:
Net loss	$(3,343,696)	$(1,008,140)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred tax expense	1,000,000	708,500
Stock-based compensation	23,049	26,706
Provision for doubtful accounts	539,310	736,084
Inventory reserves	98,000	(29,000)
Depreciation	506,993	634,788
Net gain on sale of fixed assets	(15,358)	-
Amortization of intangibles	17,085	36,891
Accretion of debt discount	-	57,692
Write-off of goodwill	211,204	-
Impairment of other intangibles	309,900	-
Changes in operating assets and liabilities
Accounts receivable	(1,204,802)	1,825,323
Inventory	2,019,623	3,605,067
Prepaid expenses and other current assets	195,129	16,989
Other assets – noncurrent	25,596	67,677
Trade payables	382,794	(755,246)
Accrued liabilities	92,636	(503,152)
Income taxes payable	3,816	(2,018)
Net cash provided by operating activities	861,279	5,418,161

Cash flows from investing activities:
Additions to property and equipment	(180,326)	(520,031)
Proceeds from disposal of property and equipment	43,816	-
Net cash used in investing activities	(136,510)	(520,031)

Cash flows from financing activities:
Repurchase of preferred stock	(193,543)	(2,732)
Repayments of notes payable; includes related party repayments of $92,500 in each 2009 and 2008	(291,014)	(296,630)
Issuance of notes payable in connection with financing tender offer	446,033	-
Repayment of notes payable in connection with financing tender offer; includes related party repayments of $251,991 and $0 in 2009 and 2008, respectively	(283,805)	-
Proceeds from notes payable	-	59,087
Repayments under credit facility - revolving credit, net	(73,198)	(4,863,191)
Net cash used in financing activities	(395,527)	(5,103,466)
Increase (decrease) in cash	329,242	(205,336)
Cash - beginning of period	417,387	622,723
Cash - end of period	$746,629	$417,387

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

December 31, 2009 and 2008

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

(b) Basis of Presentation

The Company incurred net losses of $3,343,696 and $1,008,140 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company has an accumulated deficit of $8,611,973 and working capital of $533,459.  The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender and compliance is required on a quarterly basis.  During 2009, the Company was in default of its quarterly net income, quarterly cash flow and quarterly tangible net worth covenants and the lender waived these events of default.  As described in Note 4, the credit facility was amended in March 2010 whereby the Company and the lender agreed on the financial covenants for the period through December 31, 2010 and certain borrowing limits and interest rates were modified. Based on the Company’s business plan, credit facility available and the subordinated promissory note issued to a major vendor, management of the Company believes that it has sufficient resources to meet its working capital needs for the next twelve months.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If agreement on the covenants is not reached, or the Company fails to achieve the agreed upon covenants, the lender may exercise its rights under the credit agreement to terminate the credit agreement and require repayment of the Company’s outstanding borrowings.  If this were to occur, the Company would pursue alternative financing arrangements but there can be no assurance that financing would be available on acceptable terms, or at all.

(c) Principles of Consolidation

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

(e) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 and 2008.

(f) Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These charges, when collected, are included as other income.  Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

(g) Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods.  Cost is determined using the first-in, first-out method.

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $505,535 and $545,509 for the years ended December 31, 2009 and 2008, respectively.

The Company’s reserve for slow-moving and obsolete inventory at December 31, 2009 amounted to $501,000, an increase of $98,000 during the year ended December 31, 2009.

(h) Vendor Rebates

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 (i) Property and Equipment

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

(j) Goodwill and Other Intangible Assets

Goodwill and other intangibles are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the fair value of the reporting unit is less that its carrying value, an impairment loss is recorded to the extent that the implied fair value.  Intangible assets determined to have finite lives are amortized over their remaining useful lives.  The Company has determined Universal, RAL and S&A are reporting units.

As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name.

As a result of an assessment of RAL’s present and future business condition as of December 31, 2009, the Company determined the fair value of RAL’s equity was lower than the carrying amount, measured the impairment, and concluded the total amount of the recorded goodwill on RAL’s books is impaired. As a result, the Company recorded a non-cash charge in the amount of $211,204 which reflects the impairment of the RAL’s net goodwill amount.

As a result of the Company’s annual impairment test, as of December 31, 2009, there was no indication of impairment for goodwill for Universal. Goodwill and other intangible assets amounting to $1,416,929 and $2,500 at December 31, 2009, respectively, consist of assets arising from acquisitions.

(k) Stock Options

The Company recognizes equity based compensation expense in accordance with established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(l) Net Loss Per Common Share

Basic income per share excludes any dilution.  It is based upon the weighted average number of common shares outstanding during the period.  Dilutive earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(m) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $470,000 as of September 30, 2009 and increased again by $530,000 as of December 31, 2009. As of December 31, 2009, the Company has provided a full valuation allowance and the net deferred tax asset was reduced to zero.

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  The adoption of this accounting guidance had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal income tax examinations in process, however, one of the Company’s subsidiaries is under examination for income, sales and use tax in the State of New Jersey.  The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years prior to 2003.  The Company does, however, have prior year net operating losses dating back to 2000, which are subject to examination.

(n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(o) Use of Estimates

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(p) Recent Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position.

In December 2007, the FASB amended its guidance on accounting for business combinations. This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  This guidance is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively for acquisitions beginning in 2009 and thereafter. The guidance had no impact on the Company’s financial statements since there were no acquisitions in 2009.

In December 2007, the FASB issued new accounting guidance related to noncontrolling interest in subsidiaries.  This guidance requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.  The Company has no noncontrolling interest in any entities and therefore this guidance had no impact on the Company’s financial position.

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

In May 2009, the FASB issued guidance regarding subsequent events, which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued and became effective for interim and annual periods ending after June 15, 2009. In February 2010, the FASB amended the guidance and removed the contradictions between the requirements of U.S. GAAP and the SEC filing rules. As a result, public companies will no longer have to disclose the date of evaluations of subsequent events in both issued and revised financial statements. The Company adopted the provisions of the guidance which did not have a material effect on the Company’s financial statements.

(q) Reclassification

The Company has reclassified certain prior period amounts to confirm to the current year presentation.

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Computer hardware and software	$1,280,454	$1,315,149
Furniture and fixtures	245,276	184,026
Leasehold improvements	1,644,106	1,595,212
Showroom fixtures and displays	365,135	362,720
Automobiles	873,525	967,373
	4,408,496	4,424,480
Less accumulated depreciation and amortization	(3,058,817)	(2,739,548)
	$1,349,679	$1,684,932

Depreciation expense amounted to $506,993 and $634,788 for the years ended December 31, 2009 and 2008, respectively.

3. Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Covenants Not to Compete	$251,667	$(249,167)	$2,500	$251,667	$(245,833)	$5,834	3-5
Customer List	$291,864	$(291,864)	$0	$291,864	$(36,608)	$255,256	-
Trade Name	$72,966	$(72,966)	$0	$72,966	$(4,571)	$68,395	-
Total	$616,497	$(613,997)	$2,500	$616,497	$(287,012)	$329,485

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Amortization expense amounted to $17,085 and $36,891 for the years ended December 31, 2009 and 2008, respectively.

As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. The Company assessed S&A’s covenant not to compete and concluded that there was no impairment and the net carrying amount as of December 31, 2009 was $2,500.

Estimated Amortization Expense:

For the Year Ended December 31,
2010	$2,500
$2,500

4. Financing Arrangement

As of December 31, 2009, the Company had a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) in the amount of $25 million which expires August 1, 2012.  The $25 million credit facility included a $1 million structural sublimit, as defined in the Agreement, payable in 24 equal monthly installments, and up to $500,000 of seasonal over-advances.  Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Pursuant to a Fourth Amendment to the Credit and Security Agreement, dated March 4, 2010 (“Fourth Amendment”), the Company’s facility was decreased from $25 million to $20 million, the inventory sublimit was decreased from $13,500,000 to $9,000,000 with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, decreased the letter of credit sublimit from $500,000 to $250,000 and increased seasonal overadvances in 2010 from $500,000 to $1,000,000.  The amendment also increased the interest rate under the facility from prime plus 1.25% to three month LIBOR (as defined) plus 4.5%.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company.

Availability under the credit facility was $220,971 as of December 31, 2009 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Availability as of February 28, 2010 under the revised terms in effect March 4, 2010, would have been approximately $850,000.

Reserves, determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $13,090,666 as of December 31, 2009.

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

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of December 31, 2009, the Company was in compliance with all of its financial loan covenants.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

5. Notes Payable

Notes payable consist of the following at December 31:

	2009	2008
Various term notes payable: (collateralized by the book value of equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $6,675 and $9,254 for 2009 and 2008, respectively, bearing interest between 0% to 6.99%	$162,648	$236,290

Subordinated term note payable: $30,000 annual principal payment, interest at 9% payable monthly. The note was due on December 31, 2008 and deferred to March 31, 2009.(1)	0	30,000

Subordinated term note payable to an investment company: $30,000 annual principal payments, interest at 9% payable monthly. The note was due on December 31, 2008 and deferred to March 31, 2009.	0	30,000

Term notes payable to private investors: subordinated unsecured convertible notes payable, bearing interest at 11% per annum, interest payable quarterly, with 50% of the principal payable on June 1, 2008 and the balance on June 1, 2009. The notes were convertible into 45,833 shares in 2008 and 91,666 shares in 2007 of common stock at $3.00 per share during the term of the notes.(2)	0	137,500

Term notes payable to related parties: subordinated unsecured convertible notes payable, bearing interest at the prime rate plus 2% in 2009 and 11% per annum in 2008, interest payable quarterly, with the principal payable on January 1, 2011. The notes are convertible into 66,666 shares of common stock at $3.00 per share during the term of the notes.(3)	200,000	200,000

Term note of $750,000 payable to a related party: subordinated secured note payable, bearing interest at the prime rate, which was 3.25% at December 31, 2009, plus 2% in 2009 and the prime rate in 2008, and payable quarterly, principal payable on January 1, 2011 and warrants to purchase 150,000 shares of common stock at $3.00 per share that expired December 31, 2008. The warrant was initially recorded at a fair value of $187,500 and recorded as a discount from the face value of the note and an increase to additional paid in capital. The discount was being accreted over the term of the note as additional interest expense. The Company recorded $0 and $57,692 in interest expense during 2009 and 2008, respectively, related to the warrant.(4)
	750,000	750,000

Promissory notes payable to related parties and a private investor: subordinated unsecured notes payable, bearing interest at 12% per annum, payable in twenty equal quarterly payments of principle and accrued interest beginning October 10, 2009.(5)	162,228	0
	1,274,876	1,383,790
Less current installments	(108,313)	(308,544)
	$1,166,563	$1,075,246

(1)	The term note payable is to Paul Hildebrandt, who is a related party.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2)
Included in the above term notes payable, are three notes considered to be related party transactions; $0 in 2009 and $25,000 in 2008 term note payable to William Salek, Chief Financial Officer and Secretary of the Company, $0 in 2009 and $12,500 in 2008 term note payable to the wife of Michael Goldman and $0 in 2009 and $25,000 in 2008 term note payable to Paul Hildebrandt.

(3)
Included in the above term notes payable bearing interest at the prime rate plus 2% in 2009 and 11% in 2008, are two notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, and $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company. On March 5, 2010, the Company amended the Convertible Notes dated as of July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and Amendment 2 dated February 12, 2009, payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for the first maturity date and the final maturity date of each note to be extended to January 1, 2011 so that the entire principal amount of each note is due and payable on January 1, 2011.

(4)
The term note payable bearing interest at prime rate plus 2% in 2009 and prime rate in 2008 is to Goldman Associates of New York, Inc., (“Goldman Associates”), in which Michael Goldman is Chief Executive Officer and Chairman of the Board, is also considered a related party. Goldman Associates’ standstill agreement pursuant to the Private Placement Agreement expired on May 31, 2008.  Pursuant to the Private Placement Agreement, Goldman Associates agreed that it and its affiliates will not until May 31, 2008 without the prior written consent of the Board of Directors of the Company (i) acquire, agree to acquire or make any proposal to acquire any voting securities or assets of the Company or any of its affiliates, (ii) propose to enter into any merger, consolidation, recapitalization, business combination, or other similar transaction involving the Company or any of its affiliates, (iii) make, or in any way participate in any “solicitation” of “proxies” (as such terms are used in the proxy rules of the Securities and Exchange Commission) to vote or seek to advise or influence any person with respect to the voting of any voting securities of the Company or any of its affiliates or (iv) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing or (v) advise, assist or encourage any other persons in connection with the foregoing.  On March 5, 2010, the Company amended the Secured Note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008 and Amendment 2 dated February 12, 2009 (“Amended Secured Note”).  The Amended Secured Note extended the maturity date of the note from January 1, 2010 to January 1, 2011.

(5)
Included in the above promissory notes payable bearing interest at 12%, are four notes considered to be related party transactions; $36,371, $62,207, $32,734, and $12,730 in 2009 promissory notes payable to Rita Folger, Goldman Associates, Paul Hildebrandt and William Pagano, respectively.

Maturities of notes payable are as follows:

2010	$108,313
2011	1,030,959
2012	70,192
2013	47,387
2014	18,025
$1,274,876

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

6. Capital Stock

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

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2009, the number of preferred shares outstanding was 293,057; accordingly, the Board of Directors to be elected at the 2010 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2009, there were 434,723 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options and convertible notes.

Messrs. Goldman, Korn, Pagano, Rozzi, and Mrs. Folger each signed a stock purchase and sale Standstill Agreement dated June 21, 2004 in which they agreed until May 31, 2008 not to purchase any stock without written consent from the Company and they will not sell any stock to anyone when such a sale would create a new 5% shareholder unless such person first enters into a similar standstill agreement.  On November 2, 2007, the Company terminated said Standstill Agreements.

7. Equity Transactions

During the years ended December 31, 2009 and 2008, no shares were issued pursuant to the exercise of stock options.

During the year ended December 31, 2009, no shares of redeemable preferred stock were converted into shares of common stock. During the year ended December 31, 2008, 17,423 shares of redeemable preferred stock were converted into 17,423 shares of common stock. As of December 31, 2009 and 2008, the number of convertible preferred shares outstanding was 293,057 and 447,891, respectively.

2009 Tender Offer

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The tender offer was to expire on September 22, 2009; however, on September 23, 2009 the Company extended the expiration date of the tender offer to October 6, 2009 and on October 7, 2009 the Company again extended the expiration date of the tender offer to October 20, 2009.

Through October 20, 2009, 154,834 shares of convertible preferred stock were tendered by shareholders under the tender offer and subsequently retired by the Company. The Company accounted for these transactions utilizing the constructive retirement method.

2008 Tender Offer

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

8. Stock Option Plans

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.  The plan expired on December 31, 2005 and the 22,000 options that were outstanding and not exercised as of their expiration in June 2009 were forfeited. At December 31, 2009, no options were outstanding under the Company’s 1996 Stock Option Plan.

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

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2009, 925,000 options were available to be issued.

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

On December 6, 2006, 100,000 10-year options were granted to independent directors at the closing market price of that day, or $1.85, 40,000 options vested immediately and 20,000 options vested and became exercisable on each of the first three anniversaries of the grant date unless an independent director resigned, at which time their unvested options were immediately forfeited and they had 60 days to exercise their vested options.

No options were granted during the years ended December 31, 2009 and 2008.

The Company uses the Black-Scholes valuation method to estimate the fair value of stock options at the grant date.  The Black-Scholes valuation model uses the option exercise price and the number of options expected to be exercised as well as assumptions related to the expected price volatility of the Company’s stock, the rate of return on risk-free investments, the period during which the options will be outstanding, and the expected dividend yield for the Company’s stock to estimate the fair value of the stock option on the grant date.  The fair value of the stock options, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options.

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2007	97,000	$1.49

Options Granted	0
Options Exercised and/or Forfeited	0
Balance at December 31, 2008	97,000	$1.49

Options Exercised	(0)	0.00
Options Forfeited	(22,000)	0.25
Balance at December 31, 2009	75,000	$1.85	$0.00

Exercisable at December 31, 2009	75,000	$1.85	$0.00

In 2008, the Company incurred $26,706 in stock-based compensation expense. In 2009, the Company incurred $23,049 in stock-based compensation expense and as of December 31, 2009 had no unrecognized compensation.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table summarizes information about stock options at December 31, 2009:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.85	75,000	6.94	$1.85

9. Net Loss Per Common Share

Employee stock options totaling 75,000 for the year ended December 31, 2009 were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 and 447,891 shares of common stock for the years ended December 31, 2009 and 2008 was not included in the net loss per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $200,000 and $337,500, convertible into 66,666 and 112,500 shares of common stock, respectively, were not included in the net loss per share calculation for the years ended December 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

10. Income Taxes

The provision for income taxes consists of the following:

	2009			2008
	Federal	State And Local	Total	Federal	State And Local	Total

Current	$-	$49,073	$49,073	$-	$7,350	$7,350
Deferred	1,000,000	-	1,000,000	708,500	-	708,500
Total tax expense	$1,000,000	$49,073	$1,049,073	$708,500	$7,350	$715,850

The deferred income tax expense consists of an increase in the valuation allowance of $1,000,000 and $708,500 for the years ended December 31, 2009 and 2008, respectively.

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2009	2008
Tax provision at Federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.90%	(22.26)%
Change in valuation allowance for deferred tax assets	(83.87)%	(253.42)%
Permanent differences	(0.60)%	(5.71)%
Other	(1.15)%	2.48%
Total	(45.72)%	(244.91)%

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below.

	2009	2008
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$0	$170,000
Current Deferred Tax Assets	$0	$170,000

Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$8,881,480	$8,071,335
State net operating loss carryforwards	306,700	196,678
Allowance for doubtful accounts	292,142	228,482
Additional costs inventoried for tax purposes	496,241	545,345
Alternative Minimum Tax Credit Carryforward	49,436	49,436
Compensation	44,194	52,933
Rent	102,240	79,981
Goodwill	120,276	8,083
Depreciation	112,048	78,148
Non-current Deferred Tax Assets	10,404,757	9,310,421
Less Valuation Allowance	(10,404,757)	(8,480,421)
Net Non-Current Deferred Tax Assets	$0	$830,000

Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $470,000 as of September 30, 2009 and $530,000 to $9,394,764 as of December 31, 2009. As of December 31, 2009 net deferred tax asset was reduced to zero

As of December 31, 2008, net deferred tax asset, before valuation allowance, of $9,310,421 was reduced by a valuation allowance in the amount of $8,480,421. Such valuation allowance included the above reduction to the net deferred tax asset of $708,500. Management based this decision on future projected taxable income and management’s assessment of future utilization of net operating loss carryforwards.

As of December 31, 2009, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $26,122,000.  Various amounts of net operating loss carryforwards will expire from 2020 through 2029.  Approximately $415,000 net operating loss expired during the fiscal year ended 2008.

Expiration Year	Net Operating Losses
2020	$5,960,000
2021	2,737,000
2022	14,532,000
2028	1,010,000
2029	1,883,000
$26,122,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

One of the Company’s subsidiaries is under examination for income, sales and use tax in the State of New Jersey. At this time, the Company has concluded that there will be an immaterial assessment and has not provided for such liability.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11. Fair Value of Financial Instruments

The Company uses the standard that defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value because of the short term nature of these instruments and the interest rate applicable to the Company’s financial status.

12. Supplemental Cash Flow Information

           The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2009	2008
Interest	$733,082	$1,135,526
Income taxes	$19,097	$18,248

Non-cash transactions:

During 2009 and 2008, there were 0 and 17,423 shares, respectively, of convertible preferred stock that were converted to a similar number of common shares.

13. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provided for matching contributions up to a maximum of 3% of employees’ qualified wages until December 21, 2008, when the 401K employee matching program was discontinued.  In 2009 and 2008, $0 and $204,550, respectively, of matching contributions were made to the plan.

14. Business and Credit Concentrations

The Company purchases products from a large number of suppliers.  The same two suppliers accounted for 33% and 32% of the Company’s purchases for the years 2009 and 2008, respectively.  As of December 31, 2009, the Company’s outstanding balance payable to these two suppliers was $998,512.  The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period.

15. Commitments and Contingencies

(a)  Compensation

The Company has employment agreements with the Chief Executive Officer and various employees.  The remaining terms of the employment agreements as of December 31, 2009 are for one year, and amounts due under these contracts are $350,000 in the year ended December 31, 2010.  These commitments do not include amounts that may be earned as an annual incentive compensation award.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)  Leases

The Company recorded lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,676,424 and $3,671,287 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2010	$3,621,060
2011	3,283,133
2012	2,533,006
2013	2,019,320
2014	1,502,771
Thereafter	3,749,623
Total	$16,708,913

(c) Litigation

(i)	Universal Supply Group, Inc.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“Universal”).  On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. Subsequent to the acquisition, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.  Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal.  Hilco, Inc. is hereinafter referred to as the “Universal Predecessor.”  The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul Hildebrandt.

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2009, there exist 9 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to December 31, 2009, 6 plaintiffs have had their actions dismissed and 1 plaintiff filed an action, which results in 4 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2009, 2 filed actions in 2009, 3 filed actions in 2007, 1 filed an action in 2006, 1 filed an action in 2005, and 2 filed actions in 2004. There are 201 other plaintiffs that have had their actions dismissed and 15 other plaintiffs that have settled as of December 31, 2009 for a total of $3,360,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 36 plaintiffs; of these, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty plaintiffs naming Universal have had their actions dismissed and, of the total $3,360,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 3 plaintiffs that name Universal as of December 31, 2009.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2009 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2009, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2009, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

(ii)	The RAL Supply Group, Inc.

The RAL Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“RAL”), formerly known as RAL Purchasing Corp.  On September 30, 2003, RAL acquired substantially all of the assets of The RAL Supply Group, Inc., formerly known as The LAR Acquisition Corp., also a New York corporation, including its name, pursuant to the terms of a purchase agreement (“RAL APA”).  Subsequent to the acquisition, The RAL Supply Group, Inc. (the selling corporation) changed its name to RSG, Inc. RSG, Inc. is hereinafter referred to as the “RAL Predecessor.”

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

As of December 31, 2009, this plaintiff had its action dismissed.  The lawsuit alleged injury due to asbestos during the 1970’s, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

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

16. Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $251,556 and $241,095 during the years ended December 31, 2009 and 2008, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, and further amended by Amendment 3 dated March 5, 2010, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2011. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

In January 2008, the Company paid $13,221 in premiums for Michael Goldman’s COBRA health insurance for the calendar year 2008. The Company paid no COBRA premiums for Michael Goldman in 2009.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)
Oscar and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended December 31, 2009 and 2008 were $130,936 and $60,087, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $252,879 and $250,146 during the years ended December 31, 2009 and 2008, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, and further amended by Amendment 3 dated March 5, 2010. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2011.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 and $11,000 for the years ended December 31, 2009 and 2008, respectively.

Interest expense on the note held by Mr. Salek amounted to $1,146 and $4,583 for the years ended December 31, 2009 and 2008, respectively.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 and $2,292 for the years ended December 31, 2009 and 2008, respectively.

(f)
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

Subsequent to the expiration of the Company’s tender offer, the Company repaid to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger the unused portion of the above notes. These repayments amounted to $50,947, $96,818, $19,813 and $56,608, respectively. As a result of these repayments, Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger are each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187 and $43,392, respectively.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,695, $5,122, $1,048 and $2,995, respectively, for the year ended December 31, 2009.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2009
Allowance for doubtful accounts	$472,526	$539,310	$91,848	(a)	$(483,944	) (b)	$619,740

For the year ended December 31, 2008
Allowance for doubtful accounts	$478,857	$736,084	$79,558	(a)	$(821,973	) (b)	$472,526

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

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

William Salek,

Chief Financial Officer & Principal Accounting Officer

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson

E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams

Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman

Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow

Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller

Ronald H. Miller, Director

By:	/s/ William Pagano

William Pagano,

Chief Executive Officer and Director