Form 10-Q
period 2010-03-31
COLONIAL COMMERCIAL CORP
filed 2010-05-12
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2010
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$509,800	$746,629
Accounts receivable, net of allowance for doubtful accounts of $658,642 in 2010 and $619,740 in 2009	8,673,827	9,468,123
Inventory	11,987,676	11,588,971
Prepaid expenses and other current assets	1,015,811	895,505
Total current assets	22,187,114	22,699,228
Property and equipment	1,234,932	1,349,679
Goodwill	1,416,929	1,416,929
Other intangibles	1,667	2,500
Other assets - noncurrent	122,513	134,205
	$24,963,155	$25,602,541
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,178,809	$7,402,536
Accrued liabilities	1,655,661	1,559,880
Income taxes payable	-	4,374
Borrowings under credit facility - revolving credit	11,782,838	13,090,666
Convertible notes payable, related party	200,000	-
Notes payable - current portion; includes related party notes of $782,009 in 2010 and $32,009 in 2009	851,906	108,313
Total current liabilities	21,669,214	22,165,769
Convertible notes payable-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $104,031 in 2010 and $862,033 in 2009	2,194,505	966,563
Total liabilities	23,863,719	23,332,332
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2010 and 2009, liquidation preference of $1,465,285 in 2010 and 2009	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2010 and 2009	232,747	232,747
Additional paid-in capital	10,634,782	10,634,782
Accumulated deficit	(9,782,746)	(8,611,973)
Total stockholders' equity	1,099,436	2,270,209
	$24,963,155	$25,602,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009
Sales	$15,897,899	$15,617,424
Cost of sales	11,575,573	11,224,245
Gross profit	4,322,326	4,393,179

Selling, general and administrative expenses, net	5,370,407	5,882,674
Operating loss	(1,048,081)	(1,489,495)

Other income	68,265	54,627
Interest expense, net; includes related party interest of $16,790 in 2010 and $14,188 in 2009	(190,957)	(149,756)
Net loss	$(1,170,773)	$(1,584,624)

Loss per common share:
Basic and diluted	$(0.25)	$(0.34)

Weighted average shares outstanding:
Basic and diluted	4,654,953	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,170,773)	$(1,584,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	6,677
Provision for doubtful accounts	77,081	214,311
Depreciation	114,747	138,576
Net gain on sale of fixed assets	-	(572)
Amortization of intangibles	833	9,084
Changes in operating assets and liabilities
Accounts receivable	717,215	672,440
Inventory	(398,705)	(586,005)
Prepaid expenses and other current assets	(120,306)	30,980
Other assets - noncurrent	11,692	52,877
Trade payables	1,776,273	1,583,568
Accrued liabilities	95,781	185,731
Income taxes payable	(4,374)	(558)
Net cash provided by operating activities	1,099,464	722,485

Cash flows from investing activities:
Additions to property and equipment	-	(23,017)
Proceeds from disposal of property and equipment	-	14,900
Net cash used in investing activities	-	(8,117)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $8,002 in 2010 and $30,000 in 2009	(28,465)	(93,968)
Repayments under credit facility - revolving credit	(1,307,828)	(491,877)
Net cash used in financing activities	(1,336,293)	(585,845)
(Decrease) increase in cash	(236,829)	128,523
Cash - beginning of period	746,629	417,387
Cash - end of period	$509,800	$545,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  The Company has incurred a net loss of $1,170,773 for the quarter ended March 31, 2010 and a net loss of $3,343,696 for the year ended December 31, 2009. The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2010, and the Company is in compliance with these covenants as of March 31, 2010. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company complying with those covenants in the future.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, or the Company fails to achieve the agreed upon covenants, the lender may exert its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

We have only one operating segment.

Inventory is comprised of finished goods and is stated at the lower of cost (first-in, first-out method) or market.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Stock Options

The Company recognizes equity based compensation expense in accordance with established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

The following table summarizes information about stock options at March 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.85	75,000	6.69	$1.85	$ 0

There were no stock options granted during the quarters ended March 31, 2010 and 2009.  For the quarters ended March 31, 2010 and 2009, the amount of stock based compensation was $0 and $6,677, respectively. At December 31, 2009, this compensation cost has been fully amortized.

3.	Equity Transactions

During the quarters ended March 31, 2010 and 2009, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the quarters ended March 31, 2010 and 2009.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash paid during the period for:
Interest	$238,524	$162,135
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$2,000,000	$0

5.	Net Loss Per Common Share

Employee stock options totaling 75,000 and 97,000 for the three months ended March 31, 2010 and 2009, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 and 447,891 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, was not included in the net loss per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $200,000 and $337,500, convertible into 66,666 and 112,500 shares of common stock, respectively, were not included in the net loss per share calculation for the three months ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

6.	Financing Arrangements

The Company has a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) which expires August 1, 2012. Pursuant to an amendment dated March 4, 2010 (“Fourth Amendment”), the Company’s secured credit facility was decreased from $25 million to $20 million which includes an inventory sublimit of $9,000,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, a letter of credit sublimit of $250,000 and seasonal overadvances in 2010 of $1,000,000. The interest rate under the facility for advances, other than overadvances, is three month LIBOR (as defined) plus 4.5% and the interest rate for overadvances is an additional .25%. Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

On May 11, 2010, the Company and Wells entered into a Fifth Amendment to the Agreement (the “Fifth Amendment”), effective March 4, 2010. Pursuant to the Fifth Amendment, the interest rate for overadvances is LIBOR Advance Rate (as defined) plus .25%. A copy of the Fifth Amendment is attached hereto as Exhibit 10.06.

Availability under the credit facility was $902,748 as of March 31, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $11,782,838 as of March 31, 2010.

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

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of March 31, 2010, the Company was in compliance with all of its financial loan covenants.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2010, there existed 4 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to March 31, 2010, 1 plaintiff filed an action, which results in 5 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2010, 1 filed an action in 2010, 2 filed actions in 2009, and 1 filed an action in 2007. There are 207 other plaintiffs that have had their actions dismissed and 15 other plaintiffs that have settled as of March 31, 2010 for a total of $3,360,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,360,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there existed 1 plaintiff that names Universal as of March 31, 2010.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2010 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of March 31, 2010, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2010, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $52,918 and $58,484 during the quarters ended March 31, 2010 and 2009, respectively.

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

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the quarters ended March 31, 2010 and 2009 were $1,950 and $8,613, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $68,259 and $60,840 during the quarters ended March 31, 2010 and 2009, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the quarters ended March 31, 2010 and 2009.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the note held by Mr. Salek amounted to $688 for the quarter ended March 31, 2009.

Interest expense on the note held by the wife of Michael Goldman amounted to $344 for the quarter ended March 31, 2009.

(f)
Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were each holders of unsecured notes in the amounts of $90,000, $171,033, $35,000 and $100,000, respectively, issued in connection with the Company’s August 20, 2009 tender offer to purchase any and all shares of its convertible preferred stock at $1.25 per share. The unsecured notes bear interest at 12% and are payable in twenty equal quarterly payments beginning October 10, 2009.

Subsequent to the expiration of the Company’s tender offer, the Company repaid to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger the unused portion of the above notes. These repayments amounted to $50,947, $96,818, $19,813 and $56,608, respectively. As a result of these repayments, Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187 and $43,392, respectively.

At March 31, 2010 the remaining principal on the above notes were $30,916, $58,751, $12,023 and $34,351, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $982, $1,866, $382 and $1,091, respectively, for the quarter ended March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

           We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $8,673,827, net of an allowance for doubtful accounts of $658,642, as of March 31, 2010.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangibles are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the fair value of the reporting unit is less that its carrying value, an impairment loss is recorded to the extent that the implied fair value.  Intangible assets determined to have finite lives are amortized over their remaining useful lives.  The Company has determined Universal, RAL and S&A are reporting units. Goodwill and other intangible assets amounting to $1,416,929 and $1,667 at March 31, 2010, respectively, consist of assets arising from acquisitions.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of March 31, 2010, the Company had a deferred tax asset of approximately $10,900,000, primarily relating to net operating loss carryforwards, and has provided a full valuation allowance due to its inability to use it in the near term.

Results of Operations

Results of Operations for the Quarters Ended March 31, 2010 and 2009

Sales increased by 1.8%, or $280,475, to $15,897,899 for the quarter ended March 31, 2010 from $15,617,424 for the same period in 2009. The increase in sales was solely related to the re-opening of our Hicksville, New York location in July 2009. Same-store sales were essentially unchanged from the prior year.

Gross profit decreased by 1.6%, or $70,853, to $4,322,326 for the quarter ended March 31, 2010 from $4,393,179 for the same period in 2009.  Gross profit expressed as a percentage of sales decreased to 27.2% in 2010 compared to 28.1% for the comparable period in 2009. The decline in gross profit and the decrease in gross margins expressed as a percentage of sales were primarily caused by reduced cash discounts taken on purchases, the results of a more competitive marketplace, and an increase in our commercial equipment sales, which is sold at lower margins. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $125,244 and $118,841 for the quarters ended March 31, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 8.7%, or $512,267, to $5,370,407 for the quarter ended March 31, 2010 from $5,882,674 for the same period in 2009.  The decrease in selling, general and administrative expense is primarily related to a $153,526 reduction in payroll and benefit costs, a $137,230 reduction in bad debt expense, a $73,250 reduction in rent, a $58,324 reduction in facility expense, a $56,044 reduction in advertising expenses, and a $32,080 reduction in depreciation and amortization.

Net interest expense increased by 27.5%, or $41,201, to $190,957 for the quarter ended March 31, 2010 from $149,756 for the same period in 2009.  The net interest expense increase is primarily the result of the increase in the interest rate of the Company’s credit facility offset by decreased borrowings under the credit line.

The Company’s net loss decreased by 26.1%, or $413,851 to a net loss of $1,170,773 for the quarter ended March 31, 2010, compared to a net loss of $1,584,624 for the same period in 2009. The decrease in net loss is primarily the result of the $512,267 decrease in selling, general and administrative expense, offset by the $70,853 decrease in gross profit and the $41,201 increase in net interest expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the quarters ended March 31, 2010 and 2009.

	For the Quarter
	Ended March 31,
	2010		2009
Sales	100.0%		100.0%
Cost of sales	72.8		71.9
Gross profit	27.2		28.1

Selling, general and administrative expenses	33.8		37.6
Operating loss	(6.6)		(9.5)

Other income	0.4		0.4
Interest expense, net	(1.2)		(1.0)
Net loss	(7.4	) %	(10.1	) %

Liquidity and Capital Resources

The Company has a secured credit facility (“Agreement”) with Wells Fargo Bank, National Association (“Wells”) which expires August 1, 2012. Pursuant to an amendment dated March 4, 2010 (“Fourth Amendment”), the Company’s secured credit facility was decreased from $25 million to $20 million which includes an inventory sublimit of $9,000,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, a letter of credit sublimit of $250,000 and seasonal overadvances in 2010 of $1,000,000. The interest rate under the facility for advances, other than overadvances, is three month LIBOR (as defined) plus 4.5% and the interest rate for overadvances is an additional .25%. Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

On May 11, 2010, the Company and Wells entered into a Fifth Amendment to the Agreement (the “Fifth Amendment”), effective March 4, 2010. Pursuant to the Fifth Amendment, the interest rate for overadvances is LIBOR Advance Rate (as defined) plus .25%. A copy of the Fifth Amendment is attached hereto as Exhibit 10.06.

Availability under the credit facility was $902,748 as of March 31, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $11,782,838 as of March 31, 2010.

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

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained.  The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures.  The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities.  The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants.  While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future. As of March 31, 2010, the Company was in compliance with all of its financial loan covenants.

As of March 31, 2010, the Company had $509,800 in cash compared with $746,629 at December 31, 2009.

Net cash provided by operating activities was $1,099,464 for the quarter ended March 31, 2010.  The net cash provided by operating activities for the 2010 period is primarily a result of cash provided by operating assets and liabilities of $2,077,576 and non-cash charges of $192,661, offset by a net loss of $1,170,773. The decrease in accounts receivable of $717,215 is primarily related to the reduced sales volume during the quarter ended March 31, 2010 compared to the quarter ended December 31, 2009. The increase in trade payables of $1,776,273 includes $2 million in accounts payable that was converted to a note payable.

Cash flows used in financing activities of $1,336,293 for the quarter ended March 31, 2010 consisted of $1,307,828 in repayments under the credit facility-revolving credit and repayments of notes payable in the amount of $28,465.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Items 1A, 2, 3, and 4 are not applicable and have been omitted.

Item 5. Other Information.

           As noted in the Liquidity and Capital Resources section set forth in Item 2 of Part I, titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company and Wells entered into a Fifth Amendment to the Credit and Security Agreement, dated May 11, 2010 (the "Fifth Amendment").  Pursuant to the Fifth Amendment, effective March 4, 2010, the interest rate for overadvances is LIBOR Advance Rate (as defined) plus .25%.

The description of the amendment is qualified by reference to Exhibit 10.06 attached as an exhibit hereto.

Item 6.  Exhibits

Exhibit No.	Description

10.01
Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc. ("Credit Security Agreement"), incorporated herein by reference from Exhibit 10.1 to the Company's Form 10-Q filed on August 16, 2004.

10.02	First Amendment to the Credit Security Agreement, incorporated herein by reference from Exhibit 10.02 to the Company's Form 8-K filed on June 27, 2006.

10.03	Second Amendment to the Credit Security Agreement, incorporated herein by reference from Exhibit 10.08 to the Company's Form 8-K filed on September 14, 2007.

10.04	Third Amendment to the Credit Security Agreement, incorporated herein by reference from Exhibit 10.04 to the Company's Form 10-Q filed on November 13, 2009.

10.05	Fourth Amendment to the Credit Security Agreement, incorporated herein by reference from Exhibit 10.04 to the Company's Form 8-K filed on March 10, 2010

10.06	Fifth Amendment to the Credit Security Agreement, filed herewith.

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2010	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer