Form 10-Q
period 2010-06-30
COLONIAL COMMERCIAL CORP
filed 2010-08-05
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2010
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$363,531	$746,629
Accounts receivable, net of allowance for doubtful accounts of $449,789 in 2010 and $619,740 in 2009	11,038,499	9,468,123
Inventory	11,174,672	11,588,971
Prepaid expenses and other current assets	1,052,835	895,505
Total current assets	23,629,537	22,699,228
Property and equipment	1,236,980	1,349,679
Goodwill	1,416,929	1,416,929
Other intangibles	833	2,500
Other assets – noncurrent	110,708	134,205
	$26,394,987	$25,602,541
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,747,516	$7,402,536
Accrued liabilities	1,450,852	1,559,880
Income taxes payable	-	4,374
Borrowings under credit facility - revolving credit	13,459,817	13,090,666
Convertible notes payable-related party	200,000	-
Notes payable - current portion; includes related party notes of $782,009 in 2010 and $32,009 in 2009	866,295	108,313
Total current liabilities	22,724,480	22,165,769
Convertible notes payable-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $96,028 in 2010 and $862,033 in 2009	2,262,442	966,563
Total liabilities	24,986,922	23,332,332
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2010 and 2009, liquidation preference of $1,465,285 in 2010 and 2009	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2010 and 2009	232,747	232,747
Additional paid-in capital	10,634,782	10,634,782
Accumulated deficit	(9,474,117)	(8,611,973)
Total stockholders' equity	1,408,065	2,270,209
	$26,394,987	$25,602,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$21,500,985	$20,199,862	$37,398,884	$35,817,286
Cost of sales	15,894,504	14,916,309	27,470,077	26,140,554
Gross profit	5,606,481	5,283,553	9,928,807	9,676,732

Selling, general and administrative expenses, net	5,103,115	5,256,571	10,473,522	11,139,245
Impairment of other intangibles	-	309,900	-	309,900
Operating income (loss)	503,366	(282,918)	(544,715)	(1,772,413)

Other income	61,362	47,555	129,627	102,182
Interest expense, net; includes related party interest of $16,550and $13,615 for the three months ended June 30, 2010 and 2009, respectively, and $33,340 and $28,697 for the six months ended June 30, 2010 and 2009, respectively	(256,099)	(165,492)	(447,056)	(315,248)
Net income (loss)	$308,629	$(400,855)	$(862,144)	$(1,985,479)

Income (loss) per common share:
Basic	$0.07	$(0.09)	$(0.19)	$(0.43)
Diluted	$0.06	$(0.09)	$(0.19)	$(0.43)

Weighted average shares outstanding:
Basic	4,654,953	4,654,953	4,654,953	4,654,953
Diluted	4,948,010	4,654,953	4,654,953	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(862,144)	$(1,985,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	13,353
Provision for doubtful accounts	204,900	239,334
Depreciation	228,297	267,195
Net loss (gain) on sale of fixed assets	684	(4,372)
Amortization of intangibles	1,667	15,418
Impairment of other intangibles	-	309,900
Changes in operating assets and liabilities
Accounts receivable	(1,775,276)	(1,449,997)
Inventory	414,299	(1,258,159)
Prepaid expenses and other current assets	(157,330)	61,822
Other assets - noncurrent	23,497	(789)
Trade payables	1,344,980	2,034,525
Accrued liabilities	(109,028)	102,364
Income taxes payable	(4,374)	4,179
Net cash used in operating activities	(689,828)	(1,650,706)

Cash flows from investing activities:
Additions to property and equipment	(13,377)	(84,266)
Proceeds from disposal of property and equipment	8,000	20,215
Net cash used in investing activities	(5,377)	(64,051)
Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $0 in 2010 and $30,000 in 2009	(39,019)	(260,594)
Repayments of notes payable in connection with financing tender offer; includes related party repayments of $16,005 in 2010 and $0 in 2009	(18,025)	-
Borrowings under credit facility - revolving credit	369,151	2,260,167
Net cash provided by financing activities	312,107	1,999,573
(Decrease) increase in cash	(383,098)	284,816
Cash - beginning of period	746,629	417,387
Cash - end of period	$363,531	$702,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  While the Company incurred a net loss of $862,144 for the six months ended June 30, 2010 and a net loss of $3,343,696 for the year ended December 31, 2009, the Company had net income of $308,629 for the three months ended June 30, 2010. The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2010, and the Company is in compliance with these covenants as of June 30, 2010. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company complying with those covenants in the future.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, or the Company fails to achieve the agreed upon covenants, the lender may exert its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

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

The following table summarizes information about stock options at June 30, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.85	75,000	6.44	$1.85	$0

There were no stock options granted during the three months or six months ended June 30, 2010 and 2009.  For each of the three months ended June 30, 2010 and 2009, the amount of stock based compensation was $0 and $6,677, respectively. For each of the six months ended June 30, 2010 and 2009, the amount of stock based compensation was $0 and $13,353, respectively. At December 31, 2009, this compensation cost has been fully amortized.

3.             Equity Transactions

During the three months and six months ended June 30, 2010 and 2009, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months and six months ended June 30, 2010 and 2009.

4.             Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash paid during the period for:
Interest	$491,761	$334,467
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$2,000,000	$0
Notes issued for purchase of fixed assets	$110,905	$0

5.             Net Income (Loss) Per Common Share

Basic income (loss) per share reflects the amount of earnings (loss) for the period available to common shareholders and holders of participating securities and is based upon the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed using the treasury stock method and if-converted method, where applicable.

Employee stock options totaling 75,000 and 63,092 for the three months ended June 30, 2010 and 2009, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 and 447,891 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, was not included in the net income (loss) per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $200,000 and $337,500, convertible into 66,666 and 97,390 shares of common stock, respectively, were not included in the net income (loss) per share calculation for the three months ended June 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

Employee stock options totaling 75,000 and 63,871 for the six months ended June 30, 2010 and 2009, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 and 447,891 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, was not included in the net income (loss) per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $200,000 and $337,500, convertible into 66,666 and 104,945 shares of common stock, respectively, were not included in the net income (loss) per share calculation for the six months ended June 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

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

Availability under the credit facility was $620,168 as of June 30, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $13,459,817 as of June 30, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. Interest expense related to the Note was $40,000 and $42,667 for the three months and six months ended June 30, 2010, respectively.

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained. The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures, as defined in the Agreement. The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities. The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants. While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.

The covenants required that the Company’s net loss for the six months ended June 30, 2010 be not more than $(1,189,000). Actual net loss for the six months ended June 30, 2010 was $(862,144).

The covenants required that for the six months ended June 30, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $834,000. The Company satisfied this covenant as follows: Net loss was $(862,144) and net adjustments under the Agreement were $2,270,356. Accordingly, actual net cash flows, as defined in the credit facility, for the six months ended June 30, 2010 for the purposes of the covenant were $1,408,212.

The covenants required that for the six months ended June 30, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $1,578,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $1,408,065 and net adjustments under the Agreement were $669,818. Accordingly, tangible net worth as of June 30, 2010, as defined in the credit facility, was $2,077,883.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the six months ended June 30, 2010 were $124,282, of which $110,905 was financed at an average interest rate of 3.0% extending to June 2015.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2010, there existed 4 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2010, 2 filed actions in 2010 and 2 filed actions in 2009. There are 207 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of June 30, 2010 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there existed 1 plaintiff that names Universal as of June 30, 2010.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2010 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of June 30, 2010, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2010, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

b.	General

Regardless of indemnification and insurance coverage, we do not in any event consider our Company to be liable for the asbestos-based lawsuits that name us or for any other claim that arises as a result of actions or omissions by the Universal Predecessor. We expressly disclaimed the assumption of any liabilities when we purchased the assets of the Universal Predecessor. It is our opinion that the existing asbestos litigation will not have a material adverse effect on the Company.  Nevertheless, we could be materially and adversely affected if we are held liable for substantial asbestos claims or if the Company incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully deny coverage or claim limitations on their liabilities by reason of gaps in coverage or otherwise.

Since we regard as remote the potential payment of any asbestos-based claim, we have not accrued any balance for any period relating to asbestos claims, and we have not recorded any amount for asbestos claims for any period in any of our financial statements.

c.	Other Litigation

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

8.            Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $52,214 and $58,484 during the three months ended June 30, 2010 and 2009, respectively. The Company paid Mr. Hildebrandt’s company $105,132 and $116,968 during the six months ended June 30, 2010 and 2009, respectively.

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

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the three months ended June 30, 2010 and 2009 were $9,716 and $56,213, respectively. Professional fees paid to Folger & Folger for the six months ended June 30, 2010 and 2009 were $11,666 and $64,826, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has an 8% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $67,191 and $61,908 during the three months ended June 30, 2010 and 2009, respectively. The Company paid Pioneer $135,450 and $122,748 during the six months ended June 30, 2010 and 2009, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended June 30, 2010 and 2009. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $2,625 for each of the six months ended June 30, 2010 and 2009.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the note held by Mr. Salek amounted to $458 for the three months ended June 30, 2009 and $1,146 for the six months ended June 30, 2009.

Interest expense on the note held by the wife of Michael Goldman amounted to $229 for the three months ended June 30, 2009 and $573 for the six months ended June 30, 2009.

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

At June 30, 2010 the remaining principal on the above notes were $29,097, $55,295, $11,316 and $32,330, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $927, $1,763, $361 and $1,031, respectively, for the three months ended June 30, 2010. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,910, $3,629, $743 and $2,122, respectively, for the six months ended June 30, 2010.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $11,038,499, net of an allowance for doubtful accounts of $449,789, as of June 30, 2010.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At June 30, 2010, goodwill on the Company’s books of $1,416,929 relate entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was substantially higher than its carrying value as of June 30, 2010 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of June 30, 2010, the Company had a deferred tax asset of approximately $10,600,000, primarily relating to net operating loss carryforwards, and has provided a full valuation allowance due to its inability to utilize the losses in the near term.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Sales increased by 6.4%, or $1,301,123, to $21,500,985 for the three months ended June 30, 2010 from $20,199,862 for the same period in 2009. The increase in sales was related to the combination of the re-opening of our Hicksville, New York location, the expansion of our commercial HVAC products business and the increase in our air conditioning business benefiting from warmer than usual weather. This increase was partially offset by the continued decline in residential new construction and weak economic conditions.

Gross profit increased by 6.1%, or $322,928, to $5,606,481 for the three months ended June 30, 2010 from $5,283,553 for the same period in 2009. The increase in gross profit is the result of the increase in sales at our Hicksville location, the expansion of our commercial HVAC products business and the benefit of warmer than usual weather conditions compared to the same period in 2009. Gross margins expressed as a percentage of sales were 26.1% in 2010 compared to 26.2% for the comparable period of 2009. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $114,982 and $114,576 for the three months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 2.9%, or $153,456, to $5,103,115 for the three months ended June 30, 2010 from $5,256,571 for the same period in 2009.  The decrease in selling, general and administrative expense is primarily related to a $72,907 reduction in rent, a $20,570 reduction in depreciation and amortization, a $40,908 reduction in insurance and the elimination of $82,402 in non-recurring tender offer expenses, offset by a $102,796 increase in bad debt expense.

In the three months ended June 30, 2009, the Company incurred a non-cash charge to intangible assets, including customer lists and the trade name of our S&A subsidiary, in the amount of $309,900. There was no such charge for the three months ended June 30, 2010.

Net interest expense increased by 54.8%, or $90,607, to $256,099 for the three months ended June 30, 2010 from $165,492 for the same period in 2009.  The net interest expense increase is primarily the result of the increase in the interest rate of the Company’s credit facility and interest charges related to a third party note.

The Company’s business performance improved during the three months ended June 30, 2010. Net income was $308,629 for the three months ended June 30, 2010, compared to a net loss of $400,855 for the same period in 2009. The increase in net income is primarily the result of the $322,928 increase in gross profit, $153,456 decrease in selling, general and administrative expense, and the elimination of $309,900 in non-recurring non-cash charges, offset by the $90,607 increase in interest expense.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales increased by 4.4%, or $1,581,598, to $37,398,884 for the six months ended June 30, 2010 from $35,817,286 for the same period in 2009. The increase in sales was related to the combination of the re-opening of our Hicksville, New York location, the expansion of our commercial HVAC products business and the increase in our air conditioning business benefiting from warmer than usual weather. This increase was partially offset by the continued decline in residential new construction and weak economic conditions.

Gross profit increased by 2.6%, or $252,075, to $9,928,807 for the six months ended June 30, 2010 from $9,676,732 for the same period in 2009.  The increase in gross profit is the result of the increase in sales at our Hicksville location, the expansion of our commercial HVAC products business and the benefit of warmer than usual weather conditions compared to the same period in 2009. Gross profit expressed as a percentage of sales decreased to 26.5% in 2010 compared to 27.0% for the comparable period in 2009. The decline in gross margins expressed as a percentage of sales was primarily caused by reduced cash discounts taken on purchases, the results of a more competitive marketplace, and an increase in our commercial equipment sales, which is sold at lower margins. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $240,226 and $233,418 for the six months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 6.0%, or $665,723, to $10,473,522 for the six months ended June 30, 2010 from $11,139,245 for the same period in 2009.  The decrease in selling, general and administrative expense is primarily related to a $113,921 reduction in payroll costs, a $34,434 reduction in bad debt expense, a $146,157 reduction in rent, a $44,571 reduction in facility expense, a $49,652 reduction in advertising expenses, a $52,650 reduction in depreciation and amortization, a $87,972 reduction in insurance and the elimination of $81,983 in non-recurring tender offer expenses.

During the six months ended June 30, 2009, the Company incurred a non-cash charge to intangible assets, including customer lists and the trade name of our S&A subsidiary, in the amount of $309,900. There was no such charge for the six months ended June 30, 2010.

Net interest expense increased by 41.8%, or $131,808, to $447,056 for the six months ended June 30, 2010 from $315,248 for the same period in 2009.  The net interest expense increase is primarily the result of the increase in the interest rate of the Company’s credit facility and interest charges related to a third party note.

The Company’s net loss decreased by 56.6%, or $1,123,355 to a net loss of $862,144 for the six months ended June 30, 2010, compared to a net loss of $1,985,479 for the same period in 2009. The decrease in net loss is primarily the result of the $252,075 increase in gross profit, $665,723 decrease in selling, general and administrative expense, and the elimination of $309,900 in non-recurring non-cash charges, offset by the $131,808 increase in interest expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three months and six months ended June 30, 2010 and 2009.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010	2009		2010		2009
Sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	73.9	73.8		73.5		73.0
Gross profit	26.1	26.2		26.5		27.0

Selling, general and administrative expenses	23.8	26.1		28.0		31.0
Impairment of other intangibles		1.5				0.9
Operating income (loss)	2.3	(1.4)		(1.5)		(4.9)

Other income	0.3	0.2		0.4		0.3
Interest expense, net	(1.2)	(0.8)		(1.2)		(0.9)
Net income (loss)	1.4%	(2.0	) %	(2.3	) %	(5.5	) %

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

Availability under the credit facility was $620,168 as of June 30, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $13,459,817 as of June 30, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. Interest expense related to the Note was $40,000 and $42,667 for the three months and six months ended June 30, 2010, respectively.

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

In the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained. The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures, as defined in the Agreement. The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities. The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants. While the Company and Wells have reached mutually agreeable covenants in the past, there is no assurance that they will be able to do so in the future.

The covenants required that the Company’s net loss for the six months ended June 30, 2010 be not more than $(1,189,000). Actual net loss for the six months ended June 30, 2010 was $(862,144).

The covenants required that for the six months ended June 30, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $834,000. The Company satisfied this covenant as follows: Net loss was $(862,144) and net adjustments under the Agreement were $2,270,356. Accordingly, actual net cash flows, as defined in the credit facility, for the six months ended June 30, 2010 for the purposes of the covenant were $1,408,212.

The covenants required that for the six months ended June 30, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $1,578,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $1,408,065 and net adjustments under the Agreement were $669,818. Accordingly, tangible net worth as of June 30, 2010, as defined in the credit facility, was $2,077,883.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the six months ended June 30, 2010 were $124,282, of which $110,905 was financed at an average interest rate of 3.0% extending to June 2015.

As of June 30, 2010, the Company had $363,531 in cash compared with $746,629 at December 31, 2009.

Net cash used in operating activities was $689,828 for the six months ended June 30, 2010.  The net cash used in operating activities for the 2010 period is primarily a result of cash used in operating assets and liabilities of $263,232, offset by non-cash charges of $435,548 and a net loss of $862,144. The increase in accounts receivable of $1,775,276 is primarily related to the increased sales volume during the three months ended June 30, 2010 compared to the three months ended December 31, 2009. The decrease in trade payables of $1,344,980 includes $2 million in accounts payable that was converted to a note payable.

Cash flows used in investing activities were $5,377 during the six months ended June 30, 2010, due to purchases of equipment in the amount of $13,377, offset by proceeds from disposal of property and equipment in the amount of $8,000.

Cash flows provided by financing activities of $312,107 for the six months ended June 30, 2010 consisted of $369,151 in borrowings under the credit facility-revolving credit, offset by repayments of notes payable in the amount of $57,044.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Note 7 Litigation, of this Report on Form 10-Q.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits

Exhibit No.	Description

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer