Form 10-Q
period 2010-09-30
COLONIAL COMMERCIAL CORP
filed 2010-11-09
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, $.05 par value per share	4,654,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$354,750	$746,629
Accounts receivable, net of allowance for doubtful accounts of $445,268 in 2010 and $619,740 in 2009	10,432,435	9,468,123
Inventory	11,763,199	11,588,971
Prepaid expenses and other current assets	1,189,774	895,505
Total current assets	23,740,158	22,699,228
Property and equipment	1,154,135	1,349,679
Goodwill	1,416,929	1,416,929
Other intangibles	-	2,500
Other assets – noncurrent	111,930	134,205
	$26,423,152	$25,602,541
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,721,302	$7,402,536
Accrued liabilities	1,475,634	1,559,880
Income taxes payable	-	4,374
Borrowings under credit facility - revolving credit	11,892,979	13,090,666
Convertible notes payable-related party	200,000	-
Notes payable - current portion; includes related party notes of $782,009 in 2010 and $32,009 in 2009	1,825,526	108,313
Total current liabilities	23,115,441	22,165,769
Convertible notes payable-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $88,026 in 2010 and $862,033 in 2009	1,193,950	966,563
Total liabilities	24,309,391	23,332,332
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2010 and 2009, liquidation preference of $1,465,285 in 2010 and 2009	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2010 and 2009	232,747	232,747
Additional paid-in capital	10,634,782	10,634,782
Accumulated deficit	(8,768,421)	(8,611,973)
Total stockholders' equity	2,113,761	2,270,209
	$26,423,152	$25,602,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	$22,003,412	$21,764,171	$59,402,296	$57,581,457
Cost of sales	16,089,865	16,043,828	43,559,942	42,184,382
Gross profit	5,913,547	5,720,343	15,842,354	15,397,075

Selling, general and administrative expenses, net	5,033,330	5,343,867	15,506,852	16,483,112
Impairment of other intangibles	-	-	-	309,900
Operating income (loss)	880,217	376,476	335,502	(1,395,937)

Other income	82,578	56,569	212,205	158,751
Interest expense, net; includes related party interest of $16,310 and $17,749 for the three months ended September 30, 2010 and 2009, respectively, and $49,650 and $46,446 for the nine months ended September 30, 2010 and 2009, respectively	(257,099)	(163,665)	(704,155)	(478,913)
Income (loss) before income tax expense	705,696	269,380	(156,448)	(1,716,099)

Income tax expense	-	470,000	-	470,000
Net income (loss)	$705,696	$(200,620)	$(156,448)	$(2,186,099)

Income (loss) per common share:
Basic	$0.15	$(0.04)	$(0.03)	$(0.47)
Diluted	$0.14	$(0.04)	$(0.03)	$(0.47)

Weighted average shares outstanding:
Basic	4,654,953	4,654,953	4,654,953	4,654,953
Diluted	4,948,010	4,654,953	4,654,953	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(156,448)	$(2,186,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense	-	470,000
Stock-based compensation	-	20,029
Provision for doubtful accounts	284,503	364,028
Depreciation	337,873	389,668
Net gain on disposal of property and equipment	(6,177)	(2,328)
Amortization of intangibles	2,500	16,252
Impairment of other intangibles	-	309,900
Changes in operating assets and liabilities
Accounts receivable	(1,248,815)	(1,909,912)
Inventory	(174,228)	(814,924)
Prepaid expenses and other current assets	(294,269)	(95,071)
Other assets - noncurrent	22,275	(71,232)
Trade payables	2,318,766	1,985,163
Accrued liabilities	(84,246)	143,173
Income taxes payable	(4,374)	(558)
Net cash provided by (used in) operating activities	997,360	(1,381,911)

Cash flows from investing activities:
Additions to property and equipment	(44,447)	(152,046)
Proceeds from disposal of property and equipment	19,200	20,215
Net cash used in investing activities	(25,247)	(131,831)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $0 in 2010 and $92,500 in 2009	(139,267)	(264,758)
Issuance of notes payable in connection with financing tender offer	-	446,033
Restricted cash in connection with tender offer	-	(446,033)
Repayments of notes payable in connection with financing tender offer; includes related party repayments of $24,007 in 2010 and $19,802 in 2009	(27,038)	(22,302)
(Repayments) borrowings under credit facility - revolving credit	(1,197,687)	1,991,761
Net cash (used in) provided by financing activities	(1,363,992)	1,704,701
(Decrease) increase in cash	(391,879)	190,959
Cash - beginning of period	746,629	417,387
Cash - end of period	$354,750	$608,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results that may be achieved for the full year.

The financial statements have been prepared on a going concern basis.  While the Company incurred a net loss of $156,448 for the nine months ended September 30, 2010 and a net loss of $3,343,696 for the year ended December 31, 2009, the Company had net income of $705,696 for the three months ended September 30, 2010. The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender. The Company and its lender have agreed on financial covenants for the period through December 31, 2010, and the Company is in compliance with these covenants as of September 30, 2010. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company complying with those covenants in the future.  While the Company and the lender have reached mutually agreeable covenants in the past, there can be no assurance that they will be able to do so in the future.  If these agreements are not reached, or the Company fails to achieve the agreed upon covenants, the lender may exert its rights under the credit agreement which may include terminating the credit agreement and demanding repayment of the Company’s outstanding borrowings.  This condition indicates that the Company may be unable to continue as a going concern.  In response to such an event, the Company would pursue alternative financing arrangements but there can be no assurance that such financing may be available on acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

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

The following table summarizes information about stock options at September 30, 2010:

Options Outstanding and Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices	Shares
$1.85	75,000	6.19	$1.85	$0

There were no stock options granted during the three months or nine months ended September 30, 2010 and 2009.  For the three months ended September 30, 2010 and 2009, the amount of stock based compensation was $0 and $6,676, respectively. For the nine months ended September 30, 2010 and 2009, the amount of stock based compensation was $0 and $20,029, respectively. At December 31, 2009, this compensation cost had been fully amortized.

3.	Equity Transactions

During the three months and nine months ended September 30, 2010 and 2009, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months and nine months ended September 30, 2010 and 2009.

On August 20, 2009, the Company offered to purchase any and all shares of its convertible preferred stock at $1.25 per share. The purpose of this tender offer was to reduce the number of holders of record of convertible preferred stock in order to permit the Company to deregister the convertible preferred stock along with the common stock. Deregistration would result in the Company no longer being a Securities and Exchange Commission ("SEC") reporting company. The Company continues currently as an SEC reporting company because there are currently more than 300 holders of record of convertible preferred stock. In October 2009, the Company retired the 154,834 shares of convertible preferred stock purchased through this tender offer.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash paid during the period for:
Interest	$781,709	$496,426
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$2,000,000	$0
Notes issued for purchase of fixed assets	$110,905	$0
Accrual for preferred share purchases in the tender offer	$0	$161,261

5.	Net Income (Loss) Per Common Share

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

For the three months ended September 30, 2010, convertible preferred stock, convertible into 293,507 shares of common stock, were included as common stock equivalents when calculating diluted earnings per share.

Employee stock options totaling 75,000 and 60,000 for the three months ended September 30, 2010 and 2009, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 446,489 shares of common stock for the three months ended September 30, 2009, was not included in the net income (loss) per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income (loss) per share calculation for each of the three months ended September 30, 2010 and 2009, because their effect would have been anti-dilutive.

Employee stock options totaling 75,000 and 62,581 for the nine months ended September 30, 2010 and 2009, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 and 447,424 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, was not included in the net income (loss) per share because its effect would have been anti-dilutive.  Convertible notes, in the principal amount of $200,000 and $337,500, convertible into 66,666 and 104,945 shares of common stock, respectively, were not included in the net income (loss) per share calculation for the nine months ended September 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

6.	Income Taxes

The Company recorded a net federal tax expense of $470,000 for the three months and nine months ended September 30, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset.

7.	Financing Arrangements

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

Availability under the credit facility was $841,571 as of September 30, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $11,892,979 as of September 30, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. Interest expense related to the Note was $40,000 and $82,667 for the three months and nine months ended September 30, 2010, respectively.

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

The covenants required that the Company’s net loss for the nine months ended September 30, 2010 be not more than $(388,000). Actual net loss for the nine months ended September 30, 2010 was $(156,448).

The covenants required that for the nine months ended September 30, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $1,592,000. The Company satisfied this covenant as follows: Net loss was $(156,448) and net adjustments in determining the cash flows under the Agreement were $2,240,434. Accordingly, actual net cash flows, as defined in the credit facility, for the nine months ended September 30, 2010 for the purposes of the covenant were $2,083,986.

The covenants required that for the nine months ended September 30, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,229,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $2,113,761 and net adjustments under the Agreement were $289,436. Accordingly, tangible net worth as of September 30, 2010, as defined in the credit facility, was $2,403,197.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the nine months ended September 30, 2010 were $155,352, of which $110,905 was financed at an average interest rate of 3.0% extending to June 2015.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of September 30, 2010, there existed 5 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor.  Subsequent to September 30, 2010, 1 plantiff filed an action, which results in 6 remaining plantiffs in these lawsuits.  The Company never sold any asbestos related products.

Of the existing plaintiffs as of September 30, 2010, 3 filed actions in 2010 and 2 filed actions in 2009. There are 207 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of September 30, 2010 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions, there existed 1 plaintiff that names Universal as of September 30, 2010.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2010 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of September 30, 2010, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2010, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

9.             Transactionswith Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $54,472 and $81,607 during the three months ended September 30, 2010 and 2009, respectively. The Company paid Mr. Hildebrandt’s company $159,604 and $198,575 during the nine months ended September 30, 2010 and 2009, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, and further amended by Amendment 3 dated March 5, 2010, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at September 30, 2010 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2011. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the three months ended September 30, 2010 and 2009 were $6,121 and $51,745, respectively. Professional fees paid to Folger & Folger for the nine months ended September 30, 2010 and 2009 were $17,787 and $116,571, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $66,816 and $64,220 during the three months ended September 30, 2010 and 2009, respectively. The Company paid Pioneer $202,266 and $186,968 during the nine months ended September 30, 2010 and 2009, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended September 30, 2010 and 2009. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $3,938 for each of the nine months ended September 30, 2010 and 2009.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the note held by Mr. Salek amounted to $1,146 for the nine months ended September 30, 2009.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 for the nine months ended September 30, 2009.

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

At September 30, 2010 the remaining principal on the above notes were $27,279, $51,839, $10,608 and $30,309, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $873, $1,659, $339 and $970, respectively, for the three months ended September 30, 2010. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,782, $5,288, $1,082 and $3,092, respectively, for the nine months ended September 30, 2010.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,432,435, net of an allowance for doubtful accounts of $445,268, as of September 30, 2010.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At September 30, 2010, goodwill on the Company’s books of $1,416,929 relate entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was substantially higher than its carrying value as of September 30, 2010 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  As of September 30, 2010, the Company had a deferred tax asset of approximately $10,500,000, primarily relating to net operating loss carryforwards, and has provided a full valuation allowance due to its inability to utilize the losses in the near term.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Sales increased by 1.1%, or $239,241, to $22,003,412 for the three months ended September 30, 2010 from $21,764,171 for the same period in 2009. The increase in sales was related to the combination of the re-opening of our Hicksville, New York location and the expansion of our commercial HVAC products business. This increase was partially offset by the continued decline in residential new construction and weak economic conditions.

Gross profit increased by 3.4%, or $193,204, to $5,913,547 for the three months ended September 30, 2010 from $5,720,343 for the same period in 2009. The increase in gross profit is the result of increased sales at our re-opened Hicksville, New York location, the expansion of our commercial HVAC products business and increased cash discounts. Gross margin expressed as a percentage of sales was 26.9% in 2010 compared to 26.3% for the comparable period of 2009. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $133,091 and $125,106 for the three months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 5.8%, or $310,537, to $5,033,330 for the three months ended September 30, 2010 from $5,343,867 for the same period in 2009.  The decrease in selling, general and administrative expense is primarily related to a $155,872 reduction in rent, a $71,114 reduction in payroll costs, the elimination of $129,909 in non-recurring tender offer expenses, and a $45,091 decrease in bad debt expense, offset by a $45,801 increase in professional fees.

The Company recorded a net federal tax expense of $470,000 for the three months ended September 30, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset. There was no such charge for the three months ended September 30, 2010.

Net interest expense increased by 57.1%, or $93,434, to $257,099 for the three months ended September 30, 2010 from $163,665 for the same period in 2009.  The net interest expense increase is primarily the result of the increase in the interest rate of the Company’s credit facility and interest charges related to a third party note, which did not exist in 2009.

The Company’s business performance improved during the three months ended September 30, 2010. Net income was $705,696 for the three months ended September 30, 2010, compared to a net loss of $200,620 for the same period in 2009. The increase in net income is primarily the result of the $193,204 increase in gross profit, $310,537 decrease in selling, general and administrative expense, and the elimination of $470,000 due to the increase in the related valuation allowance of the Company’s deferred tax asset, offset by the $93,434 increase in interest expense.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Sales increased by 3.2%, or $1,820,839, to $59,402,296 for the nine months ended September 30, 2010 from $57,581,457 for the same period in 2009. The increase in sales was related to the combination of the re-opening of our Hicksville, New York location and the expansion of our commercial HVAC products business. This increase was partially offset by the continued decline in residential new construction and weak economic conditions.

Gross profit increased by 2.9%, or $445,279, to $15,842,354 for the nine months ended September 30, 2010 from $15,397,075 for the same period in 2009.  The increase in gross profit is the result of increased sales at our re-opened Hicksville, New York location and the expansion of our commercial HVAC products business, offset by the reduction of vendor rebates. Gross profit expressed as a percentage of sales was 26.7% in 2010 and the comparable period of 2009. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $373,317 and $358,524 for the nine months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 5.9%, or $976,260, to $15,506,852 for the nine months ended September 30, 2010 from $16,483,112 for the same period in 2009.  The decrease in selling, general and administrative expense is primarily related to a $185,034 reduction in payroll costs, a $79,525 reduction in bad debt expense, a $302,029 reduction in rent, a $58,820 reduction in facility expense, a $31,842 reduction in advertising expenses, a $65,546 reduction in depreciation and amortization, a $44,514 reduction in insurance and the elimination of $207,892 in non-recurring tender offer expenses.

During the nine months ended September 30, 2009, the Company incurred a non-cash charge to intangible assets, including customer lists and the trade name of our S&A subsidiary, in the amount of $309,900.

The Company recorded a net federal tax expense of $470,000 for the nine months ended September 30, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset. There were no such charges for the nine months ended September 30, 2010.

Net interest expense increased by 47%, or $225,242, to $704,155 for the nine months ended September 30, 2010 from $478,913 for the same period in 2009.  The net interest expense increase is primarily the result of the increase in the interest rate of the Company’s credit facility and interest charges related to a third party note, which did not exist in 2009.

The Company’s net loss decreased by $2,029,651 to a net loss of $156,448 for the nine months ended September 30, 2010, compared to a net loss of $2,186,099 for the same period in 2009. The decrease in net loss is primarily the result of the $445,279 increase in gross profit, $976,260 decrease in selling, general and administrative expense, the elimination of $309,900 in non-recurring non-cash charges, and the elimination of $470,000 due to the increase in the related valuation allowance of the Company’s deferred tax asset, offset by the $225,242 increase in interest expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three months and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009		2010		2009
Sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	73.1	73.7		73.3		73.3
Gross profit	26.9	26.3		26.7		26.7

Selling, general and administrative expenses	22.9	24.5		26.1		28.6
Impairment of other intangibles	-	0.0		-		0.5
Operating income (loss)	4.0	1.8		0.6		(2.4)

Other income	0.4	0.2		0.3		0.3
Interest expense, net	(1.2)	(0.7)		(1.2)		(0.8)
Income (loss) before taxes	3.2	1.3		(0.3)		(2.9)

Income taxes	0.0	(2.2)		0.0		(0.9)

Net income (loss)	3.2%	(0.9	) %	(0.3	) %	(3.8	) %

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

Availability under the credit facility was $841,571 as of September 30, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $11,892,979 as of September 30, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. In connection with the Fourth Amendment, Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. Interest expense related to the Note was $40,000 and $82,667 for the three months and nine months ended September 30, 2010, respectively.

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

The covenants required that the Company’s net loss for the nine months ended September 30, 2010 be not more than $(388,000). Actual net loss for the nine months ended September 30, 2010 was $(156,448).

The covenants required that for the nine months ended September 30, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $1,592,000. The Company satisfied this covenant as follows: Net loss was $(156,448) and net adjustments in determining the cash flows under the Agreement were $2,240,434. Accordingly, actual net cash flows, as defined in the credit facility, for the nine months ended September 30, 2010 for the purposes of the covenant were $2,083,986.

The covenants required that for the nine months ended September 30, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,229,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $2,113,761 and net adjustments under the Agreement were $289,436. Accordingly, tangible net worth as of September 30, 2010, as defined in the credit facility, was $2,403,197.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the nine months ended September 30, 2010 were $155,352, of which $110,905 was financed at an average interest rate of 3.0% extending to June 2015.

As of September 30, 2010, the Company had $354,750 in cash compared with $746,629 at December 31, 2009.

Net cash provided by operating activities was $997,360 for the nine months ended September 30, 2010.  The net cash provided by operating activities for the 2010 period is primarily a result of cash provided by operating assets and liabilities of $535,109 and non-cash charges of $618,699, offset by a net loss of $156,448. The increase in accounts receivable of $1,248,815 is primarily related to the increased sales volume during the three months ended September 30, 2010 compared to the three months ended December 31, 2009. The decrease in trade payables of $2,318,766 includes $2 million in accounts payable that was converted to a note payable.

Cash flows used in investing activities were $25,247 during the nine months ended September 30, 2010, due to purchases of equipment in the amount of $44,447, offset by proceeds from disposal of property and equipment in the amount of $19,200.

Cash flows used in financing activities of $1,363,992 for the nine months ended September 30, 2010 consisted of $1,197,687 in repayments under the credit facility-revolving credit and repayments of notes payable in the amount of $166,305.

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

Dated: November 9, 2010	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer