Form 10-K
period 2010-12-31
COLONIAL COMMERCIAL CORP
filed 2011-03-23
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 11-2037182
COLONIAL COMMERCIAL CORP.
 (Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code 973-427-8224
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	OTC Pink Sheets

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
Yes  ☐                      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter) was $478,331.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2011
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

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

In 2010, 2009 and 2008, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects.  In the same years, respectively, sales consisted of approximately 39%, 39% and 38% HVAC equipment; 35%, 35% and 37% parts and accessories; and 13%, 13% and 14% climate control systems.

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

As of December 31, 2010, we had 157 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Our objective is to become a leading provider of building products, such as HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Distribution, Customers and Suppliers

We stock inventory in 20 of our locations and utilize public warehousing, when necessary.  We deliver products to customers with our fleet of 15 leased and 21 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users. We had approximately 7,400 customers in 2010.  No customer accounted for more than 4% of consolidated net sales in 2010.  We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer.

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

Three suppliers accounted for 39% of our purchases for each of the years 2010 and 2009.  The loss of one or all of these suppliers could have a material adverse effect on our business for at least a short-term period.  We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

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

The Company maintains 19 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; Willow Grove, Pennsylvania; and Great Barrington and Pittsfield, Massachusetts.  Additionally, the Company maintains a separate warehouse location in Paterson, New Jersey.  The Company had a month-to-month lease for a portion of the New Windsor, New York location consisting of 11,000 square feet, but terminated this month-to-month lease effective December 1, 2010. The Company had a month-to-month lease for a portion of the Peekskill, New York location consisting of 1,000 square feet, but terminated this month-to-month lease effective April 1, 2010.  These locations, excluding month-to-month space, consist of approximately 400,000 square feet under leases expiring between 2011 and 2018 with current aggregate annual rents of approximately $2,953,280.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts also include showrooms of kitchen, bathroom and electrical fixtures and accessories.

Our premises are suitable and adequate for their intended use and are adequately covered by insurance.  As of December 31, 2010, we leased all our facilities.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2010, there existed 6 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2010, 4 filed actions in 2010 and 2 filed actions in 2009. There are 207 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of December 31, 2010 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there existed 1 plaintiff that named Universal as of December 31, 2010.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2010 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2010, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2010, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

(b)           General

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

(c)           Other Litigation

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

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC)–Pink Sheets market. From March 31, 2004 through February 22, 2011, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. Commencing February 23, 2011, the Company’s common stock and convertible preferred stock were traded on the OTC Pink Sheets. The following table sets forth the quarterly high and low bid prices during 2010 and 2009. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock

2010	High	Low	High	Low
First Quarter	$0.34	$0.23	$1.01	$0.35
Second Quarter	0.30	0.20	0.35	0.35
Third Quarter	0.28	0.22	0.36	0.35
Fourth Quarter	0.46	0.24	0.75	0.36

	Common Stock		Convertible Preferred Stock

2009	High	Low	High	Low
First Quarter	$0.44	$0.21	$1.50	$0.27
Second Quarter	0.42	0.11	0.45	0.26
Third Quarter	0.39	0.20	1.25	0.45
Fourth Quarter	0.39	0.26	1.27	1.01

(b)           Approximate number of common and convertible preferred stockholders:

Title of Class	Approximate Number of Record Holders (As of March 15, 2011)
Common stock par value $.05 per share	244
Convertible preferred stock par value $.05 per share	519

(c)           Dividends

The Company does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the 1996 Stock Incentive Plan and the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1996 Stock Incentive Plan:
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	0
Colonial Commercial Corp. 2006 Stock Plan:
Equity compensation plans approved by security holders	75,000	$1.85	925,000
Equity compensation plans not approved by security holders	0	$0.00	0
Total	75,000	$1.85	925,000

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.  The plan expired on December 31, 2005 and the 22,000 options that were outstanding and not exercised as of their expiration in June 2009 were forfeited. At December 31, 2010, there were no options outstanding under the Company’s 1996 Stock Option Plan.

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

As of December 31, 2010, 75,000 vested options were outstanding under the Company’s 2006 Stock Option Plan.

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

(f)           Private Placement Purchase Agreements

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano and 300,000 shares by John A. Hildebrandt.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009.”  Within “Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009,” the term “same-store locations” is defined as the portion of the Company’s operations that conducted business throughout each of the years ended December 31, 2010 and December 31, 2009.  Same-store locations may include the addition of new products as well as the deletion of products previously sold at these locations.  We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources,” followed by “Equity Transactions,” and the “Impact of Inflation and Seasonality” on the Company.

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

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,632,829, net of an allowance for doubtful accounts of $694,083, as of December 31, 2010. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

The Company has accounted for, and currently accounts for, income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes.  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.   The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In 2009, management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $1,000,000 as of December 31, 2009. As of December 31, 2010 and 2009, the Company’s net deferred tax asset was zero.

Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009

Sales increased by 2.5%, or $1,971,727, to $80,056,230 for the year ended December 31, 2010 from $78,084,503 for the same period in 2009. The increase in sales was related to the combination of the re-opening of our Hicksville, New York location and the expansion of our commercial HVAC products business.

Gross profit increased by 3.5%, or $730,108, to $21,564,727 for the year ended December 31, 2010 from $20,834,619 for the same period in 2009.  The increase in gross profit is the result of the re-opening of our Hicksville, New York location, the expansion of our commercial HVAC products business and the increase in margins gained through the sale of high-efficiency heating and air conditioning equipment. Gross profit expressed as a percentage of sales was 26.9% in 2010 compared to 26.7% for the comparable period in 2009. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $514,146 and $505,535 for the years ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by 6.0%, or $1,315,667, to $20,786,019 for the year ended December 31, 2010 from $22,101,686 for the same period in 2009. The decrease in selling, general and administrative expense is primarily related to a $332,257 reduction in rent expense, a $271,322 reduction in payroll and benefit costs, an $88,019 reduction on facility costs, an $84,543 reduction in depreciation and amortization, a $76,023 reduction on advertising expense, a $43,534 reduction in insurance expense, and the elimination of $273,023 in non-recurring tender offer expenses.

During the year ended December 31, 2009, the Company incurred a non-cash charge to intangible assets, including customer lists and trade name of our S&A subsidiary, in the amount of $309,900 and incurred a non-cash charge in the amount of $211,204, reflecting the impairment of our RAL subsidiary’s goodwill. There were no such charges during the year ended December 31, 2010.

Net interest expense increased by 19.0%, or $151,010, to $946,261 for the year ended December 31, 2010 from $795,251 for the same period in 2009. The net interest expense increase is primarily the result of an increase in the interest rate of the Company’s credit facility from an average rate of 3.4% for the year ended December 31, 2009 to an average rate of 4.8% for the year ended December 31, 2010.

The Company incurred no income tax expense for the year ended December 31, 2010 compared to a $1,000,000 income tax expense for the same period in 2009. The Company recorded a net deferred federal income tax expense of $1,000,000 for the year ended December 31, 2009 based on the Company’s evaluation of the realizability of its deferred tax asset. The Company records state income tax expense based on year-to-date profit of the Company and its subsidiaries and records federal alternative minimum tax expense as the Company utilizes its net operating loss carryforwards to offset any federal taxes due.  Comparison of the Company’s effective tax rate from period to period may not be consistent as the Company’s subsidiaries file separate state tax returns and the Company files a consolidated federal return.  State taxes vary with the profit of the Company and its separate subsidiaries, while federal taxes are based upon the consolidation of the Company and its subsidiaries.

The Company’s net income was $106,398 for the year ended December 31, 2010 compared to a net loss of $3,343,696 for the same period in 2009.  The increase in net income is the result of the $730,108 increase in gross profit, the $1,315,667 decrease in selling, general and administrative expense, the elimination of $521,104 in non-recurring non-cash charges, offset by the $151,010 increase in net interest expense, and the elimination of $1,000,000 due to the increase in the related valuation allowance of the Company’s deferred tax asset.

Liquidity and Capital Resources

Credit Facility

The Company has a secured credit facility with Wells Fargo Bank, National Association (“Wells”) in the amount of $20 million. The terms of the credit facility are set forth in the Credit and Security Agreement, dated as of July 28, 2004, as amended, modified , supplemented or restated from time to time (the “Agreement”) between the Company and Wells.

The Company and Wells on March 15, 2011 entered into a Sixth Amendment to the Agreement (the “Sixth Amendment”). Prior to the Sixth Amendment, the $20 million credit facility included an inventory sublimit of $9,000,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, a letter of credit sublimit of $250,000 and seasonal overadvances in 2010 and 2011 of $1,000,000 and $500,000, respectively. The interest rate under the facility for advances, other than overadvances, was three month LIBOR (as defined) plus 4.5% and the interest rate for overadvances was an additional 0.25%. Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Pursuant to the Sixth Amendment, the Company’s inventory sublimit was decreased from $9,000,000 to $7,500,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 85% of net orderly liquidation value of the eligible inventory. Seasonal overadvances were amended from $500,000 in 2011 to a temporary increase of 100% of net orderly liquidation value (as defined), not to exceed $750,000, for 120 days, at which time it decreases 1% per week until it has been reduced to 85% of net orderly liquidation value. The amendment also decreased the interest rate under the facility from three month LIBOR (as defined) plus 4.5% to three month LIBOR plus 3.0% and extended the maturity date of the credit facility to August 1, 2015.

Availability under the credit facility was $704,317 as of December 31, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $10,770,235 as of December 31, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At December 31, 2010, the amount outstanding on this Note was $1,688,416 and the interest expense related to the Note was $119,258 for the year ended December 31, 2010.

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

The provision in the credit facility which provided that in the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained, has been amended pursuant to the Sixth Amendment to provide that in the event Mr. Pagano ceases to serve as the President of Universal or Executive Vice President of RAL or President of S&A, then the Company shall appoint another senior executive officer to enter into a support agreement in substantially the same form as the support agreement entered into by Mr. Pagano pursuant to the original credit facility.

The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures. The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities. The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants. Pursuant to the Sixth Amendment, the Company and its lender have agreed on financial covenants for the period through December 31, 2011. If the covenants for the year ended December 31, 2012 have not been determined by January 31, 2012, then the 2011 covenants will remain in effect for 2012.

The covenants required that the Company’s net loss for the year ended December 31, 2010 be not more than $(85,000). Actual net income for the year ended December 31, 2010 was $106,398.

The covenants required that for the year ended December 31, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $1,725,000. The Company satisfied this covenant as follows: Net income was $106,398 and net adjustments in determining the cash flows under the Agreement were $2,059,465. Accordingly, actual net cash flows, as defined in the credit facility, for the year ended December 31, 2010 for the purposes of the covenant were $2,165,863.

The covenants required that for the year ended December 31, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,260,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $2,376,607 and net adjustments under the Agreement were $63,127. Accordingly, tangible net worth as of December 31, 2010, as defined in the credit facility, was $2,439,734.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the year ended December 31, 2010 were $227,190, of which $137,278 was financed at an average interest rate of 3.5% extending to June 2015.As of December 31, 2010, the Company had $75,389 in cash compared with $746,629 at December 31, 2009.

Net cash provided by operating activities was $2,150,104 for the year ended December 31, 2010. The net cash provided by operating activities for the 2010 period is primarily a result of non-cash charges of $963,418, changes in operating assets and liabilities of $1,080,288, and net income of $106,398. The increase in accounts receivable of $713,265 is primarily related to increased sales volume in November and December 2010 compared to November and December 2009.  The decrease in inventory of $824,902 is primarily related to tighter controls on inventory for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Cash flows used in investing activities were $69,212 during the year ended December 31, 2010, due to purchases of equipment in the amount of $89,912, offset by proceeds from disposal of property and equipment in the amount of $20,700.

Cash flows used in financing activities of $2,752,131 for the year ended December 31, 2010 consisted of $2,320,431 in net repayments under the credit facility-revolving credit, $395,649 for repayments of notes payable, and repayments of notes payable in the amount of $36,051 related to the tender offer referred to under “Equity Transactions.”

Equity Transactions

In October, 2009 the Company purchased and retired 154,834 shares of Convertible Preferred Stock in a tender offer at $1.25 per share. The Company accounted for these transactions utilizing the constructive retirement method. As of December 31, 2010 and 2009, the number of convertible preferred shares outstanding was 293,057.

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano and 300,000 shares by John A. Hildebrandt.

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon of EisnerAmper LLP, appear herein. See Index to Consolidated Financial Statements, appearing on page F-1.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee.

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

Name	Age (As of March 15, 2011)	Position with the Company

Directors and Executive Officers:

Dr. E. Bruce Fredrikson	72	Director, Chairman of Audit Committee

Pete Gasiewicz	56	Director, Vice President of Sales

Melissa Goldman-Williams	43	Director, Vice President of Operations

Michael Goldman	72	Director, Chairman of the Board

Stuart H. Lubow	53	Director, Chairman of Nominating Committee

Ronald H. Miller	67	Director

William Pagano	71	Director and Chief Executive Officer of the Company and President of Universal

William Salek	49	Chief Financial Officer and Secretary of the Company and Vice President of Universal

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

The nominating committee of the Board of Directors has concluded that Dr. Fredrikson should serve as a director because he has extensive accounting and corporate finance experience, which is particularly valuable in serving as Chairman of the Company’s Audit Committee. The nominating committee also took into account that Dr. Fredrikson is independent, as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

Pete Gasiewicz

Pete Gasiewicz was appointed as a Director on February 24, 2011. Mr. Gasiewicz has served as Vice President of Sales of the Company since January 2008. Mr. Gasiewicz has extensive knowledge and experience in HVAC and the distribution business. Previously, Mr. Gasiewicz was President of Fedders North America, Senior Vice President of Fedders Corporation, Vice President and General Manager of International Comfort Products/Carrier Corporation (ICP), a division of United Technologies Corporation. Mr. Gasiewicz has also served as President of two wholly-owned ICP distributors operating approximately 31 locations and has held various other positions in the HVAC industry.  He holds a Bachelor of Arts Degree in Economics from New Jersey’s Ramapo College and has obtained a variety of technical certifications. He also has continuing education background at Darden School of Business, University of Virginia and holds a variety of HVAC technical certifications. Mr. Gasiewicz is also a Vietnam Era Veteran who served with the United States Marine Corps.

The nominating committee of the Board of Directors has concluded that Mr. Gasiewicz should serve as a director because he has extensive experience in the HVAC industry, which is valuable in understanding the Company’s operations.

Melissa Goldman-Williams

Melissa Goldman-Williams was appointed Vice President of Operations on February 24, 2011. Mrs. Goldman-Williams has been a Director of the Company since October 2004. She has been a member of the Board of Directors of Goldman Associates since January 1996, and during the periods from January 2004 to January 2007 and from January 2010 to January 2011 she also served as the Chief Operating Officer of Goldman Associates. From January 2007 to January 2010, she was the Chief Operating Officer of Westye East, an appliance distributor. She also served as Chief Operating Officer of the HVAC distribution division of Goldman Associates from 1996 to 2001, at which time the division was acquired by Colonial. She holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University. She is the daughter of Michael Goldman, the Chairman of the Board of the Company.

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

Stuart H. Lubow

Stuart H. Lubow has been a Director of the Company since May 11, 2006.  Mr. Lubow is a founder, Chairman, President and Chief Executive Officer of Community National Bank. Mr. Lubow was founder, President and Chief Executive Officer of Community State Bank from 1997 to 2003 and was the Executive Vice President and Chief Operating Officer of Garden State Bank until 1996.  Mr. Lubow has been a banking executive for over 30 years. He is a past Chairman of the Community Bankers Association of New Jersey, as well as the former Chairman of the Teaneck Development Corporation. Mr. Lubow holds a B.A. in Accounting from Moravian College and has served as an instructor at the New York University School of Continuing Education.

The nominating committee of the Board of Directors has concluded that Mr. Lubow should serve as a director because he has extensive banking experience. This experience is particularly useful to the Company when seeking to extend current financing or obtain new financing. The nominating committee also took into account that Mr. Lubow is independent, as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

Ronald H. Miller

Ronald H. Miller has been a Director of the Company since 1983.  Mr. Miller holds a B.S. in Education from Ohio State University and a J.D. from Ohio State University.  Mr. Miller was engaged in the practice of law since 1969 until his retirement in 2007.  Mr. Miller is an acting Judge of Auglaize County Municipal Court in the State of Ohio.

The nominating committee of the Board of Directors has concluded that Mr. Miller should serve as a director because he has continuously served on the Board since the Company’s reorganization in 1983 and he has 40 years of legal experience to provide to the Company. The nominating committee also took into account that Mr. Miller is independent, as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

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

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2010 through December 31, 2010, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all employees, including all employees of the Company’s subsidiaries, as well as each member of the Company’s Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Dr. E. Bruce Fredrikson and Ronald H. Miller.  The Board of Directors had determined that it has two audit committee financial experts serving on the Audit Committee, Dr. Fredrikson and Ronald H. Miller.  Both Dr. Fredrikson and Mr. Miller are independent Directors as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2010 and 2009 to William Pagano and William Salek, the only named executive officers of the Company as of December 31, 2010 whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William Pagano—Director and Chief	2010	$180,000	-	-	$180,000
Executive Officer of the Company and	2009	$155,385	-	-	$155,385
President of Universal*

William Salek—Chief Financial Officer	2010	$120,500	-	-	$120,500
and Secretary of the Company and Vice	2009	$120,500	-	-	$120,500
President and Secretary of Universal**

* In 2009 Mr. Pagano waived (i) 50% of his salary, or $30,000, for the period beginning on January 1, 2009 and ending on March 28, 2009 and (ii) 10% of his salary, or $14,615, for the period beginning on March 29, 2009 and ending on December 31, 2009. Mr. Pagano also waived 10% of his salary, or $20,000, for the full fiscal year 2010.

** In 2009 Mr. Salek waived 10% of his salary, or $9,500, for the period beginning on March 29, 2009 and ending on December 31, 2009. In 2010 Mr. Salek waived (i) 10% of his salary, or $9,000, for the period beginning on January 1, 2010 and ending on August 29, 2010 and (ii) 5% of his salary, or $5,000, for the period beginning on August 30, 2010 and ending on September 27, 2010.

During the fiscal years ended 2010 and 2009, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Pagano is the Chief Executive Officer of the Company. Mr. Salek is the Chief Financial Officer and Secretary of the Company.

William Pagano

Universal Supply Group, Inc., (“Universal”), a wholly owned subsidiary of the Company, and Mr. Pagano entered into an employment agreement dated as of June 25, 1999, as amended, (“Employment Agreement”), which expired on December 31, 2010, pursuant to which the Company employed Mr. Pagano as President of Universal. The Employment Agreement provided for (i) a salary of $200,000 per year, reduced by any amounts payable to Mr. Pagano for loss of earnings or the like under any insurance plan or policy, the premiums for which are paid for in their entirety by the Company; (ii) fringe benefits commensurate with Mr. Pagano’s position as President, in such group life, health, accident, disability or hospitalization insurance plans, subject to underwriting requirements as Universal, or its parent, may make available to its other executive employees and (iii) additional incentive compensation based on a percentage of earnings, as defined below, of the subsidiaries, limited to two times his base compensation. Mr. Pagano is subject to the confidentiality and non-compete provisions set forth in the Employment Agreement.

In 2009 Mr. Pagano waived (i) 50% of his salary, or $30,000, for the period beginning on January 1, 2009 and ending on March 28, 2009 and (ii) 10% of his salary, or $14,615, for the period beginning on March 29, 2009 and ending on December 31, 2009. Mr. Pagano also waived 10% of his salary, or $20,000, for the full fiscal year 2010.

For the calendar years 2009 and 2010, Mr. Pagano earned, as incentive compensation, a percentage of the Incentive Compensation Base. Incentive Compensation Base shall mean the Universal’s net earnings (as determined by the Company, Universal’s parent) which are included in the Company’s consolidated audited financial statements, plus the amount of any deductions from net earnings which are made in such statements for (i) interest paid or accrued in connection with the acquisition of the Universal, (ii) Federal income taxes, (iii) parent company management fees or allocation of overhead from the parent company either paid or accrued and (iv) incentive compensation under this Agreement. Earnings of businesses acquired by Universal shall be included in determining incentive compensation base. Incentive compensation will be paid within 30 days following receipt by Universal of the Independent Accountant’s report for the year involved and said report shall be binding and conclusive on the calculation of net earnings and incentive compensation. Incentive compensation for any year beginning in 2005 shall in no event exceed two times Mr. Pagano’s base compensation for such year.

Portion of Incentive Compensation Base			Additional Compensation Percentages

Up to		$ 250,000	8%
$ 251,000	to	$ 500,000	9%
$ 501,000	to	$ 750,000	10%
$ 751,000	to	$ 1,000,000	11%
$ 1,001,000		And over	12%

For the fiscal year ending December 31, 2010, the incentive compensation base was $465,211 and the incentive compensation was computed as follows:

2010
Incentive Compensation Base	Additional Compensation Percentages	Incentive Compensation

$ 250,000	at 8%	$ 20,000
$ 215,211	at 9%	$ 19,369
$ 0	at 10%	$ 0
$ 0	at 11%	$ 0
$ 0	at 12%	$ 0
$ 465,211		$ 39,369

Total incentive compensation for the fiscal year ended December 31, 2010 was $39,369. On March 7, 2011, Mr. Pagano waived his right to receive incentive compensation for 2010.

For the fiscal year ending December 31, 2009, the incentive compensation base was $0, therefore, total incentive compensation for the fiscal year ended December 31, 2009 was $0.

Mr. Pagano’s employment agreement expired on December 31, 2010. Mr. Pagano is currently employed by the Company on an at-will basis at an annual compensation rate of $200,000.

In the event Mr. Pagano ceases to serve as the President of Universal or Executive Vice President of RAL or President of S&A, the Company will appoint another senior executive officer to enter into a support agreement in substantially the same form as the support agreement entered into by Mr. Pagano pursuant to the original credit facility.

William Salek

Mr. Salek is employed by the Company on an at-will basis at an annual compensation rate of $130,000. In 2009 Mr. Salek waived 10% of his salary, or $9,500, for the period beginning on March 29, 2009 and ending on December 31, 2009. In 2010 Mr. Salek waived (i) 10% of his salary, or $9,000, for the period beginning on January 1, 2010 and ending on August 29, 2010 and (ii) 5% of his salary, or $5,000, for the period beginning on August 30, 2010 and ending on September 27, 2010. Mr. Salek did not receive an incentive award for the fiscal years ending December 31, 2010 and 2009.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding for the named executive officers as of December 31, 2010.

Potential Payments Upon Termination or Change In Control

No named executive officer is entitled to any payments upon the termination or retirement of such named executive officer or upon a change of control of the Company.

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total
Dr. E. Bruce Fredrikson	$22,000	-	-	$22,000

Melissa Goldman-Williams	$12,000	-	-	$12,000

Michael Goldman	$12,000	-	-	$12,000

Stuart H. Lubow	$12,000	-	-	$12,000

Ronald H. Miller	$12,000	-	-	$12,000

*The dollar amount of stock option awards is calculated in accordance with FASB ASC Topic 718. The aggregate number of options outstanding as of December 31, 2010 for each Dr. Fredrikson, Mr. Lubow and Mr. Miller was 25,000.

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

Pete Gasiewicz was appointed as a Director on February 24, 2011. Mr. Gasiewicz has served as Vice President of Sales of the Company since January 2008 and as an employee of the Company, will not receive director fees.

Melissa Goldman-Williams was appointed Vice President of Operations on February 24, 2011 and as an employee of the Company, will no longer receive director fees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2011, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of the executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class	Amount and Nature of Beneficial Ownership*	Percent of Class

Officers and Directors:
Dr. E. Bruce Fredrikson	35,600	(1)	**	0	**
Melissa Goldman-Williams	5,400		**	0	**
Michael Goldman	4,317,329	(2)	46.69%	91,065	31.07%
Stuart H. Lubow	25,000	(3)	**	0	**
Ronald H. Miller	26,054	(4)	**	0	**
William Pagano	968,971	(5)	10.55%	0	**
William Salek	45,000	(6)	**	0	**
All Officers and Directors as a Group:	5,423,354	***	58.95%	91,065	31.07%

Holders of over 5% of a class of stock who are not Officers or Directors:
Rita C. Folger	1,178,719	(7)	12.83%	0	**
Goldman Associates of New York, Inc.	3,979,255	(8)	43.47%	0	**

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

(2)  Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates of New York, Inc. (“Goldman Associates”). Goldman Associates is the owner of 3,979,255 shares of Common Stock (“Goldman Shares”). Mr. Goldman is the owner of 247,009 shares of Common Stock, 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and the beneficial owner of the Goldman Shares.  Mr. Goldman’s Common Stock ownership in the table above reflects the aggregate amount of his beneficially owned shares consisting of: (i) 247,009 shares of Common Stock, (ii) 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and (iii) the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates and Michael Goldman disclaim beneficial ownership.  Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(3)  Stuart H. Lubow’s beneficial ownership consists of 25,000 shares of Common Stock issuable upon exercise of his options.

(4)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

(5)  William Pagano’s beneficial ownership consists of 935,638 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6)  William Salek’s beneficial ownership consists of 45,000 shares of Common Stock.

(7)  Rita C. Folger’s beneficial ownership consists of 1,145,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger.  Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Mr. Folger disclaims beneficial ownership of his wife’s shares.

(8)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 3,979,255 shares of Common Stock.  See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $215,534 and $251,556 during the years ended December 31, 2010 and 2009, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2010 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2012. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended December 31, 2010 and 2009 were $20,093 and $130,936, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $268,896 and $252,879 during the years ended December 31, 2010 and 2009, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2012.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 for each of the years ended December 31, 2010 and 2009.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the note held by Mr. Salek amounted to $1,146 for the year ended December 31, 2009.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 for the year ended December 31, 2009.

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

At December 31, 2010 the remaining principal on the above notes were $25,460, $48,383, $9,901 and $28,289, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $3,601, $6,843, $1,400 and $4,001, respectively, for the year ended December 31, 2010. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,695, $5,122, $1,048 and $2,995, respectively, for the year ended December 31, 2009.

(g)
On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano.

(h)
On February 24, 2011, the Board of Directors of the Company appointed Melissa Goldman-Williams to serve as Vice President of Operations. Mrs. Goldman-Williams receives a salary of $135,000 per year. Mrs. Goldman-Williams is a director of the Company and is the daughter of Michael Goldman, the Chairman of the Board of the Company.

The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Director Independence

The Board of Directors is comprised of six members, of which three are classified as “independent” as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2). The three independent Directors are Dr. E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2010 and 2009 were $235,000 and $235,000, respectively. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that were normally provided by EisnerAmper LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from EisnerAmper LLP in 2010 or 2009. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from EisnerAmper LLP in 2010 or 2009. Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

All other fees for professional services rendered to the Company by EisnerAmper LLP during the fiscal years 2010 and 2009 were $0 and $22,500, respectively.

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8., Financial Statements and Supplementary Data

(2)	Financial Statement Schedules. See F-1 through F-, attached

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit	Exhibit Name	Filed Herewith	Form	Date Filed With SEC	Incorporated By Reference From Exhibit

3.01	Restated Certificate of Incorporation of Registrant dated January 6, 1983		10-K	03-30-06	3.01
(a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986		10-K	03-30-06	3.01(a)
(b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988		10-K	03-30-06	3.01(b)
(c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(c)
(d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(d)
(e)	Certificate of Amendment of the Certificate of Incorporation dated September 29, 2006		10-Q	11-13-06	3.01

3.02	By-Laws of Registrant		10-K	03-30-06	3.02
(a)	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01	Specimen of Common Stock Certificate		10-K	03-30-06	4.01

4.02	Specimen of Convertible Preferred Stock Certificate		10-K	03-30-06	4.02

10.01	Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	07-09-99	10(a)(iii)
(a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	11-02-05	10.02
(b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	06-20-05	99.1
(c)	Amendment Number 3 dated as of March 12, 2007 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	03-12-07	10.04

10.02	1996 Stock Option Plan		S-8	10-02-97	28B

10.03	2006 Stock Plan		10-Q	11-13-06	10.01
(a)	Form of stock option grant letter		8-K	12-06-06	10.01

10.04	Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.	10-KSB	03-30-99	10(g)
(a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999	8-K	07-09-99	10(a)(ii)

10.05	Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
(a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.	10-Q	08-16-04	10.1
(b)	First Amendment to the Credit Security Agreement dated May 11, 2006	8-K	06-27-06	10.02
(c)	Second Amendment to the Credit Security Agreement dated September 10, 2007	8-K	09-14-07	10.08
(d)	Third Amendment to the Credit Security Agreement dated November 12, 2009	10-Q	11-13-09	10.04
(e)	Fourth Amendment to the Credit Security Agreement dated March 4, 2010	8-K	03-10-10	10.17
(f)	Fifth Amendment to the Credit Security Agreement dated May 11, 2010	10-Q	05-12-10	10.06
(g)	Sixth Amendment to the Credit Security Agreement dated March 15, 2011	8-K	03-21-11	10.07

10.06
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
		10-K	11-18-03	10(g)

10.07	Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.08	Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.10

10.09	Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.11

10.10	Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(b)	Convertible Note Payable	10-Q	08-16-04	4.2
(c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	10-K	03-31-08	10.13(c)
(d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	10-K	03-31-08	10.13(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-13-09	10.06
(f)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-13-09	10.09
(g)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	3-10-10	10.08
(h)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	3-10-10	10.12
(i)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	3-02-11	10.10
(j)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	3-02-11	10.15

10.11	Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(a)	Private Placement Agreement	10-Q	08-16-04	4.4
(b)	Secured Note	10-Q	08-16-04	4.5
(c)	Warrant	10-Q	08-16-04	4.6
(d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	10-K	03-31-08	10.14(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-13-09	10.03
(f)	Amendment No. 3 dated March 5, 2010 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	3-10-10	10.04
(g)	Amendment No. 4 dated March 1, 2011 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	3-02-11	10.05

10.12	Form Private Placement Purchase Agreement by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors.”	8-K	3-02-11	10.16

10.13
Asset Purchase Agreement dated September 5, 2003 for the purchase of certain assets, subject to certain liabilities of The RAL Supply Group, Inc., by RAL Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.
		8-K	10-15-03	10(a)(i)

10.14	RAL Closing Statement dated September 30, 2003	8-K	10-15-03	10(a)(ii)

10.15	Asset Purchase Agreement dated September 10, 2007 for the purchase of certain assets, subject to certain liabilities of S&A Supply, Inc. by S&A Purchasing Corp., a wholly-owned subsidiary of Colonial Commercial Corp.	8-K	09-14-07	10.01
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

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended.  Our audit also included the financial statement schedule – Valuation and Qualifying Accounts – listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EisnerAmper LLP

New York, New York
March 23, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$75,390	$746,629
Accounts receivable, net of allowance for doubtful accounts of $694,083 in 2010 and $619,740 in 2009	9,632,829	9,468,123
Inventory	10,781,069	11,588,971
Prepaid expenses and other current assets	1,111,625	895,505
Total current assets	21,600,913	22,699,228
Property and equipment	1,126,810	1,349,679
Goodwill	1,416,929	1,416,929
Other intangibles	-	2,500
Other assets - noncurrent	172,913	134,205
	$24,317,565	$25,602,541
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,513,506	$7,402,536
Accrued liabilities	1,674,403	1,559,880
Income taxes payable	2,360	4,374
Borrowings under credit facility - revolving credit	10,770,235	13,090,666
Notes payable - current portion; includes related party notes of $32,009 in 2010 and 2009	1,094,275	108,313
Total current liabilities	20,054,779	22,165,769
Convertible notes payable-related party	200,000	200,000
Notes payable, excluding current portion; includes related party notes of $830,024 in 2010 and $862,033 in 2009	1,686,179	966,563
Total liabilities	21,940,958	23,332,332
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2010 and 2009, liquidation preference of $1,465,285 in 2010 and 2009	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 4,654,953 shares issued and outstanding in 2010 and 2009	232,747	232,747
Additional paid-in capital	10,634,782	10,634,782
Accumulated deficit	(8,505,575)	(8,611,973)
Total stockholders' equity	2,376,607	2,270,209
	$24,317,565	$25,602,541

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
Sales	$80,056,230	$78,084,503
Cost of sales	58,491,503	57,249,884
Gross profit	21,564,727	20,834,619

Selling, general and administrative expenses, net	20,786,019	22,101,686
Impairment of other intangibles	-	309,900
Write off of goodwill	-	211,204
Operating income (loss)	778,708	(1,788,171)

Other income	273,951	239,726
Interest expense, net; includes related party interest of $65,720 in 2010 and $65,494 in 2009	(946,261)	(795,251)
Income (loss) before income tax expense	106,398	(2,343,696)

Income tax expense	-	1,000,000
Net income (loss)	$106,398	$(3,343,696)

Income (loss) per common share:
Basic	$0.02	$(0.72)
Diluted	$0.02	$(0.72)

Weighted average shares outstanding:
Basic	4,654,953	4,654,953
Diluted	4,948,010	4,654,953

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2008	447,891	4,654,953	$22,395	$232,747	$10,797,534	$(5,268,277)	$5,784,399

Net Loss						(3,343,696)	(3,343,696)
Tender offer preferred shares	(154,834)		(7,742)		(185,801)		(193,543)
Stock-based compensation					23,049		23,049
Balance at December 31, 2009	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,611,973)	$2,270,209

Net Income						106,398	106,398
Balance at December 31, 2010	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,505,575)	$2,376,607

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended
	2010	2009
Cash flows from operating activities:
Net income (loss)	$106,398	$(3,343,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense	-	1,000,000
Stock-based compensation	-	23,049
Provision for doubtful accounts	548,559	539,310
Inventory reserves	(17,000)	98,000
Depreciation	437,036	506,993
Net gain on sale of fixed assets	(7,677)	(15,358)
Amortization of intangibles	2,500	17,085
Write-off of goodwill	-	211,204
Impairment of other intangibles	-	309,900
Changes in operating assets and liabilities
Accounts receivable	(713,265)	(1,204,802)
Inventory	824,902	2,019,623
Prepaid expenses and other current assets	(216,120)	195,129
Other assets – noncurrent	(38,708)	25,596
Trade payables	1,110,970	382,794
Accrued liabilities	114,523	92,636
Income taxes payable	(2,014)	3,816
Net cash provided by operating activities	2,150,104	861,279

Cash flows from investing activities:
Additions to property and equipment	(89,912)	(180,326)
Proceeds from disposal of property and equipment	20,700	43,816
Net cash used in investing activities	(69,212)	(136,510)

Cash flows from financing activities:
Repurchase of preferred stock	-	(193,543)
Repayments of notes payable; includes related party repayments of $0 in 2010 and $92,500 in 2009	(395,649)	(291,014)
Issuance of notes payable in connection with financing tender offer	-	446,033
Repayment of notes payable to related parties in connection with financing tender offer	(36,051)	(283,805)
Repayments under credit facility - revolving credit, net	(2,320,431)	(73,198)
Net cash used in financing activities	(2,752,131)	(395,527)
(Decrease) increase in cash	(671,239)	329,242
Cash - beginning of period	746,629	417,387
Cash - end of period	$75,390	$746,629

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.  Summary of Significant Accounting Policies and Practices

(a) Description of Business

Colonial Commercial Corp. (“Colonial”), through its operating subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc. (“S&A”) (together, the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC), climate control products, plumbing and electrical fixtures and supplies and appliances to building contractors and other users, which the Company considers its only operating segment.  The Company’s products are marketed primarily to HVAC, plumbing and electrical contractors, who, in turn, sell such products to residential and commercial/industrial customers.  The Company’s customers are primarily located in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.  The Company has no long term agreement with any customer.  The Company deals with its customers on a purchase order by purchase order basis.  The Company has no material long term agreements with any supplier.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves.  All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

(b) Basis of Presentation

While the Company incurred a net loss of $3,343,696 for the year ended December 31, 2009, the Company had net income of $106,398 for the year ended December 31, 2010.  At December 31, 2010, the Company had an accumulated deficit of $8,505,575 and working capital of $1,546,134. The Company’s credit facility provides that financial covenants are to be determined on an annual basis by agreement between the Company and its lender and compliance is required on a quarterly basis.  The Company is in compliance with these covenants as of December 31, 2010.  The Company and its lender have agreed on financial covenants for the period through December 31, 2011. If the covenants for the year ended December 31, 2012 have not been determined by January 31, 2012, then the 2011 covenants will remain in effect for 2012. The continuation of the credit agreement is conditioned on the Company and the lender reaching agreement on financial covenants and the Company complying with those covenants in the future.

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Colonial and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(e) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010 and 2009.

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

Service charges on past due trade receivables are recognized as other income when collected.

(g) Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods.  Cost is determined using the first-in, first-out method.

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $514,146 and $505,535 for the years ended December 31, 2010 and 2009, respectively.

The Company’s reserve for slow-moving and obsolete inventory at December 31, 2010 amounted to $484,000, a decrease of $17,000 during the year ended December 31, 2010.

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
Notes to Consolidated Financial Statements

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

(j) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At December 31, 2010, goodwill on the Company’s books of $1,416,929 relate entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was higher than its carrying value as of December 31, 2010 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name. There was no such charge during the year ended December 31, 2010.

As a result of an assessment of RAL’s present and future business condition as of December 31, 2009, the Company determined the fair value of RAL’s equity was lower than the carrying amount, measured the impairment, and concluded the total amount of the recorded goodwill on RAL’s books is impaired. As a result, the Company recorded a non-cash charge in the amount of $211,204 which reflects the impairment of the RAL’s net goodwill amount. There was no such charge during the year ended December 31, 2010.

As a result of the Company’s annual impairment tests, as of December 31, 2010 and 2009, there was no indication of impairment for goodwill for Universal. Goodwill and other intangible assets amounting to $1,416,929 and $0 at December 31, 2010 and $1,416,929 and $2,500 at December 31, 2009, respectively, consist of assets arising from acquisitions.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(m) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $1,000,000 as of December 31, 2009. As of December 31, 2010 and 2009, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  The adoption of this accounting guidance had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. The Company has no unrecognized tax benefits recorded for the year ended December 31, 2010 and does not expect this position to change during the next twelve months. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal income tax examinations in process, however, one of the Company’s subsidiaries is under examination for income, sales and use tax in the State of New Jersey and one of the Company’s subsidiaries is under examination for sales and use tax in the State of Massachusetts. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and state and local tax authorities for tax years prior to and including 2003. The Company does, however, have prior year net operating losses dating back to 2000, which are subject to examination.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(p) Recent Issued Accounting Pronouncements

In December 2010, the FASB issued an amendment which affects entities that have recognized goodwill and have one or more reporting units whose carrying amounts for purposes of performing Step 1 of the goodwill impairment test is zero or negative, to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The standard allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

(q) Reclassification

The Company has reclassified certain prior period amounts to conform to the current year presentation.

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009
Computer hardware and software	$1,282,837	$1,280,454
Furniture and fixtures	245,276	245,276
Leasehold improvements	1,686,811	1,644,106
Showroom fixtures and displays	384,027	365,135
Automobiles	955,193	873,525
	4,554,144	4,408,496
Less accumulated depreciation and amortization	(3,427,334)	(3,058,817)
	$1,126,810	$1,349,679

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense amounted to $437,036 and $506,993 for the years ended December 31, 2010 and 2009, respectively.

3. Other Intangible Assets

The Company has certain identifiable intangible assets that are subject to amortization.  Intangible assets are included in “Other intangibles” in the consolidated balance sheets. The components of intangible assets are as follows:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life (Years)
Covenants Not to Compete	$251,667	$(251,667)	$0	$251,667	$(249,167)	$2,500	3-5
Customer List	$291,864	$(291,864)	$0	$291,864	$(291,864)	$0	-
Trade Name	$72,966	$(72,966)	$0	$72,966	$(72,966)	$0	-
Total	$616,497	$(616,497)	$0	$616,497	$(613,997)	$2,500

Amortization expense amounted to $2,500 and $17,085 for the years ended December 31, 2010 and 2009, respectively.

As a result of an assessment of S&A’s business condition at the end of the quarter ended June 30, 2009, the Company recorded a non-cash charge in the amount of $309,900 which reflects the impairment of S&A’s client list and trade name estimated net book value. There was no such charge for the year ended December 31, 2010.

4. Financing Arrangement

The Company has a secured credit facility with Wells Fargo Bank, National Association (“Wells”) in the amount of $20 million. The terms of the credit facility are set forth in the Credit and Security Agreement, dated as of July 28, 2004, as amended, modified , supplemented or restated from time to time (the “Agreement”) between the Company and Wells.

The Company and Wells on March 15, 2011 entered into a Sixth Amendment to the Agreement (the “Sixth Amendment”). Prior to the Sixth Amendment, the $20 million credit facility included an inventory sublimit of $9,000,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 100% of liquidation value of the eligible inventory, a letter of credit sublimit of $250,000 and seasonal overadvances in 2010 and 2011 of $1,000,000 and $500,000, respectively. The interest rate under the facility for advances, other than overadvances, was three month LIBOR (as defined) plus 4.5% and the interest rate for overadvances was an additional 0.25%. Borrowings under the credit facility are secured by substantially all the assets of the Company, as defined in the Agreement.

Pursuant to the Sixth Amendment, the Company’s inventory sublimit was decreased from $9,000,000 to $7,500,000, with an inventory advance rate equal to the lesser of (a) 57% of cost or fair market value or (b) 85% of net orderly liquidation value of the eligible inventory. Seasonal overadvances were amended from $500,000 in 2011 to a temporary increase of 100% of net orderly liquidation value (as defined), not to exceed $750,000, for 120 days, at which time it decreases 1% per week until it has been reduced to 85% of net orderly liquidation value. The amendment also decreased the interest rate under the facility from three month LIBOR (as defined) plus 4.5% to three month LIBOR plus 3.0% and extended the maturity date of the credit facility to August 1, 2015.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Availability under the credit facility was $704,317 as of December 31, 2010 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $171,000.  The balance outstanding under the credit facility was $10,770,235 as of December 31, 2010.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and is payable in monthly principal installments over a two-year period beginning September 24, 2010. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth among other things the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At December 31, 2010, the amount outstanding on this Note was $1,688,416 and the interest expense related to the Note was $119,258 for the year ended December 31, 2010.

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

The provision in the credit facility which provided that in the event that Mr. Pagano no longer performs the duties of the President of Universal or the Vice President of RAL for any reason other than death or disability, the Company will be considered in default of its credit agreement with Wells unless a waiver is obtained, has been amended pursuant to the Sixth Amendment to provide that in the event Mr. Pagano ceases to serve as the President of Universal or Executive Vice President of RAL or President of S&A, then the Company shall appoint another senior executive officer to enter into a support agreement in substantially the same form as the support agreement entered into by Mr. Pagano pursuant to the original credit facility.

The credit facility contains covenants that are determined annually and compliance is required on a quarterly basis as it relates to net income, cash flows, tangible net worth, and annual capital expenditures. The credit facility also restricts the payment of dividends, subordinated debt and purchase of securities. The continuation of the credit facility is conditioned upon the Company and Wells reaching agreement on the covenants. Pursuant to the Sixth Amendment, the Company and its lender have agreed on financial covenants for the period through December 31, 2011. If the covenants for the year ended December 31, 2012 have not been determined by January 31, 2012, then the 2011 covenants will remain in effect for 2012.

The covenants required that the Company’s net loss for the year ended December 31, 2010 be not more than $(85,000). Actual net income for the year ended December 31, 2010 was $106,398.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The covenants required that for the year ended December 31, 2010, the Company’s net cash flows, as defined in the credit facility, be not less than $1,725,000. The Company satisfied this covenant as follows: Net income was $106,398 and net adjustments in determining the cash flows under the Agreement were $2,059,465. Accordingly, actual net cash flows, as defined in the credit facility, for the year ended December 31, 2010 for the purposes of the covenant were $2,165,863.

The covenants required that for the year ended December 31, 2010, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,260,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $2,376,607 and net adjustments under the Agreement were $63,127. Accordingly, tangible net worth as of December 31, 2010, as defined in the credit facility, was $2,439,734.

The covenants required that the Company’s capital expenditures in 2010 be not more than $350,000. Actual capital expenditures for the year ended December 31, 2010 were $227,190, of which $137,278 was financed at an average interest rate of 3.5% extending to June 2015.

5. Notes Payable

Notes payable consist of the following at December 31:

	2010	2009
Various term notes payable: (collateralized by the book value of equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $7,480 and $6,675 for 2010 and 2009, respectively, bearing interest between 0% to 9.9%	$215,861	$162,648

Term notes payable to related parties: subordinated unsecured convertible notes payable, bearing interest at the prime rate plus 2%, interest payable quarterly, with the principal payable on January 1, 2012. The notes are convertible into 66,666 shares of common stock at $3.00 per share during the term of the notes.(1)	200,000	200,000

Term note of $750,000 payable to a related party: subordinated secured note payable, bearing interest at the prime rate, which was 3.25% at December 31, 2010, plus 2%, interest payable quarterly, with the principal payable on January 1, 2012.(2)	750,000	750,000

Promissory notes payable to related parties and a private investor: subordinated unsecured notes payable, bearing interest at 12% per annum, payable in twenty equal quarterly payments of principle and accrued interest beginning October 10, 2009.(3)	126,177	162,228

Promissory note payable to a supplier: subordinated unsecured note, bearing interest at 8%, payable in monthly principal installments over a two-year period beginning September 24, 2010.(4)	1,688,416
	2,980,454	1,274,876
Less current installments	(1,094,275)	(108,313)
	$1,886,179	$1,166,563

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)
Included in the above term notes payable bearing interest at the prime rate plus 2% are two notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, and $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company. On March 1, 2011, the Company amended the Convertible Notes dated as of July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for the first maturity date and the final maturity date of each note to be extended to January 1, 2012 so that the entire principal amount of each note is due and payable on January 1, 2012.

(2)
The term note payable bearing interest at prime rate plus 2% is to Goldman Associates of New York, Inc., (“Goldman Associates”), in which Michael Goldman is majority shareholder, Chief Executive Officer and Chairman of the Board. On March 1, 2011, the Company amended the Secured Note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, (“Amended Secured Note”).  The Amended Secured Note extended the maturity date of the note from January 1, 2011 to January 1, 2012.

(3)
Included in the above promissory notes payable bearing interest at 12% are four notes considered to be related party transactions; $28,289, $48,383, $25,460 and $9,901 in 2010 and $36,371, $62,207, $32,734, and $12,730 in 2009 payable to Rita Folger, Goldman Associates, Paul Hildebrandt and William Pagano, respectively.

(4)
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

Maturities of notes payable are as follows:

2011	$1,094,275
2012	1,750,656
2013	75,649
2014	45,172
2015	14,702
$2,980,454

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2010, the number of preferred shares outstanding was 293,057; accordingly, the Board of Directors to be elected at the 2011 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2010, there were 434,723 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options and convertible notes.

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano and 300,000 shares by John A. Hildebrandt.

7. Equity Transactions

During the years ended December 31, 2010 and 2009, no shares were issued pursuant to the exercise of stock options.

During the years ended December 31, 2010 and 2009, no shares of redeemable preferred stock were converted into shares of common stock. As of December 31, 2010 and 2009, the number of convertible preferred shares outstanding was 293,057.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8. Stock Option Plans

In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) to grant options to key employees and other persons who render service (non-employee) to the Company.  The plan expired on December 31, 2005 and the 22,000 options that were outstanding and not exercised as of their expiration in June 2009 were forfeited. At December 31, 2010, no options were outstanding under the Company’s 1996 Stock Option Plan.

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

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2010, 925,000 options were available to be issued.

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

No options were granted during the years ended December 31, 2010 and 2009.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2008	97,000	$1.49
Options Granted	0
Options Exercised and/or Forfeited	(22,000)
Balance at December 31, 2009	75,000	$1.85
Options Granted	0	0.00
Options Exercised and/or Forfeited	0	0.00
Balance at December 31, 2010	75,000	$1.85	$0.00
Exercisable at December 31, 2010	75,000	$1.85	$0.00

In 2010 and 2009, the Company incurred $0 and $23,049, respectively, in stock-based compensation expense and as of December 31, 2010 had no unrecognized compensation.

The following table summarizes information about stock options at December 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 1.85	75,000	5.94	$1.85

9. Net Income (Loss) Per Common Share

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the year ended December 31, 2010, convertible preferred stock, convertible into 293,507 shares of common stock, were included as common stock equivalents when calculating diluted earnings per share. Employee stock options totaling 75,000 for the years ended December 31, 2010 and 2009 were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.  Convertible preferred stock, convertible into 293,057 shares of common stock for the year ended December 31, 2009 was not included in the net income (loss) per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income (loss) per share calculation for the years ended December 31, 2010 and 2009, because their effect would have been anti-dilutive.

10. Income Taxes

The provision for income taxes consists of the following:

	2010			2009
	Federal	State And Local	Total	Federal	State And Local	Total

Current	$-	$-	$-	$-	$-	$-
Deferred	-	-	-	1,000,000	-	1,000,000
Total tax expense	$0	$0	$0	$1,000,000	$0	$1,000,000

The deferred income tax expense consists of an increase in the valuation allowance of $1,000,000 for the year ended December 31, 2009.

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2010	2009
Tax provision at Federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	0.00%	5.90%
Change in valuation allowance for deferred tax assets	(43.15)%	(83.87)%
Permanent differences	9.15%	(0.60)%
Other	0.00%	(1.15)%
Total	0.00%	(45.72)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below.

	2010	2009
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$0	$0
Current Deferred Tax Assets	$0	$0
Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$8,935,398	$8,881,480
State net operating loss carryforwards	315,033	306,700
Allowance for doubtful accounts	327,042	292,142
Additional costs inventoried for tax purposes	441,156	496,241
Alternative Minimum Tax Credit Carryforward	49,436	49,436
Compensation	53,412	44,194
Rent	97,502	102,240
Goodwill	(3,943)	120,276
Depreciation	136,891	112,048
Non-current Deferred Tax Assets	10,351,927	10,404,757
Less Valuation Allowance	(10,351,927)	(10,404,757)
Net Non-Current Deferred Tax Assets	$0	$0

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In 2009, management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As a result, the valuation allowance was increased by $1,000,000 to $10,404,757 as of December 31, 2009. As of December 31, 2010, the valuation allowance decreased by $52,830. As of December 31, 2010 and 2009, net deferred tax asset was zero.

As of December 31, 2010, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $26,280,000. Various amounts of net operating loss carryforwards will expire from 2020 through 2030.

Expiration Year	Net Operating Losses
2020	$5,960,000
2021	2,737,000
2022	14,532,000
2028	1,010,000
2029	1,878,000
2030	163,000
$26,280,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there would be a further annual limitation on the amount of tax carryforwards that can be utilized in the future.

One of the Company’s subsidiaries is under examination for income, sales and use tax in the State of New Jersey and one of the Company’s subsidiaries is under examination for sales and use tax in the State of Massachusetts.

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

12. Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2010	2009
Interest	$1,023,172	$733,082
Supplemental disclosure of non-cash financing and investing activities:
Conversion of accounts payable to notes payable	$2,000,000	$0
Notes issued for purchase of fixed assets	$137,278	$0

13. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. In 2010 and 2009, the plan did not provide for matching contributions.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Business and Credit Concentrations

The same three suppliers accounted for 39% of the Company’s purchases for each of the years 2010 and 2009.  As of December 31, 2010, the Company’s outstanding balance payable to these three suppliers was $859,338.  The loss of one or all of these suppliers could have a material adverse effect upon its business for a short-term period.

15. Commitments and Contingencies

(a)  Leases

The Company records lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,611,126 and $3,676,424 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2011	$3,508,456
2012	2,835,586
2013	2,312,750
2014	1,668,940
2015	1,519,367
Thereafter	2,387,207
Total	$14,232,306

(b)  Litigation

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2010, there existed 6 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Of the existing plaintiffs as of December 31, 2010, 4 filed actions in 2010 and 2 filed actions in 2009. There are 207 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of December 31, 2010 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there existed 1 plaintiff that named Universal as of December 31, 2010.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2010 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2010, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2010, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

Our Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

(ii)           General

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(iii)           Other Litigation

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

16. Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires in July 31, 2017.  The Company paid Mr. Hildebrandt’s company $215,534 and $251,556 during the years ended December 31, 2010 and 2009, respectively.

On June 1, 2009 the Company paid to Mr. Hildebrandt $25,000 as the final payment under a convertible note dated December 31, 2004 in the initial principal amount of $150,000. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2010 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2012. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to Folger & Folger for the years ended December 31, 2010 and 2009 were $20,093 and $130,936, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $268,896 and $252,879 during the years ended December 31, 2010 and 2009, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2012.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 for each of the years ended December 31, 2010 and 2009.

Mr. Salek and the wife of Michael Goldman were holders of convertible unsecured notes in the amounts of $25,000 and $12,500, respectively, issued pursuant to the terms of a private placement made on July 29, 2004. The convertible unsecured notes bore interest at 11% and were due and paid on June 1, 2009.

Interest expense on the note held by Mr. Salek amounted to $1,146 for the year ended December 31, 2009.

Interest expense on the note held by the wife of Michael Goldman amounted to $573 for the year ended December 31, 2009.

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

At December 31, 2010 the remaining principal on the above notes were $25,460, $48,383, $9,901 and $28,289, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $3,601, $6,843, $1,400 and $4,001, respectively, for the year ended December 31, 2010. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,695, $5,122, $1,048 and $2,995, respectively, for the year ended December 31, 2009.

(g)
On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing under the agreements closed on March 1, 2011 and the final closing closed on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano.

(h)
On February 24, 2011, the Board of Directors of the Company appointed Melissa Goldman-Williams to serve as Vice President of Operations. Mrs. Goldman-Williams receives a salary of $135,000 per year. Mrs. Goldman-Williams is a director of the Company and is the daughter of Michael Goldman, the Chairman of the Board of the Company.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
For the year ended December 31, 2010
Allowance for doubtful accounts	$619,740	$548,559	$22,793	(a)	$(497,009	) (b)	$694,083
For the year ended December 31, 2009
Allowance for doubtful accounts	$472,526	$539,310	$91,848	(a)	$(483,944	) (b)	$619,740

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

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
William Salek,
Chief Financial Officer & Principal Accounting Officer

Dated: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 23, 2011 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director

By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams, Director

By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board

By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director

By:	/s/ Ronald H. Miller
Ronald H. Miller, Director

By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director