Form 10-Q
period 2011-03-31
COLONIAL COMMERCIAL CORP
filed 2011-05-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$131,101	$75,390
Accounts receivable, net of allowance for doubtful accounts of $639,141 in 2011 and $694,083 in 2010	8,539,614	9,632,829
Inventory	10,376,894	10,781,069
Prepaid expenses and other current assets	964,206	1,111,625
Total current assets	20,011,815	21,600,913
Property and equipment	1,100,139	1,126,810
Goodwill	1,416,929	1,416,929
Other assets - noncurrent	200,453	172,913
	$22,729,336	$24,317,565

Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$5,518,288	$6,513,506
Accrued liabilities	1,289,900	1,674,403
Income taxes payable	-	2,360
Borrowings under credit facility - revolving credit	9,807,075	10,770,235
Convertible notes payable-related party	200,000	-
Notes payable - current portion; includes related party notes of $782,009 in 2011 and $32,009 in 2010	1,868,534	1,094,275
Total current liabilities	18,683,797	20,054,779
Convertible notes payable, excluding current portion-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $72,021 in 2011 and $830,024 in 2010	684,711	1,686,179
Total liabilities	19,368,508	21,940,958
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2011 and 2010, liquidation preference of $1,465,285 in 2011 and 2010	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 and 4,654,953 shares issued and outstanding in 2011 and 2010, respectively	457,747	232,747
Additional paid-in capital	12,659,782	10,634,782
Accumulated deficit	(9,771,354)	(8,505,575
Total stockholders' equity	3,360,828	2,376,607
	$22,729,336	$24,317,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
Sales	$15,061,973	$15,897,899
Cost of sales	10,883,506	11,575,573
Gross profit	4,178,467	4,322,326

Selling, general and administrative expenses	5,296,442	5,370,407
Operating loss	(1,117,975)	(1,048,081)

Other income	63,968	68,265
Interest expense, net; includes related party interest of $15,830 in 2011 and $16,790 in 2010	(211,772)	(190,957)
Net loss	$(1,265,779)	$(1,170,773)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	6,194,953	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,265,779)	$(1,170,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	71,100	77,081
Depreciation	94,493	114,747
Net loss on disposal of fixed assets	739	-
Amortization of intangibles	-	833
Changes in operating assets and liabilities
Accounts receivable	1,022,115	717,215
Inventory	404,175	(398,705)
Prepaid expenses and other current assets	147,419	(120,306)
Other assets - noncurrent	(27,540)	11,692
Trade payables	(995,218)	1,776,273
Accrued liabilities	(384,503)	95,781
Income taxes payable	(2,360)	(4,374)
Net cash (used in) provided by operating activities	(935,359)	1,099,464

Cash flows from investing activities:
Additions to property and equipment	(29,786)	-
Proceeds from disposal of property and equipment	3,000	-
Net cash used in investing activities	(26,786)	-

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $8,002 in
2011 and 2010	(268,984)	(28,465)
Issuance of common stock	2,250,000	-
Repayments under credit facility - revolving credit, net	(963,160)	(1,307,828)
Net cash provided by (used in) financing activities	1,017,856	(1,336,293)
Increase (decrease) in cash	55,711	(236,829)
Cash - beginning of period	75,390	746,629
Cash - end of period	$131,101	$509,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results that may be achieved for the full year.

While the Company incurred net losses of $1,265,779 and $1,170,773 for the three months ended March 31, 2011 and 2010, respectively, the Company had net income of $106,398 for the year ended December 31, 2010.  At March 31, 2011, the Company had an accumulated deficit of $9,771,354 and working capital of $1,328,018.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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

The following table summarizes information about stock options at March 31, 2011:

Options Outstanding and Exercisable

		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$1.85	75,000	5.69	$1.85	$0

There were no stock options granted during the three months ended March 31, 2011 and 2010.  For each of the three months ended March 31, 2011 and 2010, the amount of stock based compensation was $0.

3.             Equity Transactions

During the three months ended March 31, 2011 and 2010, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months ended March 31, 2011 and 2010.

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing of the agreements occurred on March 1, 2011 and the final closing occurred on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt, 200,000 by William Pagano and 300,000 shares by John A. Hildebrandt.

4.             Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Three Months Ended

	March 31, 2011	March 31, 2010

Cash paid during the period for:

Interest	$202,649	$238,524

Supplemental disclosure of non-cash financing activities:

Conversion of accounts payable to notes payable	$-	$2,000,000

Note issued for purchase of vehicle	$41,775	$-

5.             Net Loss Per Common Share

Employee stock options totaling 75,000 for each of the three months ended March 31, 2011 and 2010, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for each of the three months ended March 31, 2011 and 2010, respectively, was not included in the net loss per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net loss per share calculation for each of the three months ended March 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

6.             Financing Arrangements

The Company has a secured credit facility with Wells Fargo Bank, National Association (“Wells”) in the amount of $20 million. The terms of the credit facility are set forth in the Credit and Security Agreement, dated as of July 28, 2004, as amended, modified, supplemented or restated from time to time (the “Agreement”) between the Company and Wells.

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

Availability under the credit facility was $535,923 as of March 31, 2011 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $178,000.  The balance outstanding under the credit facility was $9,807,075 as of March 31, 2011.

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

                The covenants required that the Company’s net loss for the three months ended March 31, 2011 be not more than $1,683,000. Actual net loss for the three months ended March 31, 2011 was $1,265,779.

The covenants required that for the three months ended March 31, 2011, the Company’s free cash flow, as defined in the credit facility, be not less than $345,000. The Company satisfied this covenant as follows: Net loss was $1,265,779 and net adjustments in determining the free cash flow under the Agreement were $2,149,405. Accordingly, for the three months ended March 31, 2011 actual free cash flow as defined in the credit facility for the purposes of the covenant was $883,626.

The covenants required that for the three months ended March 31, 2011, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,469,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $3,360,828 and net adjustments under the Agreement were $65,189. Accordingly, tangible net worth as of March 31, 2011, as defined in the credit facility, was $3,295,639.

The covenants required that the Company’s capital expenditures in 2011 be not more than $250,000. Actual capital expenditures for the three months ended March 31, 2011 were $71,561, of which $41,775 was financed at an average interest rate of 4.0% extending to April 2016.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and was payable in monthly principal installments over a two-year period beginning September 24, 2010. On April 13, 2011, Schedule 1 to the Note was amended and restated to provide that from April 2011 to February 2013, the principal of the Note is to be repaid on a five-year amortization schedule, with the balance of the Note to be repaid in March 2013. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth, among other things, the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At March 31, 2011, the amount outstanding on this Note was $1,449,234 and the interest expense related to the Note was $32,181 for the three months ended March 31, 2011.

7.             Litigation

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2011, there existed 5 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to March 31, 2011, 1 plaintiff had their action dismissed and 1 plaintiff filed an action, which results in 5 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2011, 4 filed actions in 2010 and 1 filed an action in 2009. There are 208 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of March 31, 2011 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of March 31, 2011.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2011 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of March 31, 2011, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2011, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

8.             Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires on July 31, 2017.  The Company paid Mr. Hildebrandt’s company $55,251 and $52,918 during the three months ended March 31, 2011 and 2010, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at March 31, 2011 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2012. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the three months ended March 31, 2011 and 2010 were $7,484 and $1,950, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $66,630 and $68,259 during the three months ended March 31, 2011 and 2010, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended March 31, 2011 and 2010.

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

At March 31, 2010 the remaining principal on the above notes were $23,641, $44,927, $9,194 and $26,268, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $764, $1,452, $297 and $849, respectively, for the three months ended March 31, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $982, $1,866, $382 and $1,091, respectively, for the three months ended March 31, 2010.

(g)
On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing of the agreements occurred on March 1, 2011 and the final closing occurred on March 4, 2011. Of these shares, 3,000,000 were purchased by Goldman Associates, 600,000 by Rita Folger, 400,000 by Paul Hildebrandt and 200,000 by William Pagano.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities of as the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $8,539,614, net of an allowance for doubtful accounts of $639,141, as of March 31, 2011.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets are reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At March 31, 2011, goodwill on the Company’s books of $1,416,929 relates entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was higher than its carrying value as of March 31, 2011 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of March 31, 2011, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Sales decreased by 5.3%, or $835,926, to $15,061,973 for the three months ended March 31, 2011 from $15,897,899 for the same period in 2010. The decrease in sales was substantially related to a reduction in demand for heating, ventilation and air conditioning units utilized in residential new construction and a reduction of commercial hydronic and plumbing bid and specification work.

Gross profit decreased by 3.3%, or $143,859, to $4,178,467 for the three months ended March 31, 2011 from $4,322,326 for the same period in 2010. Gross profit expressed as a percentage of sales increased to 27.7% in 2011 compared to 27.2% for the comparable period in 2010. The decline in gross profit was directly related to the loss in sales. However, the increase in gross margins expressed as a percentage of sales was caused by the reduction in commercial bid and specification work and reduction of heating, ventilating and air conditioning units sold for new construction, both of which are sold at lower than normal margin percentages. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $121,568 and $125,244 for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by 1.4%, or $73,965, to $5,296,442 for the three months ended March 31, 2011 from $5,370,407 for the same period in 2010. The decrease in selling, general and administrative expense is primarily related to a $62,555 reduction in payroll and benefit costs, a $29,197 reduction in rent, a $21,087 reduction in depreciation and amortization and a $38,210 reduction in office expense, offset by a $38,236 increase in facility expense and a $27,794 increase in professional fees.

Net interest expense increased by 10.9%, or $20,815, to $211,772 for the three months ended March 31, 2011 from $190,957 for the same period in 2010. The net interest expense increase is primarily the result of interest charges related to a third party note, offset by decreased borrowings under the credit line.

The Company’s net loss increased by 8.1%, or $95,006 to a net loss of $1,265,779 for the three months ended March 31, 2011, compared to a net loss of $1,170,773 for the same period in 2010. The increase in net loss is primarily the result of the $143,859 decrease in gross profit, partially offset by the $73,965 decrease in selling, general and administrative expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three months ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
	2011		2010
Sales	100.0%		100.0%
Cost of sales	72.3		72.8
Gross profit	27.7		27.2

Selling, general and administrative expenses	35.1		33.8
Operating loss	(7.4)		(6.6)

Other income	0.4		0.4
Interest expense, net	(1.4)		(1.2)
Net loss	(8.4	) %	(7.4	) %

Liquidity and Capital Resources

The Company has a secured credit facility with Wells Fargo Bank, National Association (“Wells”) in the amount of $20 million. The terms of the credit facility are set forth in the Credit and Security Agreement, dated as of July 28, 2004, as amended, modified, supplemented or restated from time to time (the “Agreement”) between the Company and Wells.

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

Availability under the credit facility was $535,923 as of March 31, 2011 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $178,000.  The balance outstanding under the credit facility was $9,807,075 as of March 31, 2011.

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

The covenants required that the Company’s net loss for the three months ended March 31, 2011 be not more than $1,683,000. Actual net loss for the three months ended March 31, 2011 was $1,265,779.

The covenants required that for the three months ended March 31, 2011, the Company’s free cash flow, as defined in the credit facility, be not less than $345,000. The Company satisfied this covenant as follows: Net loss was $1,265,779 and net adjustments in determining the free cash flow under the Agreement were $2,149,405. Accordingly, for the three months ended March 31, 2011 actual free cash flow as defined in the credit facility for the purposes of the covenant was $883,626.

The covenants required that for the three months ended March 31, 2011, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,469,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $3,360,828 and net adjustments under the Agreement were $65,189. Accordingly, tangible net worth as of March 31, 2011, as defined in the credit facility, was $3,295,639.

The covenants required that the Company’s capital expenditures in 2011 be not more than $250,000. Actual capital expenditures for the three months ended March 31, 2011 were $71,561, of which $41,775 was financed at an average interest rate of 4.0% extending to April 2016.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and was payable in monthly principal installments over a two-year period beginning September 24, 2010. On April13, 2011, Schedule 1 to the Note was amended and restated to provide that from April 2011 to February 2013, the principal of the Note is to be repaid on a five-year amortization schedule, with the balance of the Note to be repaid in March 2013. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The amounts owed to Goodman at December 31, 2009 were paid to them in January 2010. The Subordination Agreement also sets forth, among other things, the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At March 31, 2011, the amount outstanding on this Note was $1,449,234 and the interest expense related to the Note was $32,181 for the three months ended March 31, 2011.

                As of March 31, 2011, the Company had $131,101 in cash compared with $75,390 at December 31, 2010.

Net cash used in operating activities was $935,359 for the three months ended March 31, 2011. The net cash used in operating activities for the 2011 period is primarily a result of net loss of $1,265,779, offset by non-cash charges of $166,332 and operating assets and liabilities of $164,088. The decrease in accounts receivable of $1,022,115 is primarily related to the reduced sales volume during the three months ended March 31, 2011 compared to the three months ended December 31, 2010. The decrease in trade payables of $995,218 is primarily related to the $2,250,000 private placement.

Cash flows provided by financing activities of $1,017,856 for the three months ended March 31, 2011 consisted of $2,250,000 in the issuance of common stock, offset by $963,160 in repayments under the credit facility-revolving credit and repayments of notes payable in the amount of $268,984.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                Not applicable.

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

Dated: May 13, 2011	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer