Form 10-Q
period 2011-06-30
COLONIAL COMMERCIAL CORP
filed 2011-08-15
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$109,939	$75,390
Accounts receivable, net of allowance for doubtful accounts of $672,478 in 2011 and $694,083 in 2010	10,235,484	9,632,829
Inventory	12,016,124	10,781,069
Prepaid expenses and other current assets	1,238,629	1,111,625
Total current assets	23,600,176	21,600,913
Property and equipment	1,026,428	1,126,810
Goodwill	1,416,929	1,416,929
Other assets - noncurrent	197,727	172,913
	$26,241,260	$24,317,565
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,500,263	$6,513,506
Accrued liabilities	1,694,830	1,674,403
Income taxes payable	-	2,360
Borrowings under credit facility - revolving credit	11,529,871	10,770,235
Convertible notes payable-related party	200,000	-
Notes payable - current portion; includes related party notes of $782,009 in 2011 and $32,009 in 2010	1,112,256	1,094,275
Total current liabilities	21,037,220	20,054,779
Convertible notes payable, excluding current portion-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $64,019 in 2011 and $830,024 in 2010	1,344,143	1,686,179
Total liabilities	22,381,363	21,940,958
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2011 and 2010, liquidation preference of $1,465,285 in 2011 and 2010	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 and 4,654,953 shares issued and outstanding in 2011 and 2010, respectively	457,747	232,747
Additional paid-in capital	12,659,782	10,634,782
Accumulated deficit	(9,272,285)	(8,505,575)
Total stockholders' equity	3,859,897	2,376,607
	$26,241,260	$24,317,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$20,194,697	$21,500,985	$35,256,670	$37,398,884
Cost of sales	14,753,409	15,894,504	25,636,915	27,470,077
Gross profit	5,441,288	5,606,481	9,619,755	9,928,807

Selling, general and administrative expenses, net	4,852,682	5,103,115	10,149,124	10,473,522
Operating income (loss)	588,606	503,366	(529,369)	(544,715)

Other income	77,596	61,362	141,564	129,627
Interest expense, net; includes related party interest of $15,590 and $16,550 for the three months ended June 30, 2011 and 2010, respectively, and $31,419 and $33,340 for the six months ended June 30, 2011 and 2010, respectively	(167,133)	(256,099)	(378,905)	(447,056)
Net income (loss)	$499,069	$308,629	$(766,710)	$(862,144)

Income (loss) per common share:
Basic	$0.05	$0.07	$(0.10)	$(0.19)
Diluted	$0.05	$0.06	$(0.10)	$(0.19)

Weighted average shares outstanding:
Basic	9,154,953	4,654,953	7,683,130	4,654,953
Diluted	9,448,010	4,948,010	7,683,130	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(766,710)	$(862,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	162,351	204,900
Depreciation	186,352	228,297
Net loss on disposal of fixed assets	156	684
Amortization of intangibles	-	1,667
Changes in operating assets and liabilities
Accounts receivable	(765,006)	(1,775,276)
Inventory	(1,235,055)	414,299
Prepaid expenses and other current assets	(127,004)	(157,330)
Other assets - noncurrent	(24,814)	23,497
Trade payables	(13,243)	1,344,980
Accrued liabilities	20,427	(109,028)
Income taxes payable	(2,360)	(4,374)
Net cash used in operating activities	(2,564,906)	(689,828)

Cash flows from investing activities:
Additions to property and equipment	(47,934)	(13,377)
Proceeds from disposal of property and equipment	3,583	8,000
Net cash used in investing activities	(44,351)	(5,377)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $16,005 in 2011 and 2010	(365,830)	(57,044)
Issuance of common stock	2,250,000	-
Borrowings under credit facility - revolving credit, net	759,636	369,151
Net cash provided by financing activities	2,643,806	312,107
Increase (decrease) in cash	34,549	(383,098)
Cash - beginning of period	75,390	746,629
Cash - end of period	$109,939	$363,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results that may be achieved for the full year.

While the Company incurred net losses of $766,710 and $862,144 for the six months ended June 30, 2011 and 2010, respectively, the Company had net income of $499,069 and $308,629 for the three months ended June 30, 2011 and 2010, respectively, and a net income of $106,398 for the year ended December 31, 2010.  At June 30, 2011, the Company had an accumulated deficit of $9,272,285 and working capital of $2,562,956.

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

The following table summarizes information about stock options at June 30, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.85	75,000	5.44	$1.85	$0

There were no stock options granted during the three months or six months ended June 30, 2011 and 2010.  For each of the three months and six months ended June 30, 2011 and 2010, the amount of stock based compensation was $0.

3.             Equity Transactions

During the three months and six months ended June 30, 2011 and 2010, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months or six months ended June 30, 2011 and 2010.

On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing of the agreements occurred on March 1, 2011 and the final closing occurred on March 4, 2011. Of these shares, 3,000,000 shares were purchased by Goldman Associates, 600,000 shares by Rita Folger, 400,000 shares by Paul Hildebrandt, 200,000 shares by William Pagano and 300,000 shares by John A. Hildebrandt.

4.             Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash paid during the period for:
Interest	$183,164	$491,761
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$-	$2,000,000
Note issued for purchase of fixed assets	$41,775	$110,905

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

Employee stock options totaling 75,000 for each of the three months and six months ended June 30, 2011 and 2010, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, was not included in the net loss per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net loss per share calculation for each of the three months and six months ended June 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

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

Availability under the credit facility was $605,893 as of June 30, 2011 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $178,000.  The balance outstanding under the credit facility was $11,529,871 as of June 30, 2011.

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

The covenants required that the Company’s net loss for the six months ended June 30, 2011 be not more than $946,000. Actual net loss for the six months ended June 30, 2011 was $766,710.

The covenants required that for the six months ended June 30, 2011, the Company’s free cash flow, as defined in the credit facility, be not less than $867,000. The Company satisfied this covenant as follows: Net loss was $766,710 and net adjustments in determining the free cash flow under the Agreement were $2,188,575. Accordingly, for the six months ended June 30, 2011 actual free cash flow as defined in the credit facility for the purposes of the covenant was $1,421,865.

The covenants required that for the six months ended June 30, 2011, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,833,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $3,859,897 and net adjustments under the Agreement were $414,682. Accordingly, tangible net worth as of June 30, 2011, as defined in the credit facility, was $3,445,215.

The covenants required that the Company’s capital expenditures in 2011 be not more than $250,000. Actual capital expenditures for the six months ended June 30, 2011 were $89,709, of which $41,775 was financed at an average interest rate of 4.0% extending to April 2016.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and was payable in monthly principal installments over a two-year period beginning September 24, 2010. On April 13, 2011, Schedule 1 to the Note was amended and restated to provide that from April 2011 to February 2013, the principal of the Note is to be repaid on a five-year amortization schedule, with the balance of the Note to be repaid in March 2013. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The Subordination Agreement also sets forth, among other things, the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At June 30, 2011, the amount outstanding on this Note was $1,380,451 and the interest expense related to the Note was $18,802 and $40,000 for the three months ended June 30, 2011 and 2010, respectively. Interest expense related to the Note was $50,983 and $42,667 for the six months ended June 30, 2011 and 2010, respectively.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2011, there existed 5 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2011, 1 filed an action in 2011 and 4 filed actions in 2010. There are 209 other plaintiffs that have had their actions dismissed and 16 other plaintiffs that have settled as of June 30, 2011 for a total of $3,361,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,361,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of June 30, 2011.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2011 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of June 30, 2011, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2011, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

Since we regard as remote the potential payment of any asbestos-based claim, we have not accrued any liability for any period relating to asbestos claims, and we have not recorded any amount for asbestos claims for any period in any of our financial statements.

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

8.             Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires on July 31, 2017.  The Company paid Mr. Hildebrandt’s company $55,251 and $52,214 during the three months ended June 30, 2011 and 2010, respectively. The Company paid Mr. Hildebrandt’s company $110,503 and $105,132 during the six months ended June 30, 2011 and 2010, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at June 30, 2011 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2012. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the three months ended June 30, 2011 and 2010 were $18,672 and $9,716, respectively. Professional fees paid to the law firm of Folger & Folger for the six months ended June 30, 2011 and 2010 were $26,156 and $11,666, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $66,630 and $67,191 during the three months ended June 30, 2011 and 2010, respectively. The Company paid Pioneer $133,259 and $135,450 during the six months ended June 30, 2011 and 2010, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended June 30, 2011 and 2010. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $2,625 for each of the six months ended June 30, 2011 and 2010.

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

At June 30, 2011 the remaining principal on the above notes were $21,823, $41,471, $8,487 and $24,248, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $709, $1,348, $276 and $788, respectively, for the three months ended June 30, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $927, $1,763, $361 and $1,031, respectively, for the three months ended June 30, 2010.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,473, $2,799, $573 and $1,637, respectively, for the six months ended June 30, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,910, $3,629, $743 and $2,122, respectively, for the six months ended June 30, 2010.

(g)
On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing of the agreements occurred on March 1, 2011 and the final closing occurred on March 4, 2011. Of these shares, 3,000,000 shares were purchased by Goldman Associates, 600,000 shares by Rita Folger, 400,000 shares by Paul Hildebrandt and 200,000 shares by William Pagano.

(h)
On February 24, 2011, the Board of Directors of the Company appointed Melissa Goldman-Williams to serve as Vice President of Operations. Mrs. Goldman-Williams receives a salary of $135,000 per year. Mrs. Goldman-Williams is a director of the Company and is the daughter of Michael Goldman, the Chairman of the Board of the Company.

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and repaid in full on June 28, 2011.

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrues on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. Principal and interest are due on September 25, 2011.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,235,484, net of an allowance for doubtful accounts of $672,478, as of June 30, 2011.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets are reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At June 30, 2011, goodwill on the Company’s books of $1,416,929 relates entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was higher than its carrying value as of June 30, 2011 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of June 30, 2011, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Sales decreased by 6.1%, or $1,306,288, to $20,194,697 for the three months ended June 30, 2011 from $21,500,985 for the same period in 2010. The decrease in sales was substantially related to a continuation of the reduction in demand for heating, ventilation and air conditioning units utilized in residential new construction and the reduction of commercial hydronic and plumbing bid and specification work.

Gross profit decreased by 2.9%, or $165,193, to $5,441,288 for the three months ended June 30, 2011 from $5,606,481 for the same period in 2010. Gross profit expressed as a percentage of sales increased to 26.9% in 2011 compared to 26.1% for the comparable period in 2010. The decline in gross profit was directly related to the loss in sales. However, the increase in gross margins expressed as a percentage of sales was caused by a continuation of the reduction in commercial bid and specification work and the reduction of heating, ventilating and air conditioning units sold for new construction, both of which are sold at lower than normal margin percentages. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $114,020 and $114,982 for the three months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by 4.9%, or $250,433, to $4,852,682 for the three months ended June 30, 2011 from $5,103,115 for the same period in 2010. The decrease in selling, general and administrative expense is primarily related to a $60,674 reduction in payroll and benefit costs, a $293,457 reduction in rent, a $22,524 reduction in depreciation and amortization and a $44,861 reduction in office expense, offset by a $26,890 increase in facility expense and a $138,453 increase in professional fees related to property tax reassessments.

Net interest expense decreased by 34.7%, or $88,966, to $167,133 for the three months ended June 30, 2011 from $256,099 for the same period in 2010. The net interest expense decrease is primarily the result of decreased interest charges related to a third party note and a reduction in the interest rate under the credit line.

The Company’s net income increased by 61.7%, or $190,440 to $499,069 for the three months ended June 30, 2011, compared to $308,629 for the same period in 2010. The increase in net income is primarily the result of the $250,433 decrease in selling, general and administrative expenses and $88,966 decrease in interest expense, partially offset by the $165,193 decrease in gross profit.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Sales decreased by 5.7%, or $2,142,214, to $35,256,670 for the six months ended June 30, 2011 from $37,398,884 for the same period in 2010. The decrease in sales was substantially related to a continuation of the reduction in demand for heating, ventilation and air conditioning units utilized in residential new construction and the reduction of commercial hydronic and plumbing bid and specification work.

Gross profit decreased by 3.1%, or $309,052, to $9,619,755 for the six months ended June 30, 2011 from $9,928,807 for the same period in 2010. Gross profit expressed as a percentage of sales increased to 27.3% in 2011 compared to 26.5% for the comparable period in 2010. The decline in gross profit was directly related to the loss in sales. However, the increase in gross margins expressed as a percentage of sales was caused by a continuation of the reduction in commercial bid and specification work and the reduction of heating, ventilating and air conditioning units sold for new construction, both of which are sold at lower than normal margin percentages. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $235,588 and $240,226 for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by 3.1%, or $324,398, to $10,149,124 for the six months ended June 30, 2011 from $10,473,522 for the same period in 2010. The decrease in selling, general and administrative expense is primarily related to a $106,113 reduction in payroll and benefit costs, a $322,655 reduction in rent, a $43,612 reduction in depreciation and amortization and an $83,071 reduction in office expense, offset by a $65,126 increase in facility expense and a $164,247 increase in professional fees related to property tax reassessments.

Net interest expense decreased by 15.2%, or $68,151, to $378,905 for the six months ended June 30, 2011 from $447,056 for the same period in 2010. The net interest expense decrease is primarily the result of a reduction in the interest rate under the credit line.

The Company’s net loss decreased by 11.1%, or $95,434 to a net loss of $766,710 for the six months ended June 30, 2011, compared to a net loss of $862,144 for the same period in 2010. The decrease in net loss is primarily the result of the $324,398 decrease in selling, general and administrative expenses and $68,151 decrease in interest expense, partially offset by the $309,052 decrease in gross profit.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011		2010
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	73.1	73.9	72.7		73.5
Gross profit	26.9	26.1	27.3		26.5

Selling, general and administrative expenses	24.0	23.8	28.8		28.0
Operating income (loss)	2.9	2.3	(1.5)		(1.5)

Other income	0.4	0.3	0.4		0.4
Interest expense, net	(0.8)	(1.2)	(1.1)		(1.2)
Net income (loss)	2.5%	1.4%	(2.2	) %	(2.3	) %

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

Availability under the credit facility was $605,893 as of June 30, 2011 and is determined by a percentage of available assets as defined in the Agreement, less reserves. Reserves, as determined by the bank, reduce the availability of the credit facility by $178,000.  The balance outstanding under the credit facility was $11,529,871 as of June 30, 2011.

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

The covenants required that the Company’s net loss for the six months ended June 30, 2011 be not more than $946,000. Actual net loss for the six months ended June 30, 2011 was $766,710.

The covenants required that for the six months ended June 30, 2011, the Company’s free cash flow, as defined in the credit facility, be not less than $867,000. The Company satisfied this covenant as follows: Net loss was $766,710 and net adjustments in determining the free cash flow under the Agreement were $2,188,575. Accordingly, for the six months ended June 30, 2011 actual free cash flow as defined in the credit facility for the purposes of the covenant was $1,421,865.

The covenants required that for the six months ended June 30, 2011, the Company’s tangible net worth, as defined in the credit facility, be not less than $2,833,000. The Company satisfied this covenant as follows: Net assets per the Company’s financial statements were $3,859,897 and net adjustments under the Agreement were $414,682. Accordingly, tangible net worth as of June 30, 2011, as defined in the credit facility, was $3,445,215.

The covenants required that the Company’s capital expenditures in 2011 be not more than $250,000. Actual capital expenditures for the six months ended June 30, 2011 were $89,709, of which $41,775 was financed at an average interest rate of 4.0% extending to April 2016.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. Wells and Goodman entered into an Amended and Restated Subordination Agreement dated March 4, 2010 (the "Subordination Agreement") pursuant to which, among other things, Goodman on March 24, 2010 converted $2 million of 2010 purchases then owed to it by Universal into a secured term note (the “Note”) that accrues interest payable monthly at the lesser of the highest lawful rate allowed or 8% per annum and was payable in monthly principal installments over a two-year period beginning September 24, 2010. On April13, 2011, Schedule 1 to the Note was amended and restated to provide that from April 2011 to February 2013, the principal of the Note is to be repaid on a five-year amortization schedule, with the balance of the Note to be repaid in March 2013. If the Company defaults on its scheduled principal or interest payments, the interest on such default payments will be increased to as much as 18%. The Subordination Agreement also sets forth, among other things, the relative priorities of the security interests of Wells and Goodman in the assets of the Company. At June 30, 2011, the amount outstanding on this Note was $1,380,451 and the interest expense related to the Note was $18,802 and $40,000 for the three months ended June 30, 2011 and 2010, respectively. Interest expense related to the Note was $50,983 and $42,667 for the six months ended June 30, 2011 and 2010, respectively.

On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and repaid in full on June 28, 2011. On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrues on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. Principal and interest are due on September 25, 2011.

As of June 30, 2011, the Company had $109,939 in cash compared with $75,390 at December 31, 2010.

Net cash used in operating activities was $2,564,906 for the six months ended June 30, 2011. The net cash used in operating activities for the 2011 period is a result of net loss of $766,710 and operating and asset and liabilities of $2,147,055, offset by non-cash charges of $313,859. The increase in accounts receivable of $765,006 is primarily related to the increased sales volume during May and June 2011 compared to November and December 2010. The increase in inventory of $1,235,055 is to support the increased seasonal summer sales volume.

Cash flows provided by financing activities of $2,643,806 for the six months ended June 30, 2011 consisted of $2,250,000 in the issuance of common stock and $759,636 in borrowings under the credit facility-revolving credit, offset by repayments of notes payable in the amount of $365,830.

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

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits

Exhibit No.	Description

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer