Form 10-Q
period 2011-09-30
COLONIAL COMMERCIAL CORP
filed 2011-11-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$113,091	$75,390
Accounts receivable, net of allowance for doubtful accounts of $683,504 in 2011 and $694,083 in 2010	10,723,903	9,632,829
Inventory	12,175,289	10,781,069
Prepaid expenses and other current assets	1,434,877	1,111,625
Total current assets	24,447,160	21,600,913
Property and equipment	1,023,530	1,126,810
Goodwill	1,416,929	1,416,929
Other assets - noncurrent	183,884	172,913
	$27,071,503	$24,317,565
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,821,476	$6,513,506
Accrued liabilities	1,564,453	1,674,403
Income taxes payable	-	2,360
Borrowings under credit facility - revolving credit	11,538,411	10,770,235
Convertible notes payable-related party	200,000	-
Notes payable-current portion; includes related party notes of $1,032,009 in 2011 and $32,009 in 2010	1,380,590	1,094,275
Total current liabilities	21,504,930	20,054,779
Convertible notes payable, excluding current portion-related party	-	200,000
Notes payable, excluding current portion; includes related party notes of $56,017 in 2011 and $830,024 in 2010	1,306,148	1,686,179
Total liabilities	22,811,078	21,940,958
Commitments and contingencies (Note 7)
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2011 and 2010, liquidation preference of $1,465,285 in 2011 and 2010	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 and 4,654,953 shares issued and outstanding in 2011 and 2010, respectively	457,747	232,747
Additional paid-in capital	12,659,782	10,634,782
Accumulated deficit	(8,871,757)	(8,505,575)
Total stockholders' equity	4,260,425	2,376,607
	$27,071,503	$24,317,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$21,367,486	$22,003,412	$56,624,156	$59,402,296
Cost of sales	15,792,324	16,089,865	41,429,239	43,559,942
Gross profit	5,575,162	5,913,547	15,194,917	15,842,354

Selling, general and administrative expenses, net	5,053,022	5,033,330	15,202,146	15,506,852
Operating income (loss)	522,140	880,217	(7,229)	335,502

Other income	56,810	82,578	198,374	212,205
Interest expense, net; includes related party interest of $15,350 and $16,310 for the three months ended September 30, 2011 and 2010, respectively, and $46,769 and $49,650 for the nine months ended September 30, 2011 and 2010, respectively	(178,422)	(257,099)	(557,327)	(704,155)
Net income (loss)	$400,528	$705,696	$(366,182)	$(156,448)

Income (loss) per common share:
Basic	$0.04	$0.15	$(0.04)	$(0.03)
Diluted	$0.04	$0.14	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic	9,154,953	4,654,953	8,179,129	4,654,953
Diluted	9,448,010	4,948,010	8,179,129	4,654,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(366,182)	$(156,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	244,449	284,503
Depreciation	277,890	337,873
Net gain on disposal of fixed assets	(644)	(6,177)
Amortization of intangibles	-	2,500
Changes in operating assets and liabilities
Accounts receivable	(1,335,523)	(1,248,815)
Inventory	(1,394,220)	(174,228)
Prepaid expenses and other current assets	(323,252)	(294,269)
Other assets - noncurrent	(10,971)	22,275
Trade payables	307,970	2,318,766
Accrued liabilities	(109,950)	(84,246)
Income taxes payable	(2,360)	(4,374)
Net cash (used in) provided by operating activities	(2,712,793)	997,360

Cash flows from investing activities:
Additions to property and equipment	(63,656)	(44,447)
Proceeds from disposal of property and equipment	4,383	19,200
Net cash used in investing activities	(59,273)	(25,247)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $24,007 in 2011 and 2010	(458,409)	(166,305)
Issuance of notes payable, related party	250,000	-
Issuance of common stock	2,250,000	-
Borrowings (repayments) under credit facility - revolving credit, net	768,176	(1,197,687)
Net cash provided by (used in) financing activities	2,809,767	(1,363,992)
Increase (decrease) in cash	37,701	(391,879)
Cash - beginning of period	75,390	746,629
Cash - end of period	$113,091	$354,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results that may be achieved for the full year.

While the Company incurred net losses of $366,182 and $156,448 for the nine months ended September 30, 2011 and 2010, respectively, the Company had net income of $400,528 and $705,696 for the three months ended September 30, 2011 and 2010, respectively, and a net income of $106,398 for the year ended December 31, 2010.  At September 30, 2011, the Company had an accumulated deficit of $8,871,757, stockholders’ equity of $4,260,425 and working capital of $2,942,230.

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

Accounting Pronouncement Not Yet Adopted:

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is less than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on our financial statements.

2.	Stock Options

The Company recognizes equity based compensation expense in accordance with established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

On September 29, 2006, the Company adopted the Colonial Commercial Corp. 2006 Stock Plan, (the “2006 Plan”).  The 2006 Plan enables the Company to grant equity and equity-linked awards to the Company’s Directors, officers, employees and other persons who provide services to the Company.  The 2006 Plan is intended to allow the Company to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to the Company and (2) further stimulate their efforts on the Company’s behalf.

The following table summarizes information about stock options at September 30, 2011:

Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.85	75,000	5.19	$1.85	$0

There were no stock options granted during the three months or nine months ended September 30, 2011 and 2010.  For each of the three months and nine months ended September 30, 2011 and 2010, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months and nine months ended September 30, 2011 and 2010, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months or nine months ended September 30, 2011 and 2010.

In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. Of these shares, 3,000,000 shares were purchased by Goldman Associates of New York, Inc. (“Goldman Associates”), 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul Hildebrandt, 200,000 shares were purchased by William Pagano and 300,000 shares were purchased by John A. Hildebrandt. Michael Goldman is the Chief Executive Officer and majority shareholder of Goldman Associates and is also Chairman of the Company. Mr. Pagano is the Chief Executive Officer of the Company.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash paid during the period for:

Interest	$549,845	$781,709

Supplemental disclosure of non-cash financing activities:

Conversion of accounts payable to notes payable	$-	$2,000,000

Note issued for purchase of fixed assets	$114,693	$110,905

5.	Net Income (Loss) Per Common Share

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

Employee stock options totaling 75,000 for each of the three months and nine months ended September 30, 2011 and 2010, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, was not included in the net loss per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net loss per share calculation for each of the three months and nine months ended September 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

6.	Financing Arrangements

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank. The Company paid off its entire loan obligation of $11,061,843 and $53,976 of fees and related costs to Wells Fargo Bank, and terminated its credit facility. Availability at September 30, 2011 under the Wells Fargo Bank credit facility was $592,056.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market (whichever is lower) of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar rate or 0.25% above the base rate, as defined in the agreement, and are secured by a first lien on substantially all of the Company’s assets.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market (whichever is lower) of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar rate or 0.25% above the base rate, as defined in the agreement, and are secured by a first lien on substantially all of the Company’s assets. Substantially all of the assets of the Company, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries, collateralize the loans. The facility contains covenants relating to the financial condition of the Company, its business operations, and restricts, among other things, the payment of dividends, and further restricts subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. As of December 31, 2011, the Company must maintain a consolidated net worth of at least $2,800,000, plus 50% of positive consolidated net earnings for the fiscal year then ended (with no deduction for losses). The Company must also maintain a fixed charge coverage ratio of 1.00 to 1.00 from October 31, 2011 through September 29, 2012 and 1.10 to 1.00 from and after September 30, 2012. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company, and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms to a promissory note in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 2011 to October 2014 the principal of $1,299,680 of the promissory note outstanding on October 14, 2011 (balance at September 30, 2011 was $1,320,074) is to be repaid on a five-year amortization schedule, with the balance of the promissory note to be repaid in November 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company.

In connection with the KeyBank Agreement, Goldman Associates of New York, Inc., William Pagano, Rita Folger, Paul Hildebrandt and John A. Hildebrandt, holders of promissory notes of the Company in the aggregate principal amount of $1,049,139, entered into subordination agreements dated as of October 18, 2011 in favor of KeyBank.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of September 30, 2011, there existed 5 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to September 30, 2011, 1 plaintiff filed an action, which results in 6 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of September 30, 2011, 1 filed an action in 2011 and 4 filed actions in 2010. There are 208 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of September 30, 2011 for a total of $3,364,500. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999.  Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement.  Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of September 30, 2011.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2011 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

(b)(i)	Indemnification

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

(b)(ii)	Insurance

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of September 30, 2011, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2011, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires on July 31, 2017.  The Company paid Mr. Hildebrandt’s company $55,091 and $54,472 during the three months ended September 30, 2011 and 2010, respectively. The Company paid Mr. Hildebrandt’s company $165,594 and $159,604 during the nine months ended September 30, 2011 and 2010, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended by Amendment 1 dated March 27, 2008, Amendment 2 dated February 12, 2009, Amendment 3 dated March 5, 2010, and further amended by Amendment 4 dated March 1, 2011, the Company owes Goldman Associates the principal amount of $750,000 at September 30, 2011 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2012.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the three months ended September 30, 2011 and 2010 were $8,268 and $6,121, respectively. Professional fees paid to the law firm of Folger & Folger for the nine months ended September 30, 2011 and 2010 were $34,424 and $17,787, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $68,229 and $66,816 during the three months ended September 30, 2011 and 2010, respectively. The Company paid Pioneer $201,488 and $202,266 during the nine months ended September 30, 2011 and 2010, respectively.

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

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended September 30, 2011 and 2010. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $3,938 for each of the nine months ended September 30, 2011 and 2010.

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

At September 30, 2011 the remaining principal on the above notes were $20,004, $38,015, $7,779 and $22,227, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $655, $1,244, $255 and $727, respectively, for the three months ended September 30, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $873, $1,659, $339 and $970, respectively, for the three months ended September 30, 2010.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,128, $4,043, $828 and $2,364, respectively, for the nine months ended September 30, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,782, $5,288, $1,082 and $3,092, respectively, for the nine months ended September 30, 2010.

(g)
On March 1, 2011, the Company entered into agreements to privately place 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. The initial closing of the agreements occurred on March 1, 2011 and the final closing occurred on March 4, 2011. Of these shares, 3,000,000 shares were purchased by Goldman Associates, 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul Hildebrandt and 200,000 shares were purchased by William Pagano.

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

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. Principal and interest of $251,850 was paid in full on October 20, 2011.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,723,903, net of an allowance for doubtful accounts of $683,504, as of September 30, 2011.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill and other intangible assets are reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill or other intangible assets. At September 30, 2011, goodwill on the Company’s books of $1,416,929 relates entirely to Universal. Based on the Company’s determination, the fair value of Universal’s goodwill was higher than its carrying value as of September 30, 2011 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of September 30, 2011, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Sales decreased by 2.9%, or $635,926, to $21,367,486 for the three months ended September 30, 2011 from $22,003,412 for the same period in 2010. The decrease in sales was substantially related to a continuation of the reduction in demand for heating, ventilation and air conditioning units utilized in residential new construction and the reduction of commercial hydronic and plumbing bid and specification work. Additionally, the Company was negatively impacted by the effect of a severe hurricane in late August which made access to and from the Company for our customers and suppliers very difficult for weeks, and, in some cases, certain locations were temporarily shut down.

Gross profit decreased by 5.7%, or $338,385, to $5,575,162 for the three months ended September 30, 2011 from $5,913,547 for the same period in 2010. Gross profit expressed as a percentage of sales decreased to 26.1% in 2011 compared to 26.9% for the comparable period in 2010. The decline in gross profit expressed as a percentage of sales was due to the sales of our commercial equipment products selling at lower than usual margins in order to remain competitive in the market place and the effect of increased sales of the Company’s retail appliances, which sell at lower margins than our normal products. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $115,156 and $133,091 for the three months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses increased by 0.4%, or $19,692, to $5,053,022 for the three months ended September 30, 2011 from $5,033,330 for the same period in 2010. The increase in selling, general and administrative expense is primarily related to a $68,191 increase in rent related to property tax reassessments in prior years, and a $37,297 increase in vehicle expenses, offset by a $35,390 reduction in office expense, a $41,850 reduction in professional fees, and an $18,872 reduction in depreciation and amortization.

Net interest expense decreased by 30.6%, or $78,677, to $178,422 for the three months ended September 30, 2011 from $257,099 for the same period in 2010. The net interest expense decrease is primarily the result of decreased interest charges related to a third party note and a reduction in the interest rate under the credit line.

The Company’s net income decreased by 43.2%, or $305,168 to $400,528 for the three months ended September 30, 2011, compared to $705,696 for the same period in 2010. The decrease in net income is primarily the result of the $338,385 decrease in gross profit and $19,692 increase in selling, general and administrative expenses, partially offset by the $78,677 decrease in interest charges.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Sales decreased by 4.7%, or $2,778,140, to $56,624,156 for the nine months ended September 30, 2011 from $59,402,296 for the same period in 2010. The decrease in sales was substantially related to a continuation of the reduction in demand for heating, ventilation and air conditioning units utilized in residential new construction and the reduction of commercial hydronic and plumbing bid and specification work. Additionally, the Company was negatively impacted by the effect of a severe hurricane in late August which made access to and from our customers and suppliers very difficult for weeks, and, in some cases, certain locations were temporarily shut down.

Gross profit decreased by 4.1%, or $647,437, to $15,194,917 for the nine months ended September 30, 2011 from $15,842,354 for the same period in 2010. Gross profit expressed as a percentage of sales of 26.8% in 2011 were substantially unchanged compared to 26.7% for the comparable period in 2010. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $350,744 and $373,317 for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by 2.0%, or $304,706, to $15,202,146 for the nine months ended September 30, 2011 from $15,506,852 for the same period in 2010. The decrease in selling, general and administrative expense is primarily related to a $80,858 reduction in payroll costs, a $254,464 reduction in rent, a $62,484 reduction in depreciation and amortization, a $40,054 reduction in bad debt expense and a $118,461 reduction in office expense, offset by a $51,742 increase in facility expense, a $68,121 increase in vehicle expenses and a $122,514 increase in professional fees related to property tax reassessments.

Net interest expense decreased by 20.9%, or $146,828, to $557,327 for the nine months ended September 30, 2011 from $704,155 for the same period in 2010. The net interest expense decrease is primarily the result of a reduction in the interest rate under the credit line.

The Company’s net loss increased by $209,734 to a net loss of $366,182 for the nine months ended September 30, 2011, compared to a net loss of $156,448 for the same period in 2010. The increase in net loss is primarily the result of the $647,437 decrease in gross profit, partially offset by the $304,706 decrease in selling, general and administrative expenses and $146,828 decrease in interest expense.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011		2010
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	73.9	73.1	73.2		73.3
Gross profit	26.1	26.9	26.8		26.7

Selling, general and administrative expenses	23.7	22.9	26.8		26.1
Operating income (loss)	2.4	4.0	(0.0)		0.6

Other income	0.3	0.4	0.4		0.3
Interest expense, net	(0.8)	(1.2)	(1.0)		(1.2)
Net income (loss)	1.9%	3.2%	(0.6	) %	(0.3	) %

Liquidity and Capital Resources

           See Part I Financial Information, Item 1 Financial Statements, Note 6 Financing Arrangements, of this Report on Form 10-Q for a description of the Company’s secured credit facility with KeyBank, the Company’s credit arrangement with Goodman, and of subordination agreements by Goodman, Goldman Associates of New York, Inc. (“Goldman Associates”), William Pagano, Rita Folger, Paul Hildebrandt and John A. Hildebrandt in favor of KeyBank.

The Company believes that the KeyBank credit facility is sufficient to finance its current operating needs. The business of the Company will be materially and adversely affected if the bank substantially reduces the amount of the credit availability under the terms of the loan or the bank demands payment of the loan and the Company is unable to refinance the loan, or if liquidity is otherwise substantially reduced.

On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and repaid in full on June 28, 2011. On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. Principal and interest of $251,850 was paid in full on October 20, 2011.

           As of September 30, 2011, the Company had $113,091 in cash compared with $75,390 at December 31, 2010.

Net cash used in operating activities was $2,712,793 for the nine months ended September 30, 2011. The net cash used in operating activities for the 2011 period is a result of net loss of $366,182 and changes in operating and asset and liabilities of $2,868,306, offset by non-cash charges of $521,695. The increase in accounts receivable of $1,335,523 is primarily related to the increased sales volume during the three months ended September 30, 2011 compared to the three months ended December 31, 2010. The increase in inventory of $1,394,220 is to support the increased seasonal sales volume.

Cash flows provided by financing activities of $2,809,767 for the nine months ended September 30, 2011 consisted of $2,250,000 in the issuance of common stock, $250,000 in the issuance of notes payable and $768,176 in borrowings under the credit facility-revolving credit, offset by repayments of notes payable in the amount of $458,409.

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

Dated: November 14, 2011	COLONIAL COMMERCIAL CORP.

/s/ William Pagano

William Pagano,
Chief Executive Officer

/s/ William Salek

William Salek,
Chief Financial Officer