Form 10-K
period 2011-12-31
COLONIAL COMMERCIAL CORP
filed 2012-03-27
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐                                           No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter) was $904,618.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2012
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Johnson Controls’ Source 1 HVAC Service Parts. We distribute these products through seven sales locations in New Jersey, nine in New York State, and two in Massachusetts. We also have an additional location in New Jersey that we use for warehousing purposes only. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

In 2011, approximately 90% of our sales were for replacement and/or renovation and the remaining 10% of sales were for new construction projects, while in each of 2010 and 2009, approximately 85% of our sales were for replacement and/or renovation and the remaining 15% of sales were for new construction projects.  In the same years, respectively, sales consisted of approximately 39%, 39% and 39% HVAC equipment; 34%, 35% and 35% parts and accessories; and 11%, 13% and 13% climate control systems.

We own no patents and have no intellectual property rights or proprietary technology.

We carry general liability, comprehensive property damage, workers compensation and product liability insurance in amounts that we consider adequate for our business.

As of December 31, 2011, we had 155 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Our objective is to become a leading provider of building products, such as HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Distribution, Customers and Suppliers

We stock inventory in 19 of our locations and utilize public warehousing, when necessary.  We deliver products to customers with our fleet of 13 leased and 19 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users. We had approximately 7,500 customers in 2011.  No customer accounted for more than 4% of consolidated net sales in 2011.  We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer.

We deal with our customers on a purchase order by purchase order basis.

We purchase inventory from our vendors and maintain this inventory in our warehouses to ensure continuous availability of merchandise to satisfy our customers’ needs.  We occasionally accept the return of merchandise from the customer when returned in unopened cartons, subject to a restocking fee.  We do not normally provide extended payment terms to customers.  We have no material long term agreements with any supplier.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves. All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

Three suppliers accounted for 41% and 39% of our purchases for 2011 and 2010, respectively. The loss of one or all of these suppliers could have a material adverse effect on our business for at least a short-term period.  We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

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

The Company maintains 18 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; and Great Barrington and Pittsfield, Massachusetts.  Additionally, the Company maintains a separate warehouse location in Paterson, New Jersey. Effective September 1, 2011, the Company sublet 12,310 square feet of its Elmsford, New York location. These 18 locations, excluding the sublet space, consist of approximately 388,000 square feet under leases expiring between 2012 and 2022 with current aggregate annual rents of approximately $2,849,739. Effective January 31, 2012, the Company terminated its lease of 1,200 square feet in Willow Grove, Pennsylvania.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts also include showrooms of kitchen, bathroom and electrical fixtures and accessories.

Our premises are suitable and adequate for their intended use. As of December 31, 2011, we leased all our facilities.

Subsequent to December 31, 2011, the Company exercised its renewal option to extend the leases for its Great Barrington and Pittsfield, Massachusetts locations for five years.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2011, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to December 31, 2011, 1 action was dismissed and 1 plaintiff filed an action, which results in 7 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2011, 3 filed actions in 2011 and 4 filed actions in 2010. There are 208 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of December 31, 2011 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

Our Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there existed 1 plaintiff that named Universal as of December 31, 2011. Subsequent to December 31, 2011, 1 action that named Universal was dismissed and 1 plaintiff filed an action that named Universal, which results in 1 remaining plaintiff naming Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2011 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which our Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2011, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2011, defended us and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from us or from the Universal Predecessor.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC)–Pink Sheets market. From March 31, 2004 through February 22, 2011, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. Commencing February 23, 2011, the Company’s common stock and convertible preferred stock are traded on OTC Markets Group’s OTCQB. The following table sets forth the quarterly high and low bid prices during 2011 and 2010. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock
2011	High	Low	High	Low
First Quarter	$0.70	$0.40	$0.75	$0.55
Second Quarter	0.68	0.25	0.55	0.45
Third Quarter	0.49	0.26	0.65	0.39
Fourth Quarter	0.40	0.20	0.60	0.39

	Common Stock		Convertible Preferred Stock
2010	High	Low	High	Low
First Quarter	$0.34	$0.23	$1.01	$0.35
Second Quarter	0.30	0.20	0.35	0.35
Third Quarter	0.28	0.22	0.36	0.35
Fourth Quarter	0.46	0.24	0.75	0.36

(b)           Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders
Title of Class	(As of March 15, 2012)
Common stock par value $.05 per share	242
Convertible preferred stock par value $.05 per share	514

(c)           Dividends

The Company historically has not paid dividends and does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the Colonial Commercial Corp. 2006 Stock Plan, as of December 31, 2011.

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

As of December 31, 2011, 75,000 vested options were outstanding under the Company’s 2006 Stock Option Plan.

 (e)           Private Placement

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources,” followed by “Equity Transactions,” and the “Impact of Inflation and Seasonality” on the Company.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,057,598, net of an allowance for doubtful accounts of $652,449, as of December 31, 2011. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

The Company has accounted for, and currently accounts for, income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes.  The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of December 31, 2011, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010

Sales decreased by 0.6%, or $492,298, to $79,563,932 for the year ended December 31, 2011 from $80,056,230 for the same period in 2010. The decrease in sales reflects the continued weakness in residential new construction and modernization, which was partially offset by increases in commercial HVAC business.

Gross profit decreased by 2.7%, or $573,783, to $20,990,944 for the year ended December 31, 2011, from $21,564,727 for the same period in 2010.  The decrease in gross profit is the result of some of the products being sold at more competitive prices and the corresponding lower margins, and the change in product mix being sold from the more profitable high-efficiency HVAC equipment to lower-efficiency equipment. Additionally, new product lines sold by the Company were sold at lower margins than is customary for our business. Gross profit expressed as a percentage of sales was 26.4% in 2011 compared to 26.9% for the comparable period in 2010. Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales.  These distribution costs were $499,837 and $514,146 for the years ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by 2.7%, or $557,086, to $20,228,933 for the year ended December 31, 2011 from $20,786,019 for the same period in 2010. The decrease in selling, general and administrative expense is primarily related to a $400,979 reduction in rent expense, of which $159,291 was related to 12 leases being renewed or renegotiated for a lower rent and $241,688 was related to real estate tax refund claims, a $229,234 reduction in bad debt expense, a $127,974 reduction in office expense, and a $70,532 reduction in depreciation and amortization, partially offset by a $90,017 increase in advertising expense and a $113,915 increase in professional fees related to the real estate tax refund claims.

Other income decreased by 3.5%, or $9,554, to $264,397 for the year ended December 31, 2011 from $273,951 for the same period in 2010 and primarily consists of service charges paid by customers.

Net interest expense decreased by 16.3%, or $154,197, to $792,064 for the year ended December 31, 2011 from $946,261 for the same period in 2010. The net interest expense decrease is the result of a $194,362 decrease in interest on the Company’s credit facility, partially offset by $56,904 in bank fees primarily related to the refinance of the Company’s credit facility. The $194,362 decrease in interest on the Company’s credit facility is the result of a decrease in the interest rate of the credit facility from an average rate of 4.8% for the year ended December 31, 2010 to an average rate of 3.6% for the year ended December 31, 2011.

The Company’s net income increased by 120.3%, or $127,946, to $234,344 for the year ended December 31, 2011 compared to a net income of $106,398 for the same period in 2010.  The increase in net income is the result of the $557,086 decrease in selling, general and administrative expenses and a $154,197 decrease in net interest expense, offset by the $573,783 decrease in gross profit.

Liquidity and Capital Resources

Credit Facility

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of December 31, 2011, the Company must maintain a consolidated net worth of at least $2,800,000, plus 50% of positive consolidated net earnings for the fiscal year then ended (with no deduction for losses). The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of December 31, 2011, the Company’s net worth was $4,860,951 and its Fixed Charge Ratio was 1.30, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

During the year ended December 31, 2011, the Company borrowed an aggregate of $102,403,315 and repaid $101,182,143. As of December 31, 2011, the balance outstanding under the facility was $11,991,407 and availability $1,329,230.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company.

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

On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011. On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR or (ii) 4%. The loan was repaid on October 20, 2011. The funds were used for working capital purposes.

On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on May 24, 2012. The funds are being used for working capital purposes.

As of December 31, 2011, the Company had $271,697 in cash compared with $75,390 at December 31, 2010.

Net cash used in operating activities was $2,665,082 for the year ended December 31, 2011. The net cash used in operating activities for the 2011 period is a result of changes in operating and asset and liabilities of $3,586,126, offset by net income of $234,344 and non-cash charges of $686,700. The increase in accounts receivable of $743,094 is primarily related to the increased sales volume during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase in inventory of $1,254,528 is to support the estimated future increase in sales volume.

Cash flows provided by financing activities of $2,920,074 for the year ended December 31, 2011 consisted of proceeds of $2,250,000 from the issuance of common stock and net borrowing of $1,221,172 under the credit facility-revolving credit (gross borrowing of $102,403,315 and repayments of $101,182,143), offset by repayments of notes payable in the amount of $551,098.

Equity Transactions

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of their assessment with our Audit Committee.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age (As of March 15, 2012)	Position with the Company
Directors and Executive Officers:
Dr. E. Bruce Fredrikson	73	Director, Chairman of Audit Committee
Peter Gasiewicz	57	Director, President and Chief Operating Officer
Melissa Goldman-Williams	44	Director, Vice President of Operations
Michael Goldman	73	Director, Chairman of the Board
Stuart H. Lubow	54	Director, Chairman of Nominating Committee
Ronald H. Miller	68	Director
William Pagano	72	Director and Chief Executive Officer of the Company
William Salek	50	Chief Financial Officer and Secretary of the Company

Dr. E. Bruce Fredrikson

Dr. E. Bruce Fredrikson has been a Director of the Company since January 28, 2005. Dr. Fredrikson is currently an independent consultant in corporate finance and governance.  He is Professor of Finance, Emeritus, at Syracuse University’s Martin J. Whitman School of Management where he taught from 1966 until his retirement in May 2003. From June 1994 until July 2011, Dr. Fredrikson served as a director and Chairman of the Audit Committee of Track Data Corporation, a financial services company, and from March 2007 until July 2011, also served as its non-executive Chairman of the Board. From February 2003 until July 2009, Dr. Fredrikson served as a director and Chairman of the Audit Committee of Consumer Portfolio Services, Inc., a consumer finance company. Dr. Fredrikson holds an A.B. in economics from Princeton University and a M.B.A. in accounting and a Ph.D. in finance from Columbia University.

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

Peter Gasiewicz

Peter Gasiewicz has been a Director of the Company since February 24, 2011. Mr. Gasiewicz served as Vice President of Sales of the Company from January 21, 2008 until his appointment as President and Chief Operating Officer of the Company on November 29, 2011. Mr. Gasiewicz has extensive knowledge and experience in HVAC and the distribution business. From January 2006 to January 2008, Mr. Gasiewicz was President of Fedders North America and Senior Vice President of Fedders Corporation. Prior to that, he was Vice President and General Manager of International Comfort Products/Carrier Corporation (ICP), a division of United Technologies Corporation. Mr. Gasiewicz has also served as President of two wholly-owned ICP distributors operating approximately 31 locations and has held various other positions in the HVAC industry.  He holds a Bachelor of Arts Degree in Economics from New Jersey’s Ramapo College and has obtained a variety of technical certifications. He also has continuing education background at Darden School of Business, University of Virginia. Mr. Gasiewicz is also a Vietnam-era veteran who served with the United States Marine Corps.

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

Michael Goldman

Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006.  Since 1987 Mr. Goldman was the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc., an appliance distributor for the Northeast, until January 1, 2007.  The assets of Goldman Associates of New York, Inc were acquired by Westye East, on January 1, 2007 and it is now an investment company located in Florida.  Mr. Goldman continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc.  Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

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

William Pagano

William Pagano was appointed as a Director of the Company in February 2002, as President of the Company on October 27, 2005, and as Chief Executive Officer of the Company on April 17, 2006. Prior to November 1998, Mr. Pagano was engaged in the practice of law.  Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University.  Mr. Pagano also holds a J.D. from Seton Hall University.

The nominating committee of the Board of Directors has concluded that Mr. Pagano should serve as a director because of his experience in serving as the President of our subsidiaries, as well as his experience in serving as Chief Executive Officer of the Company since 2006. Additionally, Mr. Pagano’s legal experience is continually valuable to the Company.

William Salek

William Salek was appointed as the Chief Financial Officer of the Company in October 2004 and Secretary of the Company in February 2005. Mr. Salek has been employed by Universal since 1983.  Mr. Salek holds a B.S. in Accounting from Clarion University.  Mr. Salek is a director of Educational Partnership for Instructing Children, Inc., a non-profit learning institute.

Compliance with Section 16(a) of the Exchange Act

The Company believes that during the period from January 1, 2011 through December 31, 2011, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all employees, including all employees of the Company’s subsidiaries, as well as each member of the Company’s Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Dr. E. Bruce Fredrikson and Ronald H. Miller.  The Board of Directors has determined that Dr. Fredrikson is a financial expert. Both Dr. Fredrikson and Mr. Miller are independent Directors as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2011 and 2010 to William Pagano, William Salek and Pete Gasiewicz, the only named executive officers of the Company as of December 31, 2011.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

William Pagano—Director and Chief	2011	$180,000	-	-	$180,000
Executive Officer of the Company*	2010	$180,000	-	-	$180,000

William Salek—Chief Financial	2011	$130,000	-	-	$130,000
Officer and Secretary of the Company**	2010	$120,500	-	-	$120,500

Peter Gasiewicz—President and Chief Operating Officer of the Company***	2011	$170,000	-	-	$170,000

* Mr. Pagano waived 10% of his salary, or $20,000, for each of the full fiscal years 2011 and 2010.

            ** In 2010 Mr. Salek waived (i) 10% of his salary, or $9,000, for the period beginning on January 1, 2010 and ending on August 29, 2010 and (ii) 5% of his salary, or $5,000, for the period beginning on August 30, 2010 and ending on September 27, 2010.

*** In 2011, Mr. Gasiewicz waived 10% of his salary for the period beginning January 1, 2011 and ending on March 31, 2011.

During the fiscal years ended 2011 and 2010, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Pagano is the Chief Executive Officer of the Company. Mr. Salek is the Chief Financial Officer and Secretary of the Company. Mr. Gasiewicz is the President and Chief Operating Officer of the Company.

William Pagano

For the calendar year 2010, Mr. Pagano earned $39,369 as incentive compensation, but waived his right to receive this amount.

Mr. Pagano is currently employed by the Company on an at-will basis at an annual compensation rate of $200,000. Mr. Pagano waived 10% of his salary, or $20,000, for 2011.

The Company will be considered in default of its credit agreement with KeyBank National Association (“KeyBank”) in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company.

William Salek

Mr. Salek is employed by the Company on an at-will basis at an annual compensation rate of $130,000. In 2010 Mr. Salek waived (i) 10% of his salary, or $9,000, for the period beginning on January 1, 2010 and ending on August 29, 2010 and (ii) 5% of his salary, or $5,000, for the period beginning on August 30, 2010 and ending on September 27, 2010.

Peter Gasiewicz

Mr. Gasiewicz is employed by the Company on an at-will basis at an annual compensation rate of $175,000. In 2011, Mr. Gasiewicz waived 10% of his salary for the period beginning January 1, 2011 and ending on March 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding for the named executive officers as of December 31, 2011.

Potential Payments Upon Termination or Change In Control

No named executive officer is entitled to any payments upon the termination or retirement of such named executive officer or upon a change of control of the Company, except that on November 29, 2011, the Company and Mr. Gasiewicz entered into a Non-Competition and Severance Agreement. The agreement provides that Mr. Gasiewicz is employed on an at will basis, but the Company will pay to him as severance 12 monthly payments of $14,583.33, less withholding taxes, if the Company terminates him other than for cause (as defined). The agreement also provides that Mr. Gasiewicz may not compete with the Company in the Territory (as defined) until one year following the termination of his employment for whatever reason.

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total
Dr. E. Bruce Fredrikson	$22,000	-	-	$22,000
Melissa Goldman-Williams	$3,000	-	-	$3,000
Michael Goldman	$12,000	-	-	$12,000
Stuart H. Lubow	$12,000	-	-	$12,000
Ronald H. Miller	$12,000	-	-	$12,000

*The dollar amount of stock option awards is calculated in accordance with FASB ASC Topic 718. The aggregate number of options outstanding as of December 31, 2011 for each of Dr. Fredrikson, Mr. Lubow and Mr. Miller was 25,000.

Members of the Board of Directors, other than those employed by the Company, received a fee of $12,000 annually consisting of an annual retainer of $8,000 and a fee of $1,000 for each meeting of the Board, limited to $4,000 per annum payable in advance in four equal quarterly installments.

Dr. E. Bruce Fredrikson’s annual retainer fee for serving as a Director and Chairman of the Audit Committee is $18,000.  The fee is payable in $4,500 installments in advance of each quarter.

Members of the Board of Directors receive no fees if they are employed by the Company.

Peter Gasiewicz was appointed as a Director on February 24, 2011. Mr. Gasiewicz has served as Vice President of Sales of the Company since January 2008 and as President and Chief Operating Officer since November 29, 2011 and as an employee of the Company, will not receive director fees.

Melissa Goldman-Williams was appointed Vice President of Operations on February 24, 2011 and as an employee of the Company, no longer receives director fees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           The following table sets forth, as of March 15, 2012, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of the executive officers and Directors of the Company as a group.

	Common Stock			Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class	Amount and Nature of Beneficial Ownership*	Percent of Class

Officers and Directors:
Dr. E. Bruce Fredrikson	35,600	(1)	**	0	**
Peter Gasiewicz	0		-	0	-
Melissa Goldman-Williams	5,400		**	0	**
Michael Goldman	4,332,329	(2)	46.33%	91,065	31.07%
Stuart H. Lubow	25,000	(3)	**	0	**
Ronald H. Miller	26,054	(4)	**	0	**
William Pagano	979,571	(5)	10.66%	0	**
William Salek	45,000	(6)	**	0	**
All Officers and Directors as a Group:	5,448,954	***	59.22%	91,065	31.07%

Holders of over 5% of a class of stock who are not Officers or Directors:
Rita C. Folger	1,178,719	(7)	12.83%	0	**
Goldman Associates of New York, Inc.	3,994,255	(8)	43.63%	0	**

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

(2)  Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates of New York, Inc. (“Goldman Associates”). Goldman Associates is the owner of 3,994,255 shares of Common Stock (“Goldman Shares”). Mr. Goldman is the owner of 247,009 shares of Common Stock, 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and the beneficial owner of the Goldman Shares. Mr. Goldman’s Common Stock ownership in the table above reflects the aggregate amount of his beneficially owned shares consisting of: (i) 247,009 shares of Common Stock, (ii) 91,065 shares of Common Stock issuable at any time upon conversion of 91,065 shares of Convertible Preferred Stock, and (iii) the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates and Michael Goldman disclaim beneficial ownership. Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(3)  Stuart H. Lubow’s beneficial ownership consists of 25,000 shares of Common Stock issuable upon exercise of his options.

(4)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

(5)  William Pagano’s beneficial ownership consists of 946,238 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(6)  William Salek’s beneficial ownership consists of 45,000 shares of Common Stock.

(7)  Rita C. Folger’s beneficial ownership consists of 1,145,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company. Oscar Folger and Jeffrey Folger each disclaim beneficial ownership of the shares owned by Rita Folger.

(8)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 3,994,255 shares of Common Stock. See Footnote 2, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $220,788 and $215,534 during the years ended December 31, 2011 and 2010, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2011 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the years ended December 31, 2011 and 2010 were $60,719 and $20,093, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $270,516 and $268,896 during the years ended December 31, 2011 and 2010, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 for each of the years ended December 31, 2011 and 2010.

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

At December 31, 2011 the remaining principal on the above notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were $18,186, $34,599, $7,072 and $20,206, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,728, $5,184, $1,061 and $3,031, respectively, for the year ended December 31, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $3,601, $6,843, $1,400 and $4,001, respectively, for the year ended December 31, 2010.

(g)
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

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011.

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. The loan was repaid on October 20, 2011.

(k)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on May 24, 2012.

            The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Director Independence

The Board of Directors is comprised of seven members, of which three are classified as “independent” as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2). The three independent Directors are Dr. E. Bruce Fredrikson, Stuart H. Lubow and Ronald H. Miller.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees were $235,000 in each of 2010 and 2011. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that were normally provided by EisnerAmper LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from EisnerAmper LLP in 2011 or 2010. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from EisnerAmper LLP in 2011 or 2010. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Company did not incur any other fees from EisnerAmper LLP in 2011 or 2010.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8., Financial Statements and Supplementary Data

(2)	Financial Statement Schedules. See F-1 through F-25, attached

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit	Exhibit Name	Filed Herewith	Form	Date Filed With SEC	Incorporated By Reference From Exhibit

3.01	Restated Certificate of Incorporation of Registrant dated January 6, 1983		10-K	03-30-06	3.01
(a)	Certificate of Amendment of the Certificate of Incorporation dated October 31, 1986		10-K	03-30-06	3.01(a)
(b)	Certificate of Amendment of the Certificate of Incorporation dated June 24, 1988		10-K	03-30-06	3.01(b)
(c)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(c)
(d)	Certificate of Amendment of the Certificate of Incorporation dated January 13, 1998		10-K	03-30-06	3.01(d)
(e)	Certificate of Amendment of the Certificate of Incorporation dated September 29, 2006		10-Q	11-13-06	3.01

3.02	By-Laws of Registrant		10-K	03-30-06	3.02
(a)	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01	Specimen of Common Stock Certificate		10-K	03-30-06	4.01

4.02	Specimen of Convertible Preferred Stock Certificate		10-K	03-30-06	4.02

10.01	Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	07-09-99	10(a)(iii)
(a)	Amendment Number 1 dated October 29, 2002 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	11-02-05	10.02
(b)	Amendment Number 2 dated as of June 15, 2005 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	06-20-05	99.1
(c)	Amendment Number 3 dated as of March 12, 2007 to Employment Agreement dated as of June 25, 1999 between Universal Supply Group, Inc. and William Pagano		8-K	03-12-07	10.04

10.02	Non-Competition and Severance Agreement dated November 29, 2011 by and between Colonial Commercial Corp. and Peter Gasiewicz		8-K	12-02-11	10.01

10.03	2006 Stock Plan	10-Q	11-13-06	10.01
(a)	Form of stock option grant letter	8-K	12-06-06	10.01

10.04	Certain documents related to tender offer to purchase Convertible Preferred Stock:
(a)	Offer to Purchase dated August 20, 2009	SC-TO	08-20-09	99.(a)(1)
(b)	Letter of Transmittal	SC-TO	08-20-09	99.(a)(2)
(c)	Notice of Guaranteed Delivery	SC-TO	08-20-09	99.(a)(3)
(d)	Letter to Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	SC-TO	08-20-09	99.(a)(4)
(e)	Letter from Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	SC-TO	08-20-09	99.(a)(5)
(f)	Letter to holders of Convertible Preferred Stock of Colonial	SC-TO	08-20-09	99.(a)(6)
(g)	Consent of Registered Independent Public Accounting Firm	SC-TO	08-20-09	99.(a)(8)
(h)	Form of Note Payable	SC-TO	08-20-09	99.(b)(1)
(i)	Financial Advisor Retainer Agreement	SC-TO	08-20-09	99.(c)(1)
(j)	Opinion of Financial Advisor	SC-TO	08-20-09	99.(c)(2)
(k)	Form of Depository Agreement	SC-TO	08-20-09	99.(d)(4)
(l)	Form of Escrow Agreement among Colonial Commercial Corp., American Stock Transfer & Trust Company and the Private Lenders	SC-TO	08-20-09	99.(d)(5)

10.05	Purchase Agreement dated March 25, 1999 for business and assets subject to certain liabilities of Universal Supply Group, Inc.	10-KSB	03-30-99	10(g)
(a)	Amendment Number 1 dated June 25, 1999 to Purchase Agreement dated March 25, 1999	8-K	07-09-99	10(a)(ii)

10.06	Certain documents related to refinance with Wells Fargo Business Credit, Inc. of asset based loan and term loan dated July 28, 2004, previously with LaSalle Bank National Association:
(a)	Credit Security Agreement dated July 28, 2004 between American/Universal Supply, Inc., The RAL Supply Group, Inc. and Universal Supply Group, Inc. to Wells Fargo Business Credit, Inc.	10-Q	08-16-04	10.1
(b)	First Amendment to the Credit Security Agreement dated May 11, 2006	8-K	06-27-06	10.02
(c)	Second Amendment to the Credit Security Agreement dated September 10, 2007	8-K	09-14-07	10.08
(d)	Third Amendment to the Credit Security Agreement dated November 12, 2009	10-Q	11-13-09	10.04
(e)	Fourth Amendment to the Credit Security Agreement dated March 4, 2010	8-K	03-10-10	10.17
(f)	Fifth Amendment to the Credit Security Agreement dated May 11, 2010	10-Q	05-12-10	10.06
(g)	Sixth Amendment to the Credit Security Agreement dated March 15, 2011	8-K	03-21-11	10.07

10.07	Certain documents related to refinance with KeyBank National Association. of asset based loan and term loan dated October 18, 2011, previously with Wells Fargo Business Credit, Inc.:
(a)	Credit and Security Agreement dated October 18, 2011 by and among Colonial Commercial Corp., Universal Supply Group, Inc., The RAL Supply Group, Inc., S&A Supply, Inc. and KeyBank National Association	8-K	10-19-11	10.01
(b)	Promissory Note dated March 24, 2010 by and among Goodman, L.P., Goodman Manufacturing Company, L.P. and Goodman Sales Company, and Universal Supply Group, Inc. (“Promissory Note”)	8-K	03-26-10	10.02
(c)	Amendment and Restatement No. 1 dated April 13, 2011 of Schedule 1 to the Promissory Note	8-K	04-13-11	10.02
(d)	Form of Amendment and Restatement No. 2 dated October 14, 2011 of Schedule 1 to the Promissory Note	8-K	10-20-11	10.05
(e)	Form of Subordination Agreement dated October 18, 2011 by and between Colonial Commercial Corp., KeyBank National Association, and Rita Folger	8-K	10-20-11	10.07
(f)	Form of Subordination Agreement dated October 18, 2011 by and between Colonial Commercial Corp., KeyBank National Association, and Goldman Associates of New York, Inc., filed herewith.	8-K	10-20-11	10.08
(g)	Form of Subordination Agreement dated October 18, 2011 by and between Colonial Commercial Corp., KeyBank National Association, and Paul Hildebrandt	8-K	10-20-11	10.10
(h)	Form of Subordination Agreement dated October 18, 2011 by and between Colonial Commercial Corp., KeyBank National Association, and William Pagano	8-K	10-20-11	10.11
(i)	Form of Intercreditor and Lien Subordination Agreement dated October 18, 2011 by and among Universal Supply Group, Inc., KeyBank National Association and Goodman Manufacturing Company, L.P., Goodman Company, L.P., and Goodman Sales Company	8-K	12-09-11	10.01

10.08
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
		10-K	11-18-03	10(g)

10.09	Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.10	Private Placement Purchase Agreement dated June 30, 2003 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.10

10.11	Private Placement Purchase Agreement dated February 12, 2004 by and among Colonial Commercial Corp. and the persons who are counterparts to the Agreement as “Investors”	10-K	03-30-06	10.11

10.12	Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(b)	Convertible Note Payable	10-Q	08-16-04	4.2
(c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	10-K	03-31-08	10.13(c)
(d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	10-K	03-31-08	10.13(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-13-09	10.06
(f)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-13-09	10.09
(g)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	03-10-10	10.08
(h)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	03-10-10	10.12
(i)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	03-02-11	10.10
(j)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	03-02-11	10.15
(k)	Amendment No. 5 dated February 15, 2012 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-17-12	10.12
(l)	Amendment No. 5 dated February 15, 2012 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-17-12	10.18

10.13	Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(a)	Private Placement Agreement	10-Q	08-16-04	4.4
(b)	Secured Note	10-Q	08-16-04	4.5
(c)	Warrant	10-Q	08-16-04	4.6
(d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	10-K	03-31-08	10.14(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-13-09	10.03
(f)	Amendment No. 3 dated March 5, 2010 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	03-10-10	10.04
(g)	Amendment No. 4 dated March 1, 2011 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	03-02-11	10.05
(h)	Amendment No. 5 dated February 15, 2012 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-17-12	10.06

10.14	Form Private Placement Purchase Agreement by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors.”	8-K	3-02-11	10.16

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

 COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts	F-25
All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colonial Commercial Corp.

We have audited the accompanying consolidated balance sheets of Colonial Commercial Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years then ended.  Our audit also included the financial statement schedule – Schedule II, Schedule of Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Commercial Corp. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EisnerAmper LLP

New York, New York
March 27, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$271,697	$75,390
Accounts receivable, net of allowance for doubtful accounts of $652,449 in 2011 and $694,083 in 2010	10,057,598	9,632,829
Inventory	12,035,597	10,781,069
Prepaid expenses and other current assets	1,413,531	1,111,625
Total current assets	23,778,423	21,600,913
Property and equipment	949,912	1,126,810
Goodwill	1,416,929	1,416,929
Other assets - noncurrent	428,532	172,913
	$26,573,796	$24,317,565
Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$5,681,928	$6,513,506
Accrued liabilities	1,476,776	1,674,403
Income taxes payable	586	2,360
Borrowings under credit facility - revolving credit	11,991,407	10,770,235
Notes payable - current portion; includes related party notes of $32,009 in 2011 and 2010	384,630	1,094,275
Total current liabilities	19,535,327	20,054,779
Convertible notes payable-related party	200,000	200,000
Notes payable, excluding current portion; includes related party notes of $798,014 in 2011 and $830,024 in 2010	1,977,518	1,686,179
Total liabilities	21,712,845	21,940,958
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding in 2011 and 2010, liquidation preference of $1,465,285 in 2011 and 2010	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 and 4,654,953 shares issued and outstanding in 2011 and 2010, respectively	457,747	232,747
Additional paid-in capital	12,659,782	10,634,782
Accumulated deficit	(8,271,231)	(8,505,575)
Total stockholders' equity	4,860,951	2,376,607
	$26,573,796	$24,317,565

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income

	For the Year Ended December 31,
	2011	2010
Sales	$79,563,932	$80,056,230
Cost of sales	58,572,988	58,491,503
Gross profit	20,990,944	21,564,727

Selling, general and administrative expenses, net	20,228,933	20,786,019
Operating income	762,011	778,708

Other income	264,397	273,951
Interest expense, net; includes related party interest of $61,880 in 2011 and $65,720 in 2010	(792,064)	(946,261)
Net income	$234,344	$106,398

Income per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average shares outstanding:
Basic	8,425,090	4,654,953
Diluted	8,718,148	4,948,010

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2009	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,611,973)	$2,270,209

Net Income						106,398	106,398
Balance at December 31, 2010	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,505,575)	$2,376,607

Issuance of Common Stock for cash		4,500,000		225,000	2,025,000		2,250,000
Net Income						234,344	234,344
Balance at December 31, 2011	293,057	9,154,953	$14,653	$457,747	$12,659,782	$(8,271,231)	$4,860,951

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended
	2011	2010
Cash flows from operating activities:
Net income	$234,344	$106,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	318,325	548,559
Depreciation	369,004	437,036
Net gain on sale of fixed assets	(629)	(7,677)
Amortization of intangibles	-	2,500
Changes in operating assets and liabilities
Accounts receivable	(743,094)	(713,265)
Inventory	(1,254,528)	807,902
Prepaid expenses and other current assets	(301,906)	(216,120)
Other assets – noncurrent	(255,619)	(38,708)
Trade payables	(831,578)	1,110,970
Accrued liabilities	(197,627)	114,523
Income taxes payable	(1,774)	(2,014)
Net cash (used in) provided by operating activities	(2,665,082)	2,150,104

Cash flows from investing activities:
Additions to property and equipment	(67,068)	(89,912)
Proceeds from disposal of property and equipment	8,383	20,700
Net cash used in investing activities	(58,685)	(69,212)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $32,009 in 2011 and 2010	(551,098)	(431,700)
Proceeds from issuance of common stock	2,250,000	-
Borrowings (repayments) under credit facility - revolving credit, net	1,221,172	(2,320,431)
Net cash provided by (used in) financing activities	2,920,074	(2,752,131)
Increase (decrease) in cash	196,307	(671,239)
Cash - beginning of period	75,390	746,629
Cash - end of period	$271,697	$75,390

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

(b) Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

(e) Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2011 and 2010.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $499,837 and $514,146 for the years ended December 31, 2011 and 2010, respectively.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(j) Goodwill

Goodwill is reviewed at least annually for impairment.  In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss to the extent the carrying value of goodwill exceeds the fair value of goodwill will be recorded. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At December 31, 2011, goodwill on the Company’s books of $1,416,929 relate entirely to Universal. Based on the Company’s determination, the residual fair value of Universal’s goodwill was higher than its carrying value as of December 31, 2011 and there was no need for an impairment charge. The methodology used to estimate the fair values has not changed.

As a result of the Company’s annual impairment tests, as of December 31, 2011 and 2010, there was no indication of impairment for goodwill for Universal. Goodwill amounting to $1,416,929 at each December 31, 2011 and 2010 consisted of assets arising from acquisitions.

(k) Stock Options

The Company recognizes equity based compensation expense in accordance with established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant date fair value of the award.

(l)  Net Income Per Common Share

Basic income per share excludes any dilution.  It is based upon the weighted average number of common shares outstanding during the period.  Dilutive earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(m) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of December 31, 2011 and 2010, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  The adoption of this accounting guidance had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. The Company has no unrecognized tax benefits recorded for the years ended December 31, 2011 and 2010. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal income tax examinations in process, however, one of the Company’s subsidiaries is under examination for sales and use tax in the State of Massachusetts. The Company has concluded that there will be an immaterial assessment and has not provided for such liability. A prior year income tax examination related to one of the Company’s subsidiaries in the State of New Jersey concluded during 2011 and resulted in a small refund. The 2008 through 2011 tax years remain subject to examination by the Internal Revenue Service and other taxing authorities for U.S. federal and state/local tax purposes. The Company does, however, have prior year net operating losses dating back to 2000, which are subject to examination.

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

(p) Recent Issued Accounting Pronouncements

In December 2010, the FASB issued an amendment which affects entities that have recognized goodwill and have one or more reporting units whose carrying amounts for purposes of performing Step 1 of the goodwill impairment test is zero or negative, to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The standard allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance had no impact on the Company’s financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting Pronouncement Not Yet Adopted:

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is less than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on the Company’s financial statements.

(q) Reclassification

The Company has reclassified certain prior period amounts to conform to the current year presentation.

2.	Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Computer hardware and software	$1,338,800	$1,282,837
Furniture and fixtures	246,738	245,276
Leasehold improvements	1,706,045	1,686,811
Showroom fixtures and displays	403,586	384,027
Automobiles	997,996	955,193
	4,693,165	4,554,144
Less accumulated depreciation and amortization	(3,743,253)	(3,427,334)
	$949,912	$1,126,810

Depreciation expense amounted to $369,004 and $437,036 for the years ended December 31, 2011 and 2010, respectively.

3.	Financing Arrangements

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of December 31, 2011, the Company must maintain a consolidated net worth of at least $2,800,000, plus 50% of positive consolidated net earnings for the fiscal year then ended (with no deduction for losses). The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of December 31, 2011, the Company’s net worth was $4,860,951 and its Fixed Charge Ratio was 1.30, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

During the year ended December 31, 2011, the Company borrowed an aggregate of $102,403,315 and repaid $101,182,143. As of December 31, 2011, the balance outstanding under the facility was $11,991,407 and availability $1,329,230.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 14, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011. On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR or (ii) 4%. The loan was repaid on October 20, 2011. The funds were used for working capital purposes.

4.	Notes Payable

Notes payable consist of the following at December 31:

	2011	2010
Various term notes payable: (collateralized by the book value of equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $8,564 and $7,480 for 2011 and 2010, respectively, bearing interest between 0% to 11.4%	$263,539	$215,861

Term notes payable to related parties: subordinated unsecured convertible notes payable, bearing interest at the prime rate plus 2%, interest payable quarterly, with the principal payable on January 1, 2014. The notes are convertible into 66,666 shares of common stock at $3.00 per share during the term of the notes.(1)	200,000	200,000

Term note of $750,000 payable to a related party: subordinated secured note payable, bearing interest at the prime rate, which was 3.25% at December 31, 2011, plus 2%, interest payable quarterly, with the principal payable on January 1, 2014.(2)	750,000	750,000

Promissory notes payable to related parties and a private investor: subordinated unsecured notes payable, bearing interest at 12% per annum, payable in twenty equal quarterly payments of principle and accrued interest beginning October 10, 2009.(3)	90,127	126,177

Promissory note payable to a supplier: subordinated unsecured note, bearing interest at 8%, payable in monthly principal installments with the balance to be repaid in November 2014.(4)	1,258,482	1,688,416
	2,562,148	2,980,454
Less current installments	(384,630)	(1,094,275)
	$2,177,518	$1,886,179

(1)
Included in the above term notes payable bearing interest at the prime rate plus 2% are two notes considered to be related party transactions; $100,000 term note payable to William Pagano, President of Universal and Director of the Company, and $100,000 term note payable to Rita Folger, beneficial owner of greater than 5% of the Company. On February 15, 2012, the Company amended the Convertible Notes dated as of July 29, 2004, as amended, payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for the first maturity date and the final maturity date of each note to be extended to January 1, 2014 so that the entire principal amount of each note is due and payable on January 1, 2014.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)
The term note payable bearing interest at prime rate plus 2% is to Goldman Associates of New York, Inc., (“Goldman Associates”), in which Michael Goldman is majority shareholder, Chief Executive Officer and Chairman of the Board. On February 15, 2012, the Company amended the Secured Note dated July 29, 2004, as amended, (“Amended Secured Note”).  The Amended Secured Note extended the maturity date of the note from January 1, 2012 to January 1, 2014.

(3)
Included in the above promissory notes payable bearing interest at 12% are four notes considered to be related party transactions; $20,206, $34,599, $18,186 and $7,072 in 2011 and $28,289, $48,383, $25,460 and $9,901 in 2010 payable to Rita Folger, Goldman Associates, Paul Hildebrandt and William Pagano, respectively.

(4)
Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 14, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company.

Maturities of notes payable are as follows:

2012	$384,630
2013	385,189
2014	1,740,302
2015	44,858
2016	7,169
$2,562,148

5.	Capital Stock

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

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2011, the number of preferred shares outstanding was 293,057; accordingly, the Board of Directors to be elected at the 2012 annual shareholders’ meeting will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2011, there were 434,723 shares of common stock reserved for conversion of preferred stock and for the exercise of vested stock options and convertible notes.

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

6.	Stock Option Plans

On September 29, 2006, the Company adopted the Colonial Commercial Corp. 2006 Stock Plan, (the “2006 Plan”).  The 2006 Plan enables the Company to grant equity and equity-linked awards to the Company’s Directors, officers, employees and other persons who provide services to the Company.  The 2006 Plan is intended to allow us to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to us and (2) further stimulate their efforts on the Company’s behalf.

The following is a summary of certain provisions of the 2006 Plan.

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2011, 925,000 options were available to be issued.

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

No options were granted during the years ended December 31, 2011 and 2010.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009	75,000	$1.85
Options Granted	0	0.00
Options Exercised and/or Forfeited	0	0.00	*
Balance at December 31, 2010	75,000	$1.85
Options Granted	0	0.00
Options Exercised and/or Forfeited	0	0.00
Balance at December 31, 2011	75,000	$1.85	*
Exercisable at December 31, 2011	75,000	$1.85	*

*Intrinsic value is the value by which the quoted market price of the Company’s common stock exceeds the exercise price. As of December 31, 2011 and 2010, the quoted market price of the Company’s common stock was less than the exercise price.

In 2011 and 2010, the amount of stock-based compensation was $0 and as of December 31, 2011, the Company had no unrecognized compensation.

The following table summarizes information about stock options at December 31, 2011:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price
$1.85	75,000	4.94	$1.85

7.	Net Income Per Common Share

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

For the years ended December 31, 2011 and 2010, convertible preferred stock, convertible into 293,507 shares of common stock, were included as common stock equivalents when calculating diluted earnings per share. Employee stock options totaling 75,000 for the years ended December 31, 2011 and 2010 were not included in the net income per share calculation because their effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income per share calculation for the years ended December 31, 2011 and 2010, because their effect would have been anti-dilutive.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.	Income Taxes

The provision for income taxes consists of the following:

	2011			2010
		State			State
		And			And
	Federal	Local	Total	Federal	Local	Total

Current	$-	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-	-
Total tax expense	$0	$0	$0	$0	$0	$0

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2011	2010
Tax provision at Federal statutory rate	34.00%	34.00%
State income tax, net of federal benefit	6.00%	6.00%
Change in valuation allowance for deferred tax assets	(44.51)%	(49.15)%
Permanent differences	4.51%	9.15%
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below.

	2011	2010
Current Deferred Tax Assets:
Federal net operating loss carryforwards	$0	$0
Current Deferred Tax Assets	$0	$0
Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$8,930,284	$8,935,398
State net operating loss carryforwards	315,053	315,033
Allowance for doubtful accounts	334,639	327,042
Additional costs inventoried for tax purposes	456,616	441,156
Alternative Minimum Tax Credit Carryforward	49,436	49,436
Compensation	53,412	53,412
Rent	89,139	97,502
Goodwill	(129,164)	(3,943)
Depreciation	148,150	136,891
Non-current Deferred Tax Assets	10,247,565	10,351,927
Less Valuation Allowance	(10,247,565)	(10,351,927)
Net Non-Current Deferred Tax Assets	$0	$0

The change in the valuation allowance for the years ended December 31, 2011 and 2010 was $104,362 and $52,830, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2011, the Company’s net operating loss carryforwards for federal income tax purposes were approximately $26,265,000. Various amounts of net operating loss carryforwards will expire from 2020 through 2031.

Expiration Year	Net Operating Losses
2020	$5,960,000
2021	2,737,000
2022	14,532,000
2028	1,010,000
2029	1,878,000
2030	134,000
2031	14,000
$26,265,000

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not had an ownership change under Section 382. If such a change did occur, a limitation could be placed on the Company's ability to utilize its NOLs.

One of the Company’s subsidiaries is under examination for sales and use tax in the State of Massachusetts. The Company has concluded that there will be an immaterial assessment and has not provided for such liability. A prior year income tax examination related to one of the Company’s subsidiaries in the State of New Jersey concluded during 2011 and resulted in a small refund.

9.	Fair Value of Financial Instruments

The Company uses the standard that defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value because of the short term nature of these instruments and the interest rate applicable to the Company’s financial status. Based on the current estimated market rates at December 31, 2011, the fair value of the non-current debt approximates its carrying value.

10.	Supplemental Cash Flow Information

              The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2011	2010
Interest	$828,800	$1,023,172
Supplemental disclosure of non-cash financing and investing activities:
Conversion of accounts payable to notes payable	$0	$2,000,000
Notes issued for purchase of fixed assets	$132,792	$137,278

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.	Employee Benefit Plans

401(k) Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. In 2011 and 2010, the plan did not provide for matching contributions.

12.	Business and Credit Concentrations

The same three suppliers accounted for 41% and 39% of the Company’s purchases for each of the years 2011 and 2010, respectfully.  As of December 31, 2011, the Company’s outstanding balance payable to these three suppliers was $994,135.  The loss of one or all of these suppliers could have a material adverse effect upon its business for a short-term period.

13.	Commitments and Contingencies

(a)  Leases

The Company records lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,519,483 and $3,611,126 for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2012	$3,421,322
2013	3,120,080
2014	2,597,795
2015	2,520,126
2016	2,431,031
Thereafter	1,829,655
Total	$15,920,009

Subsequent to December 31, 2011, the Company exercised one of its renewal options to extend the leases for its Great Barrington and Pittsfield, Massachusetts locations for a period of five years, expiring on September 10, 2017.

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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2011, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to December 31, 2011, 1 action was dismissed and 1 plaintiff filed an action, which results in 7 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2011, 3 filed actions in 2011 and 4 filed actions in 2010. There are 208 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of December 31, 2011 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 37 plaintiffs; of these, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-three plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there existed 1 plaintiff that named Universal as of December 31, 2011. Subsequent to December 31, 2011, 1 action that named Universal was dismissed and 1 plaintiff filed an action that named Universal, which results in 1 remaining plaintiff naming Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2011 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

(ii)(a)           Indemnification

John A. Hildebrandt, Paul Hildebrandt and the Universal Predecessor have jointly and severally agreed to indemnify the Company’s Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier.  These agreements are set forth in the purchase agreement. Paul Hildebrandt, one of the indemnitors, was a Director of the Company from September 29, 2004 to January 28, 2005.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The obligation of the indemnitors is joint and several, so that the Company can have recourse against any one or more of these indemnitors, whether or not any other indemnitor has previously defaulted on its obligation to us. There are no other limitations to the Company’s rights to indemnification.  The Company cannot be certain that the indemnitors have the financial wherewithal to meet their obligations to indemnify the Company.

(ii)(b)           Insurance

The assets that the Universal Predecessor sold to the Company included its insurance policies and other agreements and contracts. The policies provide coverage for liability accruing during the periods for which premiums were paid.  The Universal Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies.  Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Universal Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims.  Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured.  As of December 31, 2011, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2011, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs.  Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

The Company’s Universal subsidiary has not engaged in the sale of asbestos products since its formation in 1997. Its product liability policies for all years since 1998 exclude asbestos claims.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(iii)               General

Regardless of indemnification and insurance coverage, management does not in any event consider the Company to be liable for the asbestos-based lawsuits that name the Company or for any other claim that arises as a result of actions or omissions by the Universal Predecessor. The Company expressly disclaimed the assumption of any liabilities when the Company purchased the assets of the Universal Predecessor. It is the opinion of management that the existing asbestos litigation will not have a material adverse effect on the Company.  Nevertheless, the Company could be materially and adversely affected if it is held liable for substantial asbestos claims or if it incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully deny coverage or claim limitations on their liabilities by reason of gaps in coverage or otherwise.

Since management regards as remote the potential payment of any asbestos-based claim, no amounts have been accrued for any period relating to asbestos claims, and no amounts have been recorded for asbestos claims for any period in the financial statements.

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

14.	Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $220,788 and $215,534 during the years ended December 31, 2011 and 2010, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2011 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the years ended December 31, 2011 and 2010 were $60,719 and $20,093, respectively.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $270,516 and $268,896 during the years ended December 31, 2011 and 2010, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $5,250 for each of the years ended December 31, 2011 and 2010.

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

At December 31, 2011 the remaining principal on the above notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were $18,186, $34,599, $7,072 and $20,206, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,728, $5,184, $1,061 and $3,031, respectively, for the year ended December 31, 2011. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $3,601, $6,843, $1,400 and $4,001, respectively, for the year ended December 31, 2010.

(g)
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

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011.

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. The loan was repaid on October 20, 2011.

(k)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on May 24, 2012.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Schedule II

Colonial Commercial Corp. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

For the year ended December 31, 2011
Allowance for doubtful accounts	$694,083	$318,325	$35,685	(a)	$(395,644	) (b)	$652,449

For the year ended December 31, 2010
Allowance for doubtful accounts	$619,740	$548,559	$22,793	(a)	$(497,009	) (b)	$694,083

a.	Comprised primarily of accounts that were previously charged against the allowance, and have since been collected.

b.	Comprised primarily of uncollected accounts charged against the allowance.

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
William Salek,
Chief Financial Officer & Principal Accounting Officer
Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 27, 2012 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director
By:	/s/ Peter Gasiewicz
Peter Gasiewicz,
President, Chief Operating Officer and Director
By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams,
Vice President of Operations and Director
By:	/s/ Michael Goldman
Michael Goldman, Chairman of the Board
By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director
By:	/s/ Ronald H. Miller
Ronald H. Miller, Director
By:	/s/ William Pagano
William Pagano,
Chief Executive Officer and Director