Form 10-Q
period 2012-03-31
COLONIAL COMMERCIAL CORP
filed 2012-05-11
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$423,402	$271,697
Accounts receivable, net of allowance for doubtful accounts of $435,959 and $652,449, respectively	8,240,480	10,057,598
Inventory	12,518,073	12,035,597
Prepaid expenses and other current assets	1,106,354	1,413,531
Total current assets	22,288,309	23,778,423
Property and equipment	971,669	949,912
Goodwill	1,416,929	1,416,929
Other assets	414,091	428,532
	$25,090,998	$26,573,796
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$11,525,510	$11,991,407
Notes payable, current portion; includes related party notes of $382,009 and $32,009, respectively	745,667	384,630
Trade payables	5,584,310	5,681,928
Accrued liabilities	1,208,116	1,476,776
Income taxes payable	586	586
Total current liabilities	19,064,189	19,535,327
Convertible notes payable-related party	200,000	200,000
Notes payable, non-current portion; includes related party notes of $790,012 and $798,014, respectively	1,929,448	1,977,518
Total liabilities	21,193,637	21,712,845
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(9,234,821)	(8,271,231)
Total stockholders' equity	3,897,361	4,860,951
	$25,090,998	$26,573,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2012	2011
Sales	$18,091,774	$15,061,973
Cost of sales	13,543,184	10,883,506
Gross profit	4,548,590	4,178,467

Selling, general and administrative expenses	5,412,348	5,296,442
Operating loss	(863,758)	(1,117,975)

Other income	54,249	63,968
Interest expense, net; includes related party interest of $14,869 and $15,830, respectively	(154,081)	(211,772)
Net loss	$(963,590)	$(1,265,779)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	9,154,953	6,194,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(963,590)	$(1,265,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	123,184	71,100
Depreciation	93,667	94,493
Net loss on disposal of fixed assets	-	739
Changes in operating assets and liabilities
Accounts receivable	1,693,934	1,022,115
Inventory	(482,476)	404,175
Prepaid expenses and other current assets	307,177	147,419
Other assets - noncurrent	14,441	(27,540)
Trade payables	(97,618)	(995,218)
Accrued liabilities	(268,660)	(384,503)
Income taxes payable	-	(2,360)
Net cash provided by (used in) operating activities	420,059	(935,359)

Cash flows from investing activities:
Additions to property and equipment	(57,274)	(29,786)
Proceeds from disposal of property and equipment	-	3,000
Net cash used in investing activities	(57,274)	(26,786)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $8,002 in 2012 and 2011	(95,183)	(268,984)
Issuance of notes payable, related party	350,000	-
Issuance of common stock	-	2,250,000
Repayments under credit facility - revolving credit, net	(465,897)	(963,160)
Net cash (used in) provided by financing activities	(211,080)	1,017,856
Increase in cash	151,705	55,711
Cash - beginning of period	271,697	75,390
Cash - end of period	$423,402	$131,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONIAL COMMERCIAL CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of Colonial Commercial Corp. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

We have only one operating segment.

Inventory is comprised of finished goods and is stated at the lower of cost (first-in, first-out method) or market.

Recently adopted accounting pronouncement:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this ASU on January 1, 2012. The Company did not have any components of comprehensive income during the three months ended March 31, 2012 or 2011 and therefore did not include a statement of comprehensive income during the current period.

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

The following table summarizes information about stock options at March 31, 2012:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$ 1.85	75,000	4.69	$ 1.85	$ 0

There were no stock options granted during the three months ended March 31, 2012 and 2011.  For each of the three months ended March 31, 2012 and 2011, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months ended March 31, 2012 and 2011, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months ended March 31, 2012 and 2011.

In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000, primarily with related parties.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash paid during the period for:

Interest	$156,829	$202,649

Supplemental disclosure of non-cash financing activities:

Note issued for purchase of fixed assets	$58,150	$41,775

5.	Net Loss Per Common Share

Employee stock options totaling 75,000, convertible preferred stock, convertible into 293,057 shares of common stock, and convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, for each of the three months ended March 31, 2012 and 2011, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.

6.	Financing Arrangements

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of March 31, 2012, the Company must maintain a consolidated net worth of at least $2,917,172. The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of March 31, 2012, the Company’s net worth was $3,897,361 and its Fixed Charge Ratio was 1.58, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

During the three months ended March 31, 2012, the Company repaid an aggregate of $21,669,617 and borrowed $21,203,720. As of March 31, 2012, the balance outstanding under the facility was $11,525,510 and availability was $65,772.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company. The principal balance of the promissory note as of March 31, 2012 and 2011 was $1,195,649 and $1,449,234, respectively.

In connection with the KeyBank Agreement, Goldman Associates of New York, Inc., William Pagano, Rita Folger, Paul Hildebrandt and John A. Hildebrandt, holders of promissory notes of the Company in the then aggregate principal amount of $1,049,139, entered into subordination agreements dated as of October 18, 2011 in favor of KeyBank.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2012, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2012, 1 filed an action in 2012, 3 filed actions in 2011 and 3 filed actions in 2010. There are 209 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of March 31, 2012 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-four plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there existed 1 plaintiff that named Universal as of March 31, 2012.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2012 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

The assets that the Universal Predecessor sold to the Company included its insurance policies and other agreements and contracts.The policies provide coverage for liability accruing during the periods for which premiums were paid. The Universal Predecessor was formed in 1940. Copies of policies are available for each year beginning in 1970 and ending with the closing under the purchase agreement in 1999. Copies of policies for the period from 1940 to 1969 are not available.

Insurance companies acknowledge coverage for potential asbestos claims under certain of these policies. Insurance companies under additional policies have reserved their right to deny coverage but have continued to defend and indemnify the Universal Predecessor and the Company under the contested policies.

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of March 31, 2012, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $57,144 and $55,251 during the three months ended March 31, 2012 and 2011, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at March 31, 2012 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to the law firm of Folger & Folger for the three months ended March 31, 2012 and 2011 were $4,726 and $7,484, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $69,028 and $66,630 during the three months ended March 31, 2012 and 2011, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended March 31, 2012 and 2011.

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

Subsequent to the expiration of the Company’s tender offer on October 20, 2009, the Company repaid to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger the unused portion of the above notes. These repayments amounted to $50,947, $96,818, $19,813 and $56,608, respectively. As a result of these repayments, Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were each holders of unsecured notes in the amounts of $39,053, $74,215, $15,187 and $43,392, respectively.

At March 31, 2012 the remaining principal on the above notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were $16,367, $31,104, $6,365 and $18,186, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $546, $1,037, $212 and $606, respectively, for the three months ended March 31, 2012. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $764, $1,452, $297 and $849, respectively, for the three months ended March 31, 2011.

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

(i)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on May 24, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Commercial Corp. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2011.

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Johnson Controls’ Source 1 HVAC Service Parts. We distribute these products through seven sales locations in New Jersey, nine in New York State and two in Massachusetts. We also have an additional location in New Jersey that we use for warehousing purposes only. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities of as the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $8,240,480, net of an allowance for doubtful accounts of $435,959, as of March 31, 2012. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2011. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At March 31, 2012, goodwill on the Company’s books of $1,416,929 relates entirely to Universal.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of March 31, 2012, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Sales increased by 20.1%, or $3,029,801, to $18,091,774 for the three months ended March 31, 2012 from $15,061,973 for the same period in 2011. Gross profit increased by 8.9%, or $370,123, to $4,548,590 for the three months ended March 31, 2012 from $4,178,467 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.1% in 2012 compared to 27.7% for the comparable period in 2011. The increase in sales and gross profit was related to a general increase in sales of residential and commercial HVAC equipment and appliances. The decrease in gross margins expressed as a percentage of sales was caused by higher volume residential and commercial equipment and appliance sales at lower, more competitive prices, and lower sales of higher margin accessory products.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $113,628 and $121,568 for the three months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by 2.2%, or $115,906, to $5,412,348 for the three months ended March 31, 2012 from $5,296,442 for the same period in 2011. The increase in selling, general and administrative expense is primarily related to a $138,327 increase in payroll expenses, a $81,094 increase in advertising expenses and a $52,084 increase in bad debt expense, partially offset by an $81,031 reduction in facility related expenses and a $37,446 reduction in professional fees.

Net interest expense decreased by 27.2%, or $57,691, to $154,081 for the three months ended March 31, 2012 from $211,772 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees and a reduction in the interest rate under the credit line.

The Company’s net loss decreased by 23.9%, or $302,189 to a net loss of $963,590 for the three months ended March 31, 2012, compared to a net loss of $1,265,779 for the same period in 2011. The decrease in net loss is primarily the result of the $370,123 increase in gross profit and $57,691 decrease in interest expense, partially offset by the $115,906 increase in selling, general and administrative expenses.

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three months ended March 31, 2012 and 2011.

	For the Three Months
	Ended March 31,
	2012		2011
Sales	100.0%		100.0%
Cost of sales	74.8		72.3
Gross profit	25.2		27.7

Selling, general and administrative expenses	30.0		35.1
Operating loss	(4.8)		(7.4)

Other income	0.3		0.4
Interest expense, net	(0.8)		(1.4)
Net loss	(5.3	) %	(8.4	) %

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

As of March 31, 2012, the Company had $423,402 in cash compared with $271,697 at December 31, 2011.

Net cash provided by operating activities was $420,059 for the three months ended March 31, 2012. The net cash provided by operating activities for the 2012 period is a result of changes in operating assets and liabilities of $1,166,798 and non-cash charges of $216,851, offset by a net loss of $963,590. The decrease in accounts receivable of $1,693,934 is primarily related to a reduced sales volume during the three months ended March 31, 2012 compared to the three months ended December 31, 2011. The increase in inventory of $482,476 is to support the increased seasonal sales volume.

Cash flows used in financing activities of $211,080 for the three months ended March 31, 2012 consisted of $465,897 in repayments under the credit facility-revolving credit and repayments of notes payable in the amount of $95,183, offset by $350,000 in the issuance of a note payable.

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

Dated: May 11, 2012	COLONIAL COMMERCIAL CORP.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer