Form 10-Q
period 2012-06-30
CCOM Group, Inc.
filed 2012-08-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  1-6663

CCOM GROUP, INC.
(Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

973-427-8224
(Registrant’s telephone number, including area code)

Colonial Commercial Corp.
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)

AND SUBSIDIARIES

Contents

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$243,715	$271,697
Accounts receivable, net of allowance for doubtful accounts of $453,343 and $652,449, respectively	10,325,347	10,057,598
Inventory	13,082,719	12,035,597
Prepaid expenses and other current assets	1,266,189	1,413,531
Total current assets	24,917,970	23,778,423
Property and equipment	924,980	949,912
Goodwill	1,416,929	1,416,929
Other assets	382,454	428,532
	$27,642,333	$26,573,796
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$13,115,703	$11,991,407
Notes payable, current portion; includes related party notes of $532,009 and $32,009, respectively	898,360	384,630
Trade payables	5,747,536	5,681,928
Accrued liabilities	1,524,026	1,476,776
Income taxes payable	-	586
Total current liabilities	21,285,625	19,535,327
Convertible notes payable-related party	200,000	200,000
Notes payable, non-current portion; includes related party notes of $782,009 and $798,014, respectively	1,853,368	1,977,518
Total liabilities	23,338,993	21,712,845
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(8,828,842)	(8,271,231)
Total stockholders' equity	4,303,340	4,860,951
	$27,642,333	$26,573,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$21,737,833	$20,194,697	$39,829,607	$35,256,670
Cost of sales	16,213,650	14,753,409	29,756,834	25,636,915
Gross profit	5,524,183	5,441,288	10,072,773	9,619,755

Selling, general and administrative expenses, net	5,023,109	4,852,682	10,435,457	10,149,124
Operating income (loss)	501,074	588,606	(362,684)	(529,369)

Other income	54,343	77,596	108,592	141,564
Interest expense, net; includes related party interest of $14,629 and $15,590 for the three months ended June 30, 2012 and 2011, respectively, and $29,499 and $31,419 for the six months ended June 30, 2012 and 2011, respectively	(149,438)	(167,133)	(303,519)	(378,905)
Net income (loss)	$405,979	$499,069	$(557,611)	$(766,710)

Income (loss) per common share:
Basic	$0.04	$0.05	$(0.06)	$(0.10)
Diluted	$0.04	$0.05	$(0.06)	$(0.10)

Weighted average shares outstanding:
Basic	9,154,953	9,154,953	9,154,953	7,683,130
Diluted	9,448,010	9,448,010	9,154,953	7,683,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(557,611)	$(766,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	238,653	162,351
Depreciation	187,495	186,352
Net (gain) loss on disposal of fixed assets	(1,113)	156
Changes in operating assets and liabilities
Accounts receivable	(506,402)	(765,006)
Inventory	(1,047,122)	(1,235,055)
Prepaid expenses and other current assets	147,342	(127,004)
Other assets - noncurrent	46,078	(24,814)
Trade payables	65,608	(13,243)
Accrued liabilities	47,250	20,427
Income taxes payable	(586)	(2,360)
Net cash used in operating activities	(1,380,408)	(2,564,906)

Cash flows from investing activities:
Additions to property and equipment	(80,335)	(47,934)
Proceeds from disposal of property and equipment	2,600	3,583
Net cash used in investing activities	(77,735)	(44,351)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $366,005 and $216,005, respectively	(544,135)	(565,830)
Issuance of notes payable, related party	850,000	200,000
Issuance of common stock	-	2,250,000
Borrowings under credit facility - revolving credit, net	1,124,296	759,636
Net cash provided by financing activities	1,430,161	2,643,806
(Decrease) increase in cash	(27,982)	34,549
Cash - beginning of period	271,697	75,390
Cash - end of period	$243,715	109,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

On July 23, 2012, the Company amended its Certificate of Incorporation to change its name from Colonial Commercial Corp. to CCOM Group, Inc. The condensed consolidated financial statements of CCOM Group, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results that may be achieved for the full year.

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

Recently adopted accounting pronouncement:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this ASU on January 1, 2012. The Company did not have any components of comprehensive income during the three months and six months ended June 30, 2012 or 2011 and therefore did not include a statement of comprehensive income during the current period.

2.	Stock Options

The Company recognizes equity based compensation expense in accordance with established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

On September 29, 2006, the Company adopted the CCOM Group, Inc. (formerly, Colonial Commercial Corp.) 2006 Stock Plan, (the “2006 Plan”).  The 2006 Plan enables the Company to grant equity and equity-linked awards to the Company’s Directors, officers, employees and other persons who provide services to the Company.  The 2006 Plan is intended to allow the Company to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to the Company and (2) further stimulate their efforts on the Company’s behalf.

Contents

The following table summarizes information about stock options at June 30, 2012:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value

$1.85	75,000	4.44	$1.85	$0

There were no stock options granted during the three months or six months ended June 30, 2012 and 2011. For each of the three months and six months ended June 30, 2012 and 2011, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months and six months ended June 30, 2012 and 2011, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months or six months ended June 30, 2012 and 2011.

In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000, primarily with related parties.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash paid during the period for:
Interest	$309,053	$385,813
Supplemental disclosure of non-cash financing activities:
Notes issued for purchase of fixed assets	$83,715	$41,775

5.	Net Income (Loss) Per Common Share

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

Employee stock options totaling 75,000 for each of the three months and six months ended June 30, 2012 and 2011, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, was not included in the net loss per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net loss per share calculation for each of the three months and six months ended June 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

Contents

6.	Financing Arrangements

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of June 30, 2012, the Company must maintain a consolidated net worth of at least $2,917,172. The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of June 30, 2012, the Company’s net worth was $4,303,340 and its Fixed Charge Ratio was 1.45, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

On May 17, 2012, KeyBank loaned to the Company $500,000 in additional funds. The loan is repayable on August 11, 2012 with interest accruing at the rate provided in the Company’s Credit Agreement with KeyBank. On May 16, 2012, the Company repaid with interest a $350,000 loan that Goldman Associates of New York, Inc. (“Goldman Associates”) had made to the Company on March 1, 2012, and on May 17, 2012 Goldman Associates loaned to the Company $500,000 repayable on August 12, 2012 with interest accruing at 4% per annum. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company. In connection with these transactions, the Company entered into a First Amendment to its Credit Agreement with KeyBank, and executed a promissory note to Goldman Associates.

During the six months ended June 30, 2012, the Company borrowed an aggregate of $44,548,132 and repaid an aggregate of $43,423,836 under the revolving loan facility with KeyBank. As of June 30, 2012, the balance outstanding under the facility was $13,115,703 and availability was $1,171,929.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company. The principal balance of the promissory note as of June 30, 2012 and 2011 was $1,131,552 and $1,380,451, respectively.

Contents

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2012, there existed 6 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to June 30, 2012, an additional plaintiff filed an action, which results in 7 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2012, 1 filed an action in 2012, 3 filed actions in 2011 and 2 filed actions in 2010. There are 210 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of June 30, 2012 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-four plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of June 30, 2012.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2012 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

Contents

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

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of June 30, 2012, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2012, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

Contents

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

Since management regards as remote the potential payment of any asbestos-based claim, no amounts have been accrued for any period relating to asbestos claims, and no amounts have been recorded for asbestos claims for any period in the condensed consolidated financial statements.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $57,144 and $55,251 during the three months ended June 30, 2012 and 2011, respectively. The Company paid Mr. Hildebrandt’s company $114,288 and $110,503 during the six months ended June 30, 2012 and 2011, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at June 30, 2012 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

Contents

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 5% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to the law firm of Folger & Folger for the three months ended June 30, 2012 and 2011 were $16,107 and $18,672, respectively. Professional fees paid to the law firm of Folger & Folger for the six months ended June 30, 2012 and 2011 were $20,833 and $26,156, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer. The Company paid Pioneer $69,029 and $66,630 during the three months ended June 30, 2012 and 2011, respectively. The Company paid Pioneer $138,057 and $133,259 during the six months ended June 30, 2012 and 2011, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014.

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended June 30, 2012 and 2011. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $2,625 for each of the six months ended June 30, 2012 and 2011.

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

At June 30, 2012 the remaining principal on the above notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were $14,549, $27,648, $5,658 and $16,165, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $491, $933, $191 and $546, respectively, for the three months ended June 30, 2012. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $709, $1,348, $276 and $788, respectively, for the three months ended June 30, 2011.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,037, $1,970, $403 and $1,152, respectively, for the six months ended June 30, 2012. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,473, $2,799, $573 and $1,637, respectively, for the six months ended June 30, 2011.

Contents

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

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and repaid in full on June 28, 2011.

(j)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid in full on May 16, 2012.

(k)	On May 17, 2012, the Company borrowed $500,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on August 12, 2012.

Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

           We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of CCOM Group, Inc. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2011.

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

Company Overview

CCOM Group, Inc. is a New York corporation which was incorporated on October 28, 1964.  On July 23, 2012, the Company amended its Certificate of Incorporation to change its name from Colonial Commercial Corp. to CCOM Group, Inc. Unless otherwise indicated, the term “Company” refers to CCOM Group, Inc. and its consolidated subsidiaries. The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc (“S&A”). We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, climate control systems, appliances, and plumbing and electrical fixtures and supplies, primarily in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.

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

Contents

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $10,325,347, net of an allowance for doubtful accounts of $453,343, as of June 30, 2012. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2011. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At June 30, 2012, goodwill on the Company’s books of $1,416,929 relates entirely to Universal.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of June 30, 2012, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Contents

Results of Operations

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012		2011
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	74.6	73.1	74.7		72.7
Gross profit	25.4	26.9	25.3		27.3

Selling, general and administrative expenses	23.1	24.0	26.2		28.8
Operating income (loss)	2.3	2.9	(0.9)		(1.5)

Other income	0.3	0.4	0.3		0.4
Interest expense, net	(0.7)	(0.8)	(0.8)		(1.1)
Net income (loss)	1.9%	2.5%	(1.4	) %	(2.2	) %

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Sales increased by 7.6%, or $1,543,136, to $21,737,833 for the three months ended June 30, 2012 from $20,194,697 for the same period in 2011. Gross profit increased by 1.5%, or $82,895, to $5,524,183 for the three months ended June 30, 2012 from $5,441,288 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.4% in 2012 compared to 26.9% for the comparable period in 2011. The increase in sales and gross profit was related to a general increase in sales of residential and commercial HVAC equipment and appliances. The decrease in gross margins expressed as a percentage of sales was caused by higher volume residential and commercial equipment and appliance sales at lower, more competitive prices.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $106,923 and $114,020 for the three months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by 3.5%, or $170,427, to $5,023,109 for the three months ended June 30, 2012 from $4,852,682 for the same period in 2011. The increase in selling, general and administrative expense is primarily related to the Company receiving a refund in 2011 on the reassessment of property taxes for past years in the amount of $151,798. No such refund was received in the current period. Additionally, the Company incurred a $72,232 increase in payroll costs, a $40,024 increase in office expenses, and a $24,218 increase in bad debt expense, offset by a $67,985 reduction in facility expenses, and a $36,142 reduction in advertising.

Net interest expense decreased by 10.6%, or $17,695, to $149,438 for the three months ended June 30, 2012 from $167,133 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees and a reduction in the interest rate under the credit line.

Contents

The Company’s net income decreased by 18.7%, or $93,090 to $405,979 for the three months ended June 30, 2012, compared to $499,069 for the same period in 2011. The decrease in net income is primarily the result of the Company receiving a refund in 2011 on the reassessment of property taxes for past years in the amount of $151,798. No such refund was received in the current period. Additionally, the decrease in net income was the result of a $39,246 increase in other selling, general and administrative expenses and a $23,253 decrease in other income for service charges collected, partially offset by an $82,895 increase in gross profit and a $17,695 decrease in interest expense.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Sales increased by 13.0%, or $4,572,937, to $39,829,607 for the six months ended June 30, 2012 from $35,256,670 for the same period in 2011. Gross profit increased by 4.7%, or $453,018, to $10,072,773 for the six months ended June 30, 2012 from $9,619,755 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.3% in 2012 compared to 27.3% for the comparable period in 2011. The increase in sales and gross profit was related to a general increase in sales of residential and commercial HVAC equipment and appliances. The decrease in gross margins expressed as a percentage of sales was caused by higher volume residential and commercial equipment and appliance sales at lower, more competitive prices, and lower sales of higher margin accessory products.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $220,551 and $235,588 for the six months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by 2.8%, or $286,333, to $10,435,457 for the six months ended June 30, 2012 from $10,149,124 for the same period in 2011. The increase in selling, general and administrative expense is related to the Company receiving a refund in 2011 on the reassessment of property taxes for past years in the amount of $151,798. No such refund was received in the current period. Additionally, the Company incurred a $211,559 increase in payroll costs, a $44,952 increase in advertising expenses, and a $76,301 increase in bad debt expense offset by a $149,016 reduction in facility expenses.

Net interest expense decreased by 19.9%, or $75,386, to $303,519 for the six months ended June 30, 2012 from $378,905 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees and a reduction in the interest rate under the credit line.

The Company’s net loss decreased by 27.3%, or $209,099 to a net loss of $557,611 for the six months ended June 30, 2012, compared to a net loss of $766,710 for the same period in 2011. The decrease in net loss is primarily the result of a $453,018 increase in gross profit and a $75,386 decrease in interest expense, partially offset by a $286,333 increase in selling, general and administrative costs and a $32,972 decrease in other income for service charges collected.

Liquidity and Capital Resources

           On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

Contents

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of Colonial Commercial Corp.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of June 30, 2012, the Company must maintain a consolidated net worth of at least $2,917,172. The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of June 30, 2012, the Company’s net worth was $4,303,340 and its Fixed Charge Ratio was 1.45, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

On May 17, 2012, KeyBank loaned to the Company $500,000 in additional funds. The loan was repayable on August 11, 2012 with interest accruing at the rate provided in the Company’s Credit Agreement with KeyBank. On May 16, 2012, the Company repaid with interest a $350,000 loan that Goldman Associates of New York, Inc. (“Goldman Associates”) had made to the Company on March 1, 2012, and on May 17, 2012 Goldman Associates loaned to the Company $500,000 repayable on August 12, 2012 with interest accruing at 4% per annum. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company. In connection with these transactions, the Company entered into a First Amendment to its Credit Agreement with KeyBank, and executed a promissory note to Goldman Associates.

During the six months ended June 30, 2012, the Company borrowed an aggregate of $44,548,132 and repaid an aggregate of $43,423,836 under the revolving loan facility with KeyBank. As of June 30, 2012, the balance outstanding under the facility was $13,115,703 and availability was $1,171,929.

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company. The principal balance of the promissory note as of June 30, 2012 and 2011 was $1,131,552 and $1,380,451, respectively.

In connection with the KeyBank Agreement, Goldman Associates of New York, Inc., William Pagano, Rita Folger, Paul Hildebrandt and John A. Hildebrandt, holders of promissory notes of the Company in the then aggregate principal amount of $1,049,139, entered into subordination agreements dated as of October 18, 2011 in favor of KeyBank.

Contents

As of June 30, 2012, the Company had $243,715 in cash compared with $271,697 at December 31, 2011.

Net cash used in operating activities was $1,380,408 for the six months ended June 30, 2012. The net cash used in operating activities for the 2012 period is a result of net loss of $557,611 and changes in operating assets and liabilities of $1,247,832, offset by non-cash charges of $425,035. The increase in accounts receivable of $506,402 is primarily related to the increased sales volume during May and June 2012 compared to November and December 2011. The increase in inventory of $1,047,122 is to support the increased seasonal summer sales volume.

Cash flows provided by financing activities of $1,430,161 for the six months ended June 30, 2012 consisted of $1,124,296 in borrowings under the credit facility-revolving credit and $850,000 in the issuance of notes payable, offset by repayments of notes payable in the amount of $544,135.

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

Contents

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company’s Legal Proceedings are incorporated by reference from Part I Financial Information, Item 1 Financial Statements, Note 7 Litigation, of this Report on Form 10-Q.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits

Exhibit No.	Description
3.01	Certificate of Amendment of the Certificate of Incorporation dated July 23, 2012, filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 14, 2012	CCOM GROUP, INC	.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer