Form 10-Q
period 2012-09-30
CCOM Group, Inc.
filed 2012-11-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES

Contents

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$293,327	$271,697
Accounts receivable, net of allowance for doubtful accounts of $490,309 and $652,449, respectively	9,218,982	10,057,598
Inventory	13,273,357	12,035,597
Prepaid expenses and other current assets	1,292,323	1,413,531
Total current assets	24,077,989	23,778,423
Property and equipment	883,997	949,912
Goodwill	1,416,929	1,416,929
Other assets	276,480	428,532
	$26,655,395	$26,573,796
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$12,238,749	$11,991,407
Notes payable, current portion; includes related party notes of $382,009 and $32,009, respectively	747,933	384,630
Trade payables	5,819,795	5,681,928
Accrued liabilities	1,309,627	1,476,776
Income taxes payable	-	586
Total current liabilities	20,116,104	19,535,327
Convertible notes payable-related party	200,000	200,000
Notes payable, non-current portion; includes related party notes of $774,007 and $798,014, respectively	1,753,093	1,977,518
Total liabilities	22,069,197	21,712,845
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(8,545,984)	(8,271,231)
Total stockholders' equity	4,586,198	4,860,951
	$26,655,395	$26,573,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$21,357,739	$21,367,486	$61,187,346	$56,624,156
Cost of sales	15,959,714	15,792,324	45,716,548	41,429,239
Gross profit	5,398,025	5,575,162	15,470,798	15,194,917

Selling, general and administrative expenses, net	5,012,185	5,053,022	15,447,642	15,202,146
Operating income (loss)	385,840	522,140	23,156	(7,229)

Other income	52,696	56,810	161,288	198,374
Interest expense, net; includes related party interest of $17,913 and $15,350 for the three months ended September 30, 2012 and 2011, respectively, and $52,827 and $46,769 for the nine months ended September 30, 2012 and 2011, respectively	(155,678)	(178,422)	(459,197)	(557,327)
Net income (loss)	$282,858	$400,528	$(274,753)	$(366,182)

Income (loss) per common share:
Basic	$0.03	$0.04	$(0.03)	$(0.04)
Diluted	$0.03	$0.04	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	9,154,953	9,154,953	9,154,953	8,179,129
Diluted	9,448,010	9,448,010	9,154,953	8,179,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(274,753)	$(366,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	307,083	244,449
Depreciation	277,213	277,890
Net gain on disposal of fixed assets	(1,113)	(644)
Changes in operating assets and liabilities
Accounts receivable	531,533	(1,335,523)
Inventory	(1,237,760)	(1,394,220)
Prepaid expenses and other current assets	121,208	(323,252)
Other assets - noncurrent	152,052	(10,971))
Trade payables	137,867	307,970
Accrued liabilities	(167,149)	(109,950)
Income taxes payable	(586)	(2,360)
Net cash used in operating activities	(154,405)	(2,712,793)

Cash flows from investing activities:
Additions to property and equipment	(129,070)	(63,656)
Proceeds from disposal of property and equipment	2,600	4,383
Net cash used in investing activities	(126,470)	(59,273)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $874,007 and $224,007, respectively	(1,144,837)	(458,409)
Issuance of notes payable, related party	1,200,000	250,000
Issuance of common stock	-	2,250,000
Borrowings under credit facility - revolving credit, net	247,342	768,176
Net cash provided by financing activities	302,505	2,809,767
Increase in cash	21,630	37,701
Cash - beginning of period	271,697	75,390
Cash - end of period	$293,327	$113,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

On July 23, 2012, the Company amended its Certificate of Incorporation to change its name from Colonial Commercial Corp. to CCOM Group, Inc. The condensed consolidated financial statements of CCOM Group, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results that may be achieved for the full year.

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

Recently adopted accounting pronouncement:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this ASU on January 1, 2012. The Company did not have any components of comprehensive income during the three months and nine months ended September 30, 2012 or 2011 and therefore did not include a statement of comprehensive income during the current period.

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

Contents

The following table summarizes information about stock options at September 30, 2012:

Options Outstanding and Exercisable
		Weighted Average
		Remaining	Weighted Average	Aggregate
Exercise Price	Shares	Contractual Life	Exercise Price	Intrinsic Value
$1.85	75,000	4.19	$1.85	$0

There were no stock options granted during the three months or nine months ended September 30, 2012 and 2011. For each of the three months and nine months ended September 30, 2012 and 2011, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months and nine months ended September 30, 2012 and 2011, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months or nine months ended September 30, 2012 and 2011.

In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000, primarily with related parties.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash paid during the period for:
Interest	$471,685	$549,845
Supplemental disclosure of non-cash financing activities:
Notes issued for purchase of fixed assets	$83,715	$114,693

5.	Net Income (Loss) Per Common Share

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

Employee stock options totaling 75,000 for each of the three months and nine months ended September 30, 2012 and 2011, respectively, were not included in the net income/loss per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, was not included in the net loss per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income/loss per share calculation for each of the three months and nine months ended September 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

Contents

6.	Financing Arrangements

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of September 30, 2012, the Company must maintain a consolidated net worth of at least $2,917,172. The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of September 30, 2012, the Company’s net worth was $4,586,198 and its Fixed Charge Ratio was 1.29, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

On May 17, 2012, KeyBank loaned to the Company $500,000 in additional funds and on August 10, 2012 the loan was repaid with interest accrued at the rate provided in the Company’s Credit Agreement with KeyBank. On May 16, 2012, the Company repaid with interest a $350,000 loan that Goldman Associates of New York, Inc. (“Goldman Associates”) had made to the Company on March 1, 2012, and on August 10, 2012, the Company repaid with interest a $500,000 loan that Goldman Associates had made to the Company on May 17, 2012. In connection with these transactions, the Company entered into a First Amendment to its Credit Agreement with KeyBank, and executed a promissory note to Goldman Associates. On August 28, 2012, Goldman Associates further loaned to the Company $350,000 repayable on November 25, 2012 with interest accruing at 4% per annum. On November 1, 2012, Goldman Associates assigned its rights under the $350,000 loan to Michael Goldman. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

During the nine months ended September 30, 2012, the Company borrowed an aggregate of $68,136,755 and repaid an aggregate of $67,889,412 under the revolving loan facility with KeyBank. As of September 30, 2012, the balance outstanding under the facility was $12,238,749 and availability was $1,517,347.

Contents

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company. The principal balance of the promissory note as of September 30, 2012 and 2011 was $1,066,164 and $1,320,074, respectively.

As of October 24, 2012, the outstanding principal amount of the promissory note was $1,066,164, with $7,108 of accrued interest outstanding, and Universal paid $950,000 to Goodman in full payment and satisfaction of the promissory note. The Company financed the $950,000 payment by Universal to Goodman by borrowing an aggregate of $950,000 from five investors, of which (i) $350,000 was borrowed from Goldman Associates, (ii) $200,000 was borrowed from John A. Hildebrandt, (iii) $200,000 was borrowed from Paul H. Hildebrandt, (iv) $100,000 was borrowed from William Pagano and (v) $100,000 was borrowed from Rita Folger. William Pagano is the Chief Executive Officer of the Company and the President of Universal. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

The payment of $950,000 to Goodman in full payment and satisfaction of the promissory note resulted in a preferential settlement that generated a gain which will be recognized in the fourth quarter of 2012.

On October 24, 2012, the Company executed unsecured promissory notes (the “Investor Notes”) with the five investors listed above. The Investor Notes accrue interest at 8% per annum and provide that they are to be repaid in equal monthly installments aggregating $19,810 per month commencing April 2013 and ending March 2018, applied first to accrued interest and then to principal. The Investor Notes are subordinated to present and future obligations to KeyBank. The Company has the option to prepay the Investor Notes at any time in whole or in part without penalty.

The Company entered into a Second Amendment dated as of October 24, 2012 to the KeyBank Agreement to reflect these transactions.

7.	Litigation

(a)	Universal Supply Group, Inc.

Universal Supply Group, Inc., a wholly owned subsidiary of the Company, is a New York corporation (“Universal”).  On June 25, 1999, Universal acquired substantially all of the assets of Universal Supply Group, Inc., a New Jersey corporation, including its name, pursuant to the terms of a purchase agreement. Subsequent to the acquisition, Universal Supply Group, Inc. (the selling corporation) formerly known as Universal Engineering Co., Inc., changed its name to Hilco, Inc.  Hilco, Inc. acquired the assets of Amber Supply Co., Inc., formerly known as Amber Oil Burner Supply Co., Inc., in 1998, prior to Hilco’s sale of assets to Universal.  Hilco, Inc. is hereinafter referred to as the “Universal Predecessor.”  The majority shareholders of Hilco, Inc. were John A. Hildebrandt and Paul H. Hildebrandt.

Contents

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of September 30, 2012, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to September 30, 2012, 1 action was dismissed, which results in 6 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of September 30, 2012, 2 filed actions in 2012, 3 filed actions in 2011 and 2 filed actions in 2010. There are 210 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of September 30, 2012 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-four plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of September 30, 2012.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through September 30, 2012 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

(b)(i)	Indemnification

John A. Hildebrandt, Paul H. Hildebrandt and the Universal Predecessor have jointly and severally agreed to indemnify the Company’s Universal subsidiary from and against any and all damages, liabilities and claims due to exposure to asbestos at any time prior to the June 25, 1999 closing of the purchase agreement referred to earlier.  These agreements are set forth in the purchase agreement. Paul H. Hildebrandt, one of the indemnitors, was a Director of the Company from September 29, 2004 to January 28, 2005.

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

Contents

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

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of September 30, 2012, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of September 30, 2012, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

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

Contents

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul H. Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $57,431 and $55,091 during the three months ended September 30, 2012 and 2011, respectively. The Company paid Mr. Hildebrandt’s company $171,719 and $165,594 during the nine months ended September 30, 2012 and 2011, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt. Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at September 30, 2012 collateralized by the assets of the Company. The secured note is subordinate to borrowings under the credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 10% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to the law firm of Folger & Folger for the three months ended September 30, 2012 and 2011 were $19,187 and $8,268, respectively. Professional fees paid to the law firm of Folger & Folger for the nine months ended September 30, 2012 and 2011 were $40,020 and $34,424, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, Chief Executive Officer and Director of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer. The Company paid Pioneer $69,949 and $68,229 during the three months ended September 30, 2012 and 2011, respectively. The Company paid Pioneer $208,005 and $201,488 during the nine months ended September 30, 2012 and 2011, respectively.

(e)
Mr. Pagano and Mrs. Folger are each holders of convertible unsecured notes in the amount of $100,000, issued pursuant to the terms of a private placement made on July 29, 2004, as amended. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014.

Contents

Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $1,313 for each of the three months ended September 30, 2012 and 2011. Interest expense on each of the notes held by Mr. Pagano and Mrs. Folger amounted to $3,938 for each of the nine months ended September 30, 2012 and 2011.

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

At September 30, 2012 the remaining principal on the above notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger were $12,730, $24,192, $4,951 and $14,144, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $436, $829, $170 and $485, respectively, for the three months ended September 30, 2012. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $655, $1,244, $255 and $727, respectively, for the three months ended September 30, 2011.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,473, $2,799, $573 and $1,637, respectively, for the nine months ended September 30, 2012. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,128, $4,043, $828 and $2,364, respectively, for the nine months ended September 30, 2011.

(g)
In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. Of these shares, 3,000,000 shares were purchased by Goldman Associates of New York, Inc. (“Goldman Associates”), 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul H. Hildebrandt, 200,000 shares were purchased by William Pagano and 300,000 shares were purchased by John A. Hildebrandt.

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

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4% and the loan was repaid in full on October 20, 2011.

(k)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid in full on May 16, 2012.

(l)	On May 17, 2012, the Company borrowed $500,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid in full on August 10, 2012.

Contents

(m)
On August 28, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrues on the loan at 4% per annum and is due on November 25, 2012. On November 1, 2012, Goldman Associates assigned its rights under the $350,000 loan to Michael Goldman.

(n)	Reference is made to the related party transactions that took place on October 24, 2012, as described in Note 6 Financing Arrangements.

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

Contents

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,218,982, net of an allowance for doubtful accounts of $490,309, as of September 30, 2012. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2011. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At September 30, 2012, goodwill on the Company’s books of $1,416,929 relates entirely to Universal.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management reviewed the gross deferred tax asset and determined that it is more likely than not that such assets would not be recognized in the near future. As of September 30, 2012, the Company has provided a full valuation allowance and the net deferred tax asset was zero.

Contents

Results of Operations

The following table summarizes information derived from the Company’s consolidated statements of operations expressed as a percentage of sales for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012		2011
Sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	74.7	73.9	74.7		73.2
Gross profit	25.3	26.1	25.3		26.8

Selling, general and administrative expenses	23.5	23.7	25.3		26.8
Operating income (loss)	1.8	2.4	(0.0)		(0.0)

Other income	0.2	0.3	0.3		0.4
Interest expense, net	(0.7)	(0.8)	(0.7)		(1.0)
Net income (loss)	1.3%	1.9%	(0.4	) %	(0.6	) %

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Sales decreased by $9,747 to $21,357,739 for the three months ended September 30, 2012 from $21,367,486 for the same period in 2011. Gross profit decreased by 3.2%, or $177,137, to $5,398,025 for the three months ended September 30, 2012 from $5,575,162 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.3% in 2012 compared to 26.1% for the comparable period in 2011. The decrease in gross profit was primarily the result of the decrease in gross margins expressed as a percentage of sales, which was caused by a greater sales mix of low efficiency residential equipment and commercial products, generator and appliance sales which are sold at lower margins than higher efficiency equipment and accessories.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $113,310 and $115,156 for the three months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses decreased by 0.8%, or $40,837, to $5,012,185 for the three months ended September 30, 2012 from $5,053,022 for the same period in 2011. There were no significant variations in selling, general and administrative expenses between the three months ended September 30, 2012 and 2011, respectively.

Net interest expense decreased by 12.8%, or $22,744, to $155,678 for the three months ended September 30, 2012 from $178,422 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees.

The Company’s net income decreased by 29.4%, or $117,670, to $282,858 for the three months ended September 30, 2012, compared to $400,528 for the same period in 2011. The decrease in net income was the result of a $177,137 decrease in gross profit and a $4,114 decrease in other income for service charges collected, partially offset by a $40,837 decrease in selling, general and administrative expenses and a $22,744 decrease in interest expense.

Contents

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Sales increased by 8.1%, or $4,563,190, to $61,187,346 for the nine months ended September 30, 2012 from $56,624,156 for the same period in 2011. Gross profit increased by 1.8%, or $275,881, to $15,470,798 for the nine months ended September 30, 2012 from $15,194,917 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.3% in 2012 compared to 26.8% for the comparable period in 2011. The increase in sales and gross profit was related to a general increase in sales of residential HVAC equipment, generators and appliances. The decrease in gross margins expressed as a percentage of sales was caused by a greater sales mix of low efficiency residential equipment and commercial products, generator and appliance sales which are sold at lower margins than higher efficiency equipment and accessories.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $333,861 and $350,744 for the nine months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by 1.6%, or $245,496, to $15,447,642 for the nine months ended September 30, 2012 from $15,202,146 for the same period in 2011. The increase in selling, general and administrative expense is related to the Company receiving a refund in 2011 on the reassessment of property taxes for past years in the amount of $151,798. No such refund was received in the current period. Additionally, the Company incurred a $200,626 increase in payroll costs, a $36,946 increase in advertising expenses, a $49,911 in office related expenses, and a $62,634 increase in bad debt expense, offset by a $150,322 reduction in facility expenses.

Net interest expense decreased by 17.6%, or $98,130, to $459,197 for the nine months ended September 30, 2012 from $557,327 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees.

The Company’s net loss decreased by 25.0%, or $91,429, to a net loss of $274,753 for the nine months ended September 30, 2012, compared to a net loss of $366,182 for the same period in 2011. The decrease in net loss is primarily the result of a $275,881 increase in gross profit and a $98,130 decrease in interest expense, partially offset by a $245,496 increase in selling, general and administrative costs and a $37,086 decrease in other income for service charges collected.

Liquidity and Capital Resources

On October 18, 2011, the Company and KeyBank National Association (“KeyBank”) entered into a three-year Credit and Security Agreement (the “KeyBank Agreement”) that refinanced and replaced a credit facility with Wells Fargo Bank.

Contents

The KeyBank Agreement provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, less designated reserves. Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. As of September 30, 2012, the Company must maintain a consolidated net worth of at least $2,917,172. The Company must also maintain a Fixed Charge Coverage Ratio as defined in the KeyBank Agreement. As of September 30, 2012, the Company’s net worth was $4,586,198 and its Fixed Charge Ratio was 1.29, both exceeding the loan covenants. The Company will be considered in default of its credit agreement with KeyBank in the event William Pagano shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company.

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

On May 17, 2012, KeyBank loaned to the Company $500,000 in additional funds and on August 10, 2012 the loan was repaid with interest accrued at the rate provided in the Company’s Credit Agreement with KeyBank. On May 16, 2012, the Company repaid with interest a $350,000 loan that Goldman Associates of New York, Inc. (“Goldman Associates”) had made to the Company on March 1, 2012, and on August 10, 2012, the Company repaid with interest a $500,000 loan that Goldman Associates had made to the Company on May 17, 2012. In connection with these transactions, the Company entered into a First Amendment to its Credit Agreement with KeyBank, and executed a promissory note to Goldman Associates. On August 28, 2012, Goldman Associates further loaned to the Company $350,000 repayable on November 25, 2012 with interest accruing at 4% per annum. On November 1, 2012, Goldman Associates assigned its rights under the $350,000 loan to Michael Goldman. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

During the nine months ended September 30, 2012, the Company borrowed an aggregate of $68,136,755 and repaid an aggregate of $67,889,412 under the revolving loan facility with KeyBank. As of September 30, 2012, the balance outstanding under the facility was $12,238,749 and availability was $1,517,347.

Contents

Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 14, 2011, the Company and Goodman entered into an Amendment and Restatement No. 2 that restated the payment terms of a promissory note payable in the initial principal amount of $2,000,000. Amendment and Restatement No. 2 provides that from November 24, 2011 to October 24, 2014 the principal of $1,299,680 of the promissory note outstanding on October 24, 2011 is to be paid with monthly payments of $29,195 and a balloon payment of $470,582 on November 24, 2014. In connection with the KeyBank Agreement, Goodman, Universal and KeyBank entered into an Intercreditor and Lien Subordination Agreement dated as of October 18, 2011. The Intercreditor and Lien Subordination Agreement sets forth among other things the relative priorities of the security interests of KeyBank and Goodman in the assets of the Company. The principal balance of the promissory note as of September 30, 2012 and 2011 was $1,066,164 and $1,320,074, respectively.

As of October 24, 2012, the outstanding principal amount of the promissory note was $1,066,164, with $7,108 of accrued interest outstanding, and Universal paid $950,000 to Goodman in full payment and satisfaction of the promissory note. The Company financed the $950,000 payment by Universal to Goodman by borrowing an aggregate of $950,000 from five investors, of which (i) $350,000 was borrowed from Goldman Associates, (ii) $200,000 was borrowed from John A. Hildebrandt, (iii) $200,000 was borrowed from Paul H. Hildebrandt, (iv) $100,000 was borrowed from William Pagano and (v) $100,000 was borrowed from Rita Folger. William Pagano is the Chief Executive Officer of the Company and the President of Universal. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board of the Company.

The payment of $950,000 to Goodman in full payment and satisfaction of the promissory note resulted in a preferential settlement that generated a gain which will be recognized in the fourth quarter of 2012.

On October 24, 2012, the Company executed unsecured promissory notes (the “Investor Notes”) with the five investors listed above. The Investor Notes accrue interest at 8% per annum and provide that they are to be repaid in equal monthly installments aggregating $19,810 per month commencing April 2013 and ending March 2018, applied first to accrued interest and then to principal. The Investor Notes are subordinated to present and future obligations to KeyBank. The Company has the option to prepay the Investor Notes at any time in whole or in part without penalty.

The Company entered into a Second Amendment dated as of October 24, 2012 to the KeyBank Agreement to reflect these transactions.

As of September 30, 2012, the Company had $293,327 in cash compared with $271,697 at December 31, 2011.

Net cash used in operating activities was $154,405 for the nine months ended September 30, 2012. The net cash used in operating activities for the 2012 period is a result of net loss of $274,753 and changes in operating assets and liabilities of $462,835, offset by non-cash charges of $583,183.  The increase in inventory of $1,237,760 is to support the increased seasonal sales volume.

Cash flows provided by financing activities of $302,505 for the nine months ended September 30, 2012 consisted of $247,342 in borrowings under the credit facility-revolving credit and $1,200,000 in the issuance of notes payable, offset by repayments of notes payable in the amount of $1,144,837.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Contents

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

Dated: November 14, 2012	CCOM GROUP, INC.

/s/ William Pagano
William Pagano,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer