Form 10-K
period 2012-12-31
CCOM Group, Inc.
filed 2013-03-29
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 11-2037182
CCOM GROUP, INC.
 (Exact name of registrant as specified in its charter)

New York	11-2037182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Wagaraw Road, Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

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
Yes ☐                                          No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2012 (the last business day of the registrant’s most recently completed second quarter) was $1,340,506.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2013
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

PART I.

Item 1.  Business

General

CCOM Group, Inc. (“CCOM”) is a New York corporation which was incorporated on October 28, 1964. On July 23, 2012, the Company amended its Certificate of Incorporation to change its name from Colonial Commercial Corp. to CCOM Group, Inc. Unless otherwise indicated, the term “Company” refers to CCOM Group, Inc. and its consolidated subsidiaries.  The Company’s operations are conducted through its wholly owned subsidiaries, Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc (“S&A”).

We distribute heating, ventilating and air conditioning equipment (HVAC), parts and accessories, whole-house generators, climate control systems, appliances and plumbing and electrical fixtures and supplies, primarily in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Honeywell generators. We distribute these products through seven sales locations in New Jersey, nine in New York State, and two in Massachusetts. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

We have developed a specialty in the design and sale of energy conservation control systems and the fabrication of customized UL listed control panels.  We also supply indoor air quality components and systems.

Our in-house staff provides technical assistance and training to customers.  In some cases, we also use vendors’ representatives and outside services. We do not install equipment or systems.

During 2012 the Company derived more than 10% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. In January 2013, the manufacturer terminated the distributorship agreement effective June 1, 2013. Sales of commercial controls and generators are more profitable than appliance sales and the Company intends in the short-term to focus its sales efforts on the more profitable lines.

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

As of December 31, 2012, we had 154 non-union full-time employees.  We believe that our employee relations are satisfactory.

We have no foreign operations and have only one operating segment.

Our objective is to become a leading provider of building products, such as HVAC, plumbing and electrical equipment and accessories to the professional contractor in the northeastern United States by expanding our product offerings and increasing our customer technical and logistical support services.

Distribution, Customers and Suppliers

We stock inventory in 18 of our locations and utilize public warehousing, when necessary.  We deliver products to customers with our fleet of 13 leased and 15 owned trucks and vans.  We also make products available for pick-up at our facilities.

We sell primarily to contractors who purchase and install equipment and systems for residential, commercial and industrial users. We had approximately 7,000 customers in 2012. We believe that the loss of any one customer would not have a material adverse effect on our business.  We have no long term agreement with any customer, and deal with our customers on a purchase order by purchase order basis.

We purchase inventory from our vendors and maintain this inventory in our warehouses to ensure continuous availability of merchandise to satisfy our customers’ needs.  We occasionally accept the return of merchandise from customers when returned in unopened cartons, subject to a restocking fee.  We do not normally provide extended payment terms to customers.

We have no material long term agreements with suppliers.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves. All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

Three suppliers accounted for 43% and 41% of our purchases for 2012 and 2011, respectively. The loss of one or all of these suppliers could have a material adverse effect on our business for at least a short-term period. We believe that the loss of any one of our other suppliers would not have a material adverse effect on our business.

Competition

We compete with a number of distributors, national chains and national home centers, and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations.  There is no single manufacturer, distributor or national chain or home center that dominates our market.  Competition is based on product availability, customer service, price and quality. We work to maintain a competitive edge by providing in-house training and technical sales support to our customers and by employing experienced personnel at our point-of-sale locations.

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

The Company maintains 18 combination sales and warehouse locations in Hawthorne, Bogota, Augusta, North Brunswick, Cedar Knolls, Wharton and Westville, New Jersey; Elmsford, Hicksville, Middletown, Fishkill, New Windsor, Peekskill, Poughkeepsie, Suffern, and Half Moon, New York; and Great Barrington and Pittsfield, Massachusetts.  Effective September 1, 2011, the Company sublet 12,310 square feet of its Elmsford, New York location. These 18 locations, excluding the sublet space, consist of approximately 369,000 square feet under leases expiring between 2013 and 2022 with current aggregate annual rents of approximately $2,731,508. Effective January 31, 2012, the Company terminated its lease of 1,200 square feet in Willow Grove, Pennsylvania. The Company maintained a warehouse location in Paterson, New Jersey until the lease for this space expired on August 31, 2012.

The premises located at Middletown, Fishkill, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts also include showrooms of kitchen, bathroom and electrical fixtures and accessories.

Our premises are suitable and adequate for their intended use. As of December 31, 2012, we leased all our facilities.

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2012, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to December 31, 2012, 1 plaintiff filed an action and 1 action was dismissed, which results in 7 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2012, 3 filed actions in 2012, 3 filed actions in 2011 and 1 filed actions in 2010. There are 211 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of December 31, 2012 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-four plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of December 31, 2012. Subsequent to December 31, 2012, 1 action that named Universal was dismissed, resulting in 0 plaintiffs naming Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2012 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of December 31, 2012, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2012, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

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

Since management regards as remote the potential payment of any asbestos-based claim, no amounts have been accrued for any period relating to asbestos claims, and no amounts have been recorded for asbestos claims for any period in the consolidated financial statements.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock and Convertible Preferred Stock

From July 11, 2002 through March 30, 2004, the Company’s common stock was traded on the Over the Counter (OTC)–Pink Sheets market. From March 31, 2004 through February 22, 2011, the Company’s common stock and convertible preferred stock were traded on the Over the Counter (OTC)-Bulletin Board market. Since February 23, 2011, the Company’s common stock and convertible preferred stock have been traded on OTC Markets Group’s OTCQB. The following table sets forth the quarterly high and low bid prices during 2012 and 2011. The quotations set forth below represent inter-dealer quotations, which exclude retail markups, markdowns and commissions and do not necessarily reflect actual transactions.

	Common Stock		Convertible Preferred Stock
2012	High	Low	High	Low
First Quarter	$0.40	$0.28	$0.51	$0.50
Second Quarter	0.75	0.30	0.56	0.51
Third Quarter	0.50	0.22	5.00	0.56
Fourth Quarter	0.49	0.20	5.00	5.00

	Common Stock		Convertible Preferred Stock
2011	High	Low	High	Low
First Quarter	$0.70	$0.40	$0.75	$0.55
Second Quarter	0.68	0.25	0.55	0.45
Third Quarter	0.49	0.26	0.65	0.39
Fourth Quarter	0.40	0.20	0.60	0.39

(b)	Approximate number of common and convertible preferred stockholders:

Approximate Number of Record Holders
Title of Class	(As of March 15, 2013)
Common stock par value $.05 per share	238
Convertible preferred stock par value $.05 per share	507

(c)	Dividends

The Company historically has not paid dividends and does not contemplate common stock dividend payments in the near future and is restricted from paying any dividends under its credit facility.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the securities authorized for issuance under the CCOM Group, Inc. (formerly Colonial Commercial Corp.) 2006 Stock Plan, as of December 31, 2012.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
CCOM Group, Inc. (formerly Colonial Commercial Corp.) 2006 Stock Plan:
Equity compensation plans approved by security holders	75,000	$1.85	925,000
Equity compensation plans not approved by security holders	0	$0.00	0
Total	75,000	$1.85	925,000

On September 29, 2006, the Company adopted the CCOM Group, Inc. (formerly Colonial Commercial Corp.) 2006 Stock Plan, (the “2006 Plan”).  The 2006 Plan enables the Company to grant equity and equity-linked awards to our Directors, officers, employees and other persons who provide services to the Company.  The 2006 Plan is intended to allow us to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to us and (2) further stimulate their efforts on our behalf.

As of December 31, 2012, 75,000 vested options were outstanding under the Company’s 2006 Stock Option Plan.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of CCOM Group, Inc. and subsidiaries with a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Comparison of Year Ended December 31, 2012 with Year Ended December 31, 2011.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources,” followed by “Equity Transactions,” and the “Impact of Inflation and Seasonality” on the Company.

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

Revenue for the Company primarily consists of sales of heating, ventilation and air conditioning equipment, parts and accessories, whole-house generators, climate control systems, appliances and plumbing and electrical fixtures and supplies. Revenue is recognized when the earnings process is complete, which is generally upon shipment or delivery of products, and the price is determined and collectability is reasonably assured, in accordance with agreed-upon shipping terms and when title and risk of loss transfers to the customer. The Company has no further obligations subsequent to shipment or delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty.  The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer. The only warranty provided on products sold is the one provided by the manufacturer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $11,131,317, net of an allowance for doubtful accounts of $429,186, as of December 31, 2012. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2012. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At December 31, 2012, goodwill on the Company’s books of $1,416,929 related entirely to Universal. Based on valuation results, the Company determined that the fair value of its reporting unit at December 31, 2012 was 125% of its carrying value based solely on a discounted cash flow method. Therefore, management determined that no goodwill impairment charge was required as of December 31, 2012.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2011, management reviewed the gross deferred tax asset and determined that it was more likely than not that such assets would not be recognized in the near future and provided a full valuation allowance resulting in a net deferred tax asset of zero. As of December 31, 2012, management evaluated its income projections and determined that it is more likely than not that based on these projections certain deferred tax assets will be realized. As a result, the Company has reversed its valuation allowance against its deferred tax assets by $100,000.

Comparison of Year Ended December 31, 2012 with Year Ended December 31, 2011

Sales increased by 8.2%, or $6,546,706, to $86,110,638 for the year ended December 31, 2012 from $79,563,932 for the same period in 2011. Gross profit increased by 2.9%, or $612,539 to $21,603,483 for the year ended December 31, 2012 from $20,990,944 for the same period in 2011. Gross profit expressed as a percentage of sales decreased to 25.1% in 2012 compared to 26.4% for the comparable period in 2011. The increase in sales and gross profit was related to a general increase in sales of residential HVAC equipment, generators and appliances. The decrease in gross margins expressed as a percentage of sales was caused by a greater sales mix of lower efficiency residential equipment and commercial products, generator and appliance sales which are sold at lower margins than higher efficiency equipment and accessories.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of sales. These distribution costs were $460,728 and $499,837 for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by 2.3%, or $455,525, to $20,684,458 for the year ended December 31, 2012 from $20,228,933 for the same period in 2011. The increase in selling, general and administrative expense is related to the Company receiving a refund in 2011 on the reassessment of property taxes for past years in the amount of $205,181. No such refund was received in the current year. Additionally, the Company incurred a $277,353 increase in payroll costs, a $94,379 increase in advertising expenses, and a $96,087 increase in bad debt expense, offset by a $151,775 reduction in facility expenses and a $44,874 reduction in insurance expenses.

Net interest expense decreased by 23.3%, or $184,946, to $607,118 for the year ended December 31, 2012 from $792,064 for the same period in 2011. The net interest expense decrease is primarily the result of decreased bank fees.

The Company’s net income increased by $411,515 to $645,859 for the year ended December 31, 2012, compared to $234,344 for the same period in 2011. The increase in net income was the result of a $612,539 increase in gross profit, a $116,164 gain on the early extinguishment of debt, a $184,946 decrease in interest expense, and a $16,000 net tax benefit primarily due to a partial release of the valuation allowance against the Company’s deferred tax assets, partially offset by a $455,525 increase in selling, general and administrative costs and a $62,609 decrease in other income for service charges collected.

During 2012 the Company derived more than 10% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. In January 2013, the manufacturer terminated the distributorship agreement effective June 1, 2013. Sales of commercial controls and generators are more profitable than appliance sales and the Company intends in the short-term to focus its sales efforts on the more profitable lines.

Liquidity and Capital Resources

Credit Facility

The Company and KeyBank National Association (“KeyBank”) are parties to a Credit and Security Agreement dated as of October 18, 2011 (the “KeyBank Agreement”). The KeyBank Agreement, as amended, provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, plus during any Temporary Increase Period, the Temporary Increase Amount in effect during such period (as each of these terms are defined), less designated reserves. On February 1, 2013, Michael Goldman loaned $500,000 to the Company for the period to end on May 1, 2013 at an interest rate of 4% per annum. KeyBank on February 1, 2013 temporarily increased the borrowings by $500,000.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of December 31, 2012, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of December 31, 2012, the Company’s net worth was $5,094,810 and its Fixed Charge Ratio was 1.48, both exceeding the loan covenants. The Company will be considered in default of the KeyBank Agreement in the event Michael Goldman shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

During the year ended December 31, 2012, the Company borrowed an aggregate of $95,896,618 and repaid an aggregate of $95,590,845 under the revolving loan facility with KeyBank. As of December 31, 2012, the balance outstanding under the facility was $12,297,180 and availability was $1,256,876.

On October 24, 2012, Universal Supply Group, Inc., a wholly owned subsidiary of the Company (“Universal”), paid $950,000 to Goodman Manufacturing Co., L.P., a supplier to the Company (“Goodman”), in full payment and satisfaction of an 8% secured note under which there was then outstanding $1,066,164. Immediately prior to this transaction, the promissory note obligated Universal to pay principal of the note and accrued interest in 36 consecutive monthly installments of $29,195 with a final $467,465 balloon payment on November 24, 2014. The Company recognized a gain of $116,164 on the early extinguishment of this debt. The Company financed the purchase of the note by borrowing $950,000 from five investors, including four related parties, of which (i) $350,000 was borrowed from Goldman Associates of New York, Inc. (“Goldman Associates”), (ii) $200,000 was borrowed from John A. Hildebrandt, (iii) $200,000 was borrowed from Paul H. Hildebrandt, (iv) $100,000 was borrowed from William Pagano and (v) $100,000 was borrowed from Rita Folger. These borrowings accrue interest at 8% per annum and are to be repaid in equal monthly installments aggregating $19,810 commencing April 2013 and ending March 2018. The rights of the investors are subordinated to present and future obligations to KeyBank. The Company has the option to prepay the borrowings at any time in whole or in part without penalty, with permission from KeyBank.

Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chief Executive Officer and Chairman of the Board of the Company. Mr. Pagano, a more than 10% shareholder of the Company, was the Chief Executive Officer of the Company until his retirement on February 15, 2013. Paul H. Hildebrandt, is the father-in-law of William Salek, the Company’s Chief Financial Officer, and served as a Director of the Company from July 2004 to January 2005. Paul H. Hildebrandt and John A. Hildebrandt are two of the indemnitors referred to in Item 3(b)(i) Indemnification. Paul H. Hildebrandt and John A. Hildebrandt are brothers. Rita Folger is a more than 10% shareholder of the Company and is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.

The Company believes that the KeyBank credit facility is sufficient to finance its current operating needs. The business of the Company will be materially and adversely affected if KeyBank substantially reduces the amount of the credit availability under the terms of the facility or KeyBank demands payment and the Company is unable to refinance the facility, or if liquidity is otherwise substantially reduced.

As of December 31, 2012, the Company had $297,128 in cash compared with $271,697 at December 31, 2011.

Net cash used in operating activities was $168,587 for the year ended December 31, 2012. The net cash used in operating activities for the 2012 period is a result of changes in operating assets and liabilities of $1,568,980, offset by net income of $645,859 and non-cash charges of $754,534. The increase in accounts receivable of $1,488,131 is primarily related to the increased sales volume during the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Cash flows provided by financing activities of $354,968 for the year ended December 31, 2012 consisted of proceeds of $1,700,000 from the issuance of notes payable to related parties and net borrowing of $305,773 under the credit facility-revolving credit (gross borrowing of $95,896,618 and repayments of $95,590,845), offset by repayments of notes payable in the amount of $1,650,805.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of their assessment with our Audit Committee.

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

Name	Age (As of March 15, 2013)	Position with the Company
Directors and Executive Officers:

Dr. E. Bruce Fredrikson	74	Director, Chairman of Audit Committee

Peter Gasiewicz	58	Director, President and Chief Operating Officer

Melissa Goldman-Williams	45	Director, Vice President of Operations

Michael Goldman	74	Director, Chairman of the Board and Chief Executive Officer

Frank Harrell	73	Director

Stuart H. Lubow	55	Director, Chairman of Nominating Committee

Ronald H. Miller	69	Director

William Pagano	73	Director

William Salek	51	Chief Financial Officer and Secretary of the Company

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

Melissa Goldman-Williams

Melissa Goldman-Williams was appointed Vice President of Operations on February 24, 2011. Mrs. Goldman-Williams has been a Director of the Company since October 2004. She has been a member of the Board of Directors of Goldman Associates since January 1996, and during the periods from January 2004 to January 2007 and from January 2010 to January 2011 she also served as the Chief Operating Officer of Goldman Associates. From January 2007 to January 2010, she was the Chief Operating Officer of Westye East, an appliance distributor. She also served as Chief Operating Officer of the HVAC distribution division of Goldman Associates from 1996 to 2001, at which time the division was acquired by the Company. She holds a B.A. from Lehigh University and a Masters Degree in Environmental Management from Duke University. She is the daughter of Michael Goldman, the Chairman of the Board and Chief Executive Officer of the Company.

The nominating committee of the Board of Directors has concluded that Mrs. Goldman-Williams should serve as a director because she has experience as the Chief Operating Officer at appliance distributors, which continues to be beneficial in understanding the Company’s operations.

Michael Goldman

Michael Goldman was appointed Chief Executive Officer of the Company on February 15, 2013. Michael Goldman has been a Director of the Company since September 29, 2004 and was appointed Chairman of the Board on April 17, 2006.  Since 1987 Mr. Goldman was the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc., an appliance distributor for the Northeast, until January 1, 2007.  The assets of Goldman Associates of New York, Inc. were acquired by Westye East, on January 1, 2007 and it is now an investment company located in Florida.  Mr. Goldman continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of Goldman Associates of New York, Inc.  Mr. Goldman is a Certified Public Accountant and holds a B.S. in Accounting from Brooklyn College and an M.B.A. in Management from Syracuse University.

The nominating committee of the Board of Directors has concluded that Mr. Goldman should serve as a director because of his experience as the Chief Executive Officer of his appliance distribution company for 20 years, which is valuable in understanding the Company’s operations. Additionally, Mr. Goldman’s accounting expertise is continually valuable to the Company.

Frank Harrell

Frank Harrell was appointed as a Director on August 10, 2012. Mr. Harrell has extensive management experience. Mr. Harrell has advised Optimize Rx, Sample MD, Carrier Corporation/United Technologies, Watsco, Inc. and others on revenue planning, merger and acquisition strategies, and many other business issues. Mr. Harrell has been advising the founder and Chairman of Optimize Rx and Sample MD since 2007. His extensive HVAC experience includes positions as Senior Vice President/Consultant from 2000 to 2002, Senior Vice President of Worldwide Sales from 1994 to 1999 and Vice President of Sales, ACO Division, from 1991 to 1994 for International Comfort Products/United Technologies/Carrier. He was Vice President of Sales and Marketing from 1987 to 1991 and Vice President of Sales-North America from 1984 to 1987 for Snyder General Corporation. He also served as Chairman of the Board of Coastline Distribution and General Heating Distributors, both HVAC distributors. Mr. Harrell received a Liberal Arts Degree from Oakland College where he graduated Magna cum Laude in 1982. He has also served in the United States Air Force.

The nominating committee of the Board of Directors has concluded that Mr. Harrell should serve as a director because he has extensive management experience as well as experience in the HVAC industry, which is valuable in understanding the Company’s operations. The nominating committee also took into account that Mr. Harrell is independent, as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2).

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

William Pagano

William Pagano has been a Director of the Company since February 2002. He was employed in various capacities with the Company since October 2005, and as Chief Executive Officer of the Company from April 2006 until his retirement on February 15, 2013. Mr. Pagano holds a B.S. in Industrial Management, and an M.B.A., both from Fairleigh Dickinson University.  Mr. Pagano also holds a J.D. from Seton Hall University.

The nominating committee of the Board of Directors has concluded that Mr. Pagano should serve as a director because of his prior experience in serving as the President of our subsidiaries, as well as his prior experience in serving as Chief Executive Officer of the Company since 2006. Additionally, Mr. Pagano’s legal experience is continually valuable to the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

On October 17, 2012, Elliot J. Brody ("Brody") and the Elliot J. Brody Revocable Trust ("Trust") each filed a Form 3 and a Form 4 to disclose that they are, respectively, the indirect and direct owners of 49,080 shares of the Company’s common stock and 47,768 shares of the Company’s convertible preferred stock. The Form 3 disclosed that the date of the event requiring the filing of such form was May 2, 2012 and the Form 4 disclosed that the date of the earliest transaction requiring the filing of such form was May 2, 2012.

On December 6, 2012, Michael Goldman gifted 45,000 shares of convertible preferred stock of CCOM Group, Inc. (the “Convertible Preferred Stock”) to his daughter, Melissa Goldman-Williams. On December 7, 2012, Michael Goldman gifted 45,000 shares of Convertible Preferred Stock to his son, Kevin Goldman.

Melissa Goldman-Williams filed a Form 4 on December 10, 2012 to report the gift and filed an amended Form 4 on December 20, 2012 to reflect that in addition to the shares of Convertible Preferred Stock and 5,400 shares of common stock that she owns beneficially, through her ownership of 27% of Goldman Associates of New York, Inc. ("Goldman Associates") she also owns the pecuniary interest in 1,078,449 shares (11.8% of the outstanding common stock) of a total of 3,994,255 shares of common stock that are owned by Goldman Associates.

Kevin Goldman filed a Form 3 on December 14, 2012 to report the gift and filed an amended Form 3 on December 20, 2012 to reflect that in addition to the shares of Convertible Preferred Stock that Kevin Goldman owns beneficially, through his ownership of 25% of Goldman Associates he also owns the pecuniary interest in 998,564 shares (10.9% of the outstanding shares of common stock) of a total of 3,994,255 shares of common stock that are owned by Goldman Associates.

Based solely on its review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that, other as described above, during the period from January 1, 2012 through December 31, 2012, all executive officers, Directors and greater than 10% beneficial owners, complied with Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended December 31, 2012 and 2011 to William Pagano, Pete Gasiewicz and Melissa Goldman-Williams, the only named executive officers of the Company as of December 31, 2012.

			Non-Equity	All
			Incentive Plan	Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total

William Pagano—Director and Chief Executive Officer of the Company*	2012	$112,308	-	-	$112,308
	2011	$180,000	-	-	$180,000

Peter Gasiewicz—Director and President and Chief Operating Officer of the Company**	2012	$175,000	-	-	$175,000
	2011	$170,000	-	-	$170,000

Melissa Goldman-Williams—Director and Vice President of Operations of the Company	2012	$135,000	-	-	$135,000
	2011	$104,500	-	-	$104,500

* Mr. Pagano waived 10% of his salary, or $20,000, in 2011. From January 1, 2012 to January 28, 2012, Mr. Pagano was paid at the rate of $180,000 per year, or $20,769 for the period. Mr. Pagano reduced his number of days worked per week to less than full time from and after January 29, 2012 and was paid at the rate of $120,000 per year, or $46,154, for the period that began on January 29, 2012 and ended on June 16, 2012. From June 17, 2012 to December 31, 2012, Mr. Pagano was paid at the rate of $80,000 per year, or $40,000 for the period, and he was paid an additional $5,385 for additional days worked during this period. Mr. Pagano retired as Chief Executive Officer on February 15, 2013.

           ** In 2011, Mr. Gasiewicz waived 10% of his salary for the period beginning January 1, 2011 and ending on March 31, 2011.

During the fiscal years ended 2012 and 2011, no stock awards, option awards, bonuses or nonqualified deferred compensation earnings were earned by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Mr. Pagano was the Chief Executive Officer of the Company until his retirement on February 15, 2013. Until his retirement, Mr. Pagano was employed by the Company on an at-will basis at the annual compensation rate set forth in the table. On February 15, 2013 the Company entered into a two-year consulting agreement with Mr. Pagano for a $60,000 annual fee. The consulting agreement also contains confidentiality and non-compete clauses.

Mr. Gasiewicz is the President and Chief Operating Officer of the Company. He is employed by the Company on an at-will basis at an annual compensation rate of $175,000. Mr. Gasiewicz waived 10% of his salary for the period beginning January 1, 2011 and ending on March 31, 2011.

Melissa Goldman-Williams is the Vice President of Operations of the Company. She is employed by the Company on an at-will basis at an annual compensation rate of $135,000.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding for the named executive officers as of December 31, 2012.

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

Director’s Compensation

The following members of the Board of Directors received the director fees for 2012 that are set forth opposite their names.

Name	Fees Earned or Paid in Cash	Option Awards*	All Other Compensation	Total
Dr. E. Bruce Fredrikson	$22,000	-	-	$22,000
Michael Goldman	$12,000	-	-	$12,000
Frank Harrell	$5,000	-	-	$5,000
Stuart H. Lubow	$12,000	-	-	$12,000
Ronald H. Miller	$12,000	-	-	$12,000

*The dollar amount of stock option awards is calculated in accordance with FASB ASC Topic 718. The aggregate number of options outstanding as of December 31, 2012 for each of Dr. Fredrikson, Mr. Lubow and Mr. Miller was 25,000.

The $12,000 fee paid to each director in the table other than to Dr. Fredrikson and Mr. Harrell consisted of an $8,000 annual retainer and a $1,000 fee for each meeting of the Board limited to $4,000 per annum. These fees were paid in advance in four equal quarterly installments.

The annual retainer of $18,000 is paid to Dr. Fredrikson for serving as a Director and Chairman of the Audit Committee. The fee is payable in $4,500 installments in advance of each quarter.

The $5,000 fee paid to Mr. Harrell represents a portion of a $12,000 full yearly fee that is approximately pro rata with the portion of 2012 during which he served as a director. On September 1, 2012, Mr. Harrell was paid $2,000 for the period August 10, 2012 through September 30, 2012.  On October 1, 2012, Mr. Harrell was paid $3,000 for the period October 1, 2012 through December 31, 2012.

Effective January 1, 2013, Michael Goldman's fee for serving as Chairman of the Board of Directors was increased from $12,000 annually to $72,000, consisting of an annual retainer of $68,000 and a fee of $1,000 for each meeting of the Board limited to $4,000 per annum. The fees are payable in advance in four equal quarterly installments. Michael Goldman was appointed to the additional position of Chief Executive Officer on February 15, 2013.

Mr. Pagano will receive director fees for serving on the Board from and after February 15, 2013.

Pete Gasiewicz and Melissa Goldman-Williams did not receive any director fees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           The following table sets forth as of March 15, 2013, information with respect to beneficial ownership by named executive officers and Directors of the Company, holders of over 5% of a class of stock and of the executive officers and Directors of the Company as a group. Information for persons who are not directors or officers is based on filings made by them with the Securities and Exchange Commission.

	Common Stock			Preferred Stock
	Amount and			Amount and
	Nature of		Percent	Nature of
	Beneficial		of	Beneficial	Percent of
Name of Beneficial Owner	Ownership*		Class	Ownership*	Class

Officers and Directors:
Dr. E. Bruce Fredrikson	35,600	(1)	**	0	-
Peter Gasiewicz	7,500		**	0	-
Melissa Goldman-Williams	50,400	(2)	**	45,000	15.36%
Michael Goldman	4,242,329	(3)	46.33%	1,065	**
Frank Harrell	0		-	0	-
Stuart H. Lubow	25,000	(4)	**	0	-
Ronald H. Miller	26,054	(5)	**	0	-
William Pagano	1,106,019	(6)	10.66%	0	-
All Officers and Directors as a Group:	5,537,902	***	59.98%	46,065	15.72%

Holders of over 5% of a class of stock who are not Officers or Directors:
Elliot J. Brody Revocable Trust****	181,000	(7)	2.27%	47,768	16.30%
Elliot J. Brody****	181,000	(7)	2.27%	47,768	16.30%
Rita C. Folger	1,178,719	(8)	12.83%	0	-
Goldman Associates of New York, Inc.	3,994,255	(9)	43.63%	0	-
Kevin Goldman*****	45,000	(10)	**	45,000	15.36%

Except for Elliot J. Brody and the Elliot J. Brody Revocable Trust, the beneficial owners listed above have all given a business address of 275 Wagaraw Road, Hawthorne, New Jersey 07506. The business address for Elliot J. Brody and Elliot J. Brody Revocable Trust is 17556 Lake Estates Drive, Boca Raton, Florida 33496.

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

***Assumes the conversion by Michael Goldman of his 1,065 shares of Convertible Preferred Stock into 1,065 shares of Common Stock and the conversion by Mrs. Goldman-Williams of her 45,000 shares of Convertible Preferred Stock into 45,000 shares of Common Stock. Includes 45,000 shares of Common Stock owned by William Salek.

****Assumes the conversion by the Elliot J. Brody Revocable Trust of 47,768 shares of Convertible Preferred Stock into 47,768 shares of Common Stock.

*****Assumes the conversion by Kevin Goldman of his 45,000 shares of Convertible Preferred Stock into 45,000 shares of Common Stock.

(1)  Dr. E. Bruce Fredrikson’s beneficial ownership consists of 10,600 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

(2)  Melissa Goldman-Williams’ beneficial ownership consists of 5,400 shares of Common Stock and 45,000 shares of Common Stock issuable at any time upon conversion of 45,000 shares of Convertible Preferred Stock.

(3)  Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates of New York, Inc. (“Goldman Associates”). Goldman Associates is the owner of 3,994,255 shares of Common Stock (“Goldman Shares”). Mr. Goldman is the owner of 247,009 shares of Common Stock, 1,065 shares of Common Stock issuable at any time upon conversion of 1,065 shares of Convertible Preferred Stock, and the beneficial owner of the Goldman Shares. Mr. Goldman’s Common Stock ownership in the table above reflects the aggregate amount of his beneficially owned shares consisting of: (i) 247,009 shares of Common Stock, (ii) 1,065 shares of Common Stock issuable at any time upon conversion of 1,065 shares of Convertible Preferred Stock, and (iii) the Goldman Shares. Mr. Goldman’s beneficial ownership excludes 20,000 shares of Common Stock owned by his wife, of which Goldman Associates and Michael Goldman disclaim beneficial ownership. Mr. Goldman’s wife disclaims beneficial ownership of Mr. Goldman’s shares.

(4)  Stuart H. Lubow’s beneficial ownership consists of 25,000 shares of Common Stock issuable upon exercise of his options.

(5)  Ronald H. Miller’s beneficial ownership consists of 1,054 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of his options.

(6)  William Pagano’s beneficial ownership consists of 1,072,686 shares of Common Stock and 33,333 shares of Common Stock issuable at any time upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share.

(7)  The Elliot J. Brody Revocable Trust (the “Trust”) is the direct owner of 133,232 shares of Common Stock and 47,768 shares of Common Stock issuable at any time upon conversion of 47,768 shares of Convertible Preferred Stock. Elliot J. Brody is the settlor of the Trust and has the sole voting and investment power over all the shares of Common Stock and Convertible Preferred Stock owned by the Trust.

(8)  Rita C. Folger’s beneficial ownership consists of 1,145,386 shares of Common Stock and 33,333 shares of Common Stock issuable upon conversion of a $100,000 Convertible Note at a conversion price of $3 per share. Mrs. Folger is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company. Oscar Folger and Jeffrey Folger each disclaim beneficial ownership of the shares owned by Rita Folger.

(9)  The beneficial ownership of Goldman Associates of New York, Inc. consists of 3,994,255 shares of Common Stock. See Footnote 3, above, for information relating to beneficial ownership of these securities held by Michael Goldman.

(10)  Kevin Goldman’s beneficial ownership consists of 45,000 shares of Common Stock issuable at any time upon conversion of 45,000 shares of Convertible Preferred Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul H. Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $229,290 and $220,788 during the years ended December 31, 2012 and 2011, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2012 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the Company’s credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board and Chief Executive Officer of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 10% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the years ended December 31, 2012 and 2011 were $62,434 and $60,719, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, a Director of the Company and a more than 10% shareholder of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $278,414 and $270,516 during the years ended December 31, 2012 and 2011, respectively. Mr. Pagano was the Chief Executive Officer of the Company until his retirement on February 15, 2013.

(e)
Mr. Pagano and Mrs. Folger each hold a $100,000 convertible unsecured note of the Company. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014. Interest expense on each note was $5,250 for each of the years ended December 31, 2012 and 2011.

(f)
Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes in the initial principal amount of $90,000, $171,033, $35,000 and $100,000, respectively. At December 31, 2012 the remaining principal on the notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger was $10,911, $20,736, $4,243 and $12,124, respectively. The notes bear interest at 12% per annum and are payable in equal quarterly installments of principal and interest through June 30, 2013.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,073, $3,940, $806 and $2,304, respectively, for the year ended December 31, 2012.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,728, $5,184, $1,061 and $3,031, respectively, for the year ended December 31, 2011.

(g)
In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. Of these shares, 3,000,000 shares were purchased by Goldman Associates of New York, Inc. (“Goldman Associates”), 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul H. Hildebrandt, 300,000 shares were purchased by John A. Hildebrandt and 200,000 shares were purchased by William Pagano.

(h)
On February 24, 2011, the Board of Directors of the Company appointed Melissa Goldman-Williams to serve as Vice President of Operations. Mrs. Goldman-Williams receives a salary of $135,000 per year. Mrs. Goldman-Williams is a director of the Company and is the daughter of Michael Goldman, the Chairman of the Board and Chief Executive Officer of the Company.

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011.

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. The loan was repaid on October 20, 2011.

(k)
During the year ended December 31, 2012, Goldman Associates made short term loans to the Company aggregating $850,000 in principal amount, all of which have been repaid with interest aggregating $7,655.

(l)
During the year ended December 31, 2012, Michael Goldman made short term loans to the Company aggregating $850,000 in principal amount, all of which have been repaid with interest aggregating $3,267 in 2012 and $1,983 in 2013.

(m)	On February 1, 2013, the Company borrowed $500,000 from Michael Goldman at 4% per annum, repayable on May 1, 2013.

(n)
Reference is made to the related party transactions that took place on October 24, 2012, as described in the Liquidity and Capital Resources, Credit Facility, section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The positions with the Company and the relevant stock ownerships of the persons and entities referenced in this Item are set forth in Items 10 and 12.

Director Independence

The Board of Directors is comprised of eight members, of which four are classified as “independent” as defined in the NASDAQ Stock Marketplace Rule 5605(a)(2). The four independent Directors are Dr. E. Bruce Fredrikson, Frank Harrell, Stuart H. Lubow and Ronald H. Miller.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees were $235,000 in each of 2012 and 2011. All services provided by EisnerAmper LLP, our independent registered public accounting firm, were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports.

Audit Related Fees

The Company did not incur audit related fees from EisnerAmper LLP in 2012 or 2011. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from EisnerAmper LLP in 2012 or 2011. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Company did not incur any other fees from EisnerAmper LLP in 2012 or 2011.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Item 8., Financial Statements and Supplementary Data

(2)	Financial Statement Schedules. See F-1 through F-25, attached

(3)	Exhibits

INDEX TO EXHIBITS*

					Incorporated By
		Filed		Date Filed	Reference
Exhibit	Exhibit Name	Herewith	Form	With SEC	From Exhibit

3.01	Restated Certificate of Incorporation of Registrant dated September 29, 2006		10-Q	11-13-06	3.01
(a)	Certificate of Amendment of the Certificate of Incorporation dated July 23, 2012		10-Q	08-14-12	3.01

3.02	Amended and Restated By-Laws of Registrant, ratified and adopted June 13, 2006		8-K	06-19-06	3.01

4.01	Specimen of Common Stock Certificate
(a)	Colonial Commercial Corp.—issued prior to the July 23, 2012 name change		10-K	03-30-06	4.01
(b)	CCOM Group, Inc.—issued after the July 23, 2012 name change	Yes

4.02	Specimen of Convertible Preferred Stock Certificate
(a)	Colonial Commercial Corp.—issued prior to the July 23, 2012 name change		10-K	03-30-06	4.02
(b)	CCOM Group, Inc.—issued after the July 23, 2012 name change	Yes

10.01	Form of Consulting Agreement, dated as of February 15, 2013, by and between CCOM Group, Inc. and William Pagano		8-K	02-15-13	10.01

10.02	Non-Competition and Severance Agreement dated November 29, 2011 by and between Colonial Commercial Corp. and Peter Gasiewicz		8-K	12-02-11	10.01

10.03	2006 Stock Plan		10-Q	11-13-06	10.01
(a)	Form of stock option grant letter		8-K	12-06-06	10.01

10.04	Form of Note Payable related to August 20, 2009 tender offer to purchase Convertible Preferred Stock:		SC-TO	08-20-09	99.(b)(1)

10.05	Certain documents related to refinance with KeyBank National Association. of asset based loan and term loan dated October 18, 2011, previously with Wells Fargo Business Credit, Inc.:

(a)	Credit and Security Agreement dated October 18, 2011 by and among Colonial Commercial Corp., Universal Supply Group, Inc., The RAL Supply Group, Inc., S&A Supply, Inc. and KeyBank National Association		8-K	10-19-11	10.01
(b)	First Amendment to the Credit Security Agreement, dated as of May 17, 2012		8-K	05-23-12	10.02
(c)	Form of Second Amendment to the Credit Security Agreement, dated as of October 24, 2012		8-K	10-30-12	10.03
(d)	Form of Third Amendment to the Credit Security Agreement, dated as of December 7, 2012		8-K	12-13-12	10.04
(e)	Form of Fourth Amendment to the Credit Security Agreement, dated as of March 25, 2013	Yes
(f)	Promissory Note dated March 24, 2010 by and among Goodman, L.P., Goodman Manufacturing Company, L.P. and Goodman Sales Company, and Universal Supply Group, Inc. (“Promissory Note”)		8-K	03-26-10	10.02
(g)	Amendment and Restatement No. 1 dated April 13, 2011 of Schedule 1 to the Promissory Note		8-K	04-13-11	10.02
(h)	Form of Amendment and Restatement No. 2 dated October 14, 2011 of Schedule 1 to the Promissory Note		8-K	10-20-11	10.05
(i)	Form of Subordination Agreement dated November 29, 2012 by and CCOM Group, Inc., KeyBank National Association, and Rita Folger		8-K	12-13-12	10.05
(j)	Form of Subordination Agreement dated November 29, 2012 by and between CCOM Group, Inc., KeyBank National Association, and Goldman Associates of New York, Inc.		8-K	12-13-12	10.06
(k)	Form of Subordination Agreement dated November 29, 2012 by and between CCOM Group, Inc., KeyBank National Association, and John A. Hildebrandt		8-K	12-13-12	10.07
(l)	Form of Subordination Agreement dated November 29, 2012 by and between CCOM Group, Inc., KeyBank National Association, and Paul H. Hildebrandt		8-K	12-13-12	10.08
(m)	Form of Subordination Agreement dated November 29, 2012 by and between CCOM Group, Inc., KeyBank National Association, and William Pagano		8-K	12-13-12	10.09
(n)	Form of Subordination Agreement dated November 29, 2012 by and between CCOM Group, Inc., KeyBank National Association, and Michael Goldman		8-K	12-13-12	10.11
(o)	Form of Intercreditor and Lien Subordination Agreement dated October 18, 2011 by and among Universal Supply Group, Inc., KeyBank National Association and Goodman Manufacturing Company, L.P., Goodman Company, L.P., and Goodman Sales Company		8-K	12-09-11	10.01

10.06
Inventory Control Agreement re: Universal Supply Group, Inc. taking in inventory on a consignment basis dated August 9, 2001 between Douglas-Guardian Services Corporation, Universal Supply Group, Inc. and GMC Sales corp.
		10-K	11-18-03	10(g)

10.07	Agreement of Purchase of Sale of Assets dated July 1, 2002 between Goldman Associates of New York, Inc. and Universal Supply Group, Inc.	10-K	11-18-03	10(h)

10.08	Private Placement Purchase Agreement dated July 29, 2004 by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors” including:
(a)	Private Placement Purchase Agreement	10-Q	08-16-04	4.1
(b)	Convertible Note Payable	10-Q	08-16-04	4.2
(c)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Rita Folger	10-K	03-31-08	10.13(c)
(d)	Amendment No. 1 dated March 27, 2008 to the Convertible Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and William Pagano	10-K	03-31-08	10.13(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-13-09	10.06
(f)	Amendment No. 2 dated February 12, 2009 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-13-09	10.09
(g)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	03-10-10	10.08
(h)	Amendment No. 3 dated March 5, 2010 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	03-10-10	10.12
(i)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	03-02-11	10.10
(j)	Amendment No. 4 dated March 1, 2011 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	03-02-11	10.15
(k)	Amendment No. 5 dated February 15, 2012 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Rita Folger	8-K	02-17-12	10.12
(l)	Amendment No. 5 dated February 15, 2012 to the Convertible Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and William Pagano	8-K	02-17-12	10.18

10.09	Private Placement Purchase Agreement dated July 29, 2004 by and among Michael Goldman and Goldman Associates of New York, Inc. including:	10-Q	08-16-04	4.3
(a)	Private Placement Agreement	10-Q	08-16-04	4.4
(b)	Secured Note	10-Q	08-16-04	4.5
(c)	Warrant	10-Q	08-16-04	4.6
(d)	Amendment No. 1 dated March 27, 2008 to the Secured Note Payable dated as of July 29, 2004 by and among Colonial Commercial Corp. and Goldman Associates of New York, Inc.	10-K	03-31-08	10.14(d)
(e)	Amendment No. 2 dated February 12, 2009 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-13-09	10.03
(f)	Amendment No. 3 dated March 5, 2010 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	03-10-10	10.04
(g)	Amendment No. 4 dated March 1, 2011 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	03-02-11	10.05
(h)	Amendment No. 5 dated February 15, 2012 to the Secured Note Payable dated as of July 29, 2004 by and between Colonial Commercial Corp. and Goldman Associates of New York, Inc.	8-K	02-17-12	10.06

10.10	Form Private Placement Purchase Agreement by and among Colonial Commercial Corp, and the persons who are counterparts to the Agreement as “Investors.”	8-K	3-02-11	10.16

10.11	Form of Promissory Note, by CCOM Group, Inc. in favor of the Holder, dated as of October 24, 2012	8-K	10-30-12	10.04

10.12	Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.04
(a)	First Modification of Lease Agreement dated September 30, 2003 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.05
(b)	Second Modification of Lease Agreement dated April 12, 2005 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998	8-K	11-02-05	10.06

(c)	Third Modification of Lease Agreement dated February 21, 2007 to Lease Agreement by and between Zanzi Realty, Inc. and The RAL Supply Group, Inc., dated September 1, 1998		8-K	02-23-07	10.04
(d)	Option Agreement by and between Pioneer Realty Holdings, LLC and Colonial Commercial Corp., dated as of February 21, 2007.		8-K	02-23-07	10.05

11.01	Statement re computation of per share earnings (loss)—Not filed since computations are readily apparent from the Consolidated Financial Statements

14.01	Code of Ethics		10-K	04-15-05	14

21.01	Subsidiaries of Registrant	Yes

23.01	Consent of Registered Independent Public Accounting Firm	Yes

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Yes

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Yes

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*On July 23, 2012 Colonial Commercial Corp. changed its name to CCOM Group, Inc.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)

AND SUBSIDIARIES

Index to Consolidated Financial Statements

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-6

Notes to the Consolidated Financial Statements	F-7

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CCOM Group, Inc. (formerly Colonial Commercial Corp.)

We have audited the accompanying consolidated balance sheets of CCOM Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCOM Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(q), the December 31, 2010 deferred tax liability and accumulated deficit have been restated.

/s/ EisnerAmper LLP

Edison, New Jersey
March 28, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2012	2011
		As Restated
		(See Note 1(q))
Assets
Current assets:
Cash	$297,128	$271,697
Accounts receivable, net of allowance for doubtful accounts of $429,186 and $652,449, respectively	11,131,317	10,057,598
Inventory	12,029,400	12,035,597
Prepaid expenses and other current assets	1,372,390	1,413,531
Total current assets	24,830,235	23,778,423
Property and equipment	1,036,710	949,912
Goodwill	1,416,929	1,416,929
Other assets - noncurrent	270,265	428,532
Deferred income tax asset - noncurrent	100,000	-
	$27,654,139	$26,573,796
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$12,297,180	$11,991,407
Notes payable, current portion; includes related party notes of $607,999 and $32,009, respectively	745,500	384,630
Trade payables	5,242,044	5,681,928
Accrued liabilities	1,630,792	1,476,776
Income taxes payable	-	586
Total current liabilities	19,915,516	19,535,327
Convertible notes payable-related party	200,000	200,000
Notes payable, non-current portion; includes related party notes of $1,440,015 and $798,014, respectively	1,947,813	1,977,518
Deferred income tax liability - noncurrent	496,000	412,000
Total liabilities	22,559,329	22,124,845
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(8,037,372)	(8,683,231)
Total stockholders' equity	5,094,810	4,448,951
	$27,654,139	$26,573,796

The accompanying notes are an integral part of these consolidated financial statements.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Consolidated Statements of Income

	For the Years Ended December 31,
	2012	2011
Sales	$86,110,638	$79,563,932
Cost of sales	64,507,155	58,572,988
Gross profit	21,603,483	20,990,944

Selling, general and administrative expenses, net	20,684,458	20,228,933
Operating income	919,025	762,011

Other income	201,788	264,397
Gain on early extinguishment of debt	116,164	-
Interest expense, net; includes related party interest of $81,276 and $63,729, respectively	(607,118)	(792,064)
Income before income tax benefit	$629,859	$234,344

Income tax benefit	16,000	-
Net income	$645,859	$234,344

Income per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

Weighted average shares outstanding:
Basic	9,154,953	8,425,090
Diluted	9,448,010	8,718,148

The accompanying notes are an integral part of these consolidated financial statements.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

	Number of shares
	Redeemable Convertible Preferred Stock	Common Stock	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
						Restated*	Restated*
Balance at December 31, 2010	293,057	4,654,953	$14,653	$232,747	$10,634,782	$(8,917,575)	$1,964,607

Issuance of Common Stock for cash	-	4,500,000	-	225,000	2,025,000	-	2,250,000
Net Income	-	-	-	-	-	234,344	234,344
Balance at December 31, 2011	293,057	9,154,953	$14,653	$457,747	$12,659,782	$(8,683,231)	$4,448,951

Net Income	-	-	-	-	-	645,859	645,859
Balance at December 31, 2012	293,057	9,154,953	$14,653	$457,747	$12,659,782	$(8,037,372)	$5,094,810

*	See Note 1(q)

The accompanying notes are an integral part of these consolidated financial statements.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.) AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$645,859	$234,344
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(16,000)	-
Provision for doubtful accounts	414,412	318,325
Depreciation and amortization	359,235	369,004
Net gain on sale of property and equipment	(3,113)	(629)
Changes in operating assets and liabilities
Accounts receivable	(1,488,131)	(743,094)
Inventory	6,197	(1,254,528)
Prepaid expenses and other current assets	41,141	(301,906)
Other assets – noncurrent	158,267	(255,619)
Trade payables	(439,884)	(831,578)
Accrued liabilities	154,016	(197,627)
Income taxes payable	(586)	(1,774)
Net cash used in operating activities	(168,587)	(2,665,082)

Cash flows from investing activities:
Additions to property and equipment	(165,550)	(67,068)
Proceeds from disposal of property and equipment	4,600	8,383
Net cash used in investing activities	(160,950)	(58,685)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $1,232,009 and $482,009, respectively	(1,650,805)	(1,001,098)
Issuance of notes payable, related party	1,700,000	450,000
Proceeds from issuance of common stock	-	2,250,000
Borrowings under credit facility - revolving credit, net	305,773	1,221,172
Net cash provided by financing activities	354,968	2,920,074
Increase in cash	25,431	196,307
Cash - beginning of year	271,697	75,390
Cash - end of year	$297,128	$271,697

The accompanying notes are an integral part of these consolidated financial statements.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies and Practices

(a) Description of Business

On July 23, 2012, the Company amended its Certificate of Incorporation to change its name from Colonial Commercial Corp. to CCOM Group, Inc. CCOM Group, Inc., through its operating subsidiaries Universal Supply Group, Inc. (“Universal”), The RAL Supply Group, Inc. (“RAL”), and S&A Supply, Inc. (“S&A”) (together, the “Company”), is a distributor of heating, ventilation and air conditioning (HVAC), parts and accessories, whole-house generators, climate control systems, appliances and plumbing and electrical fixtures and supplies and appliances to building contractors and other users, which the Company considers its only operating segment. The Company’s products are marketed primarily to HVAC, plumbing and electrical contractors, who, in turn, sell such products to residential and commercial/industrial customers. The Company’s customers are primarily located in New Jersey, New York, Massachusetts and portions of eastern Pennsylvania, Connecticut and Vermont.  The Company has no long term agreement with any customer.  The Company deals with its customers on a purchase order by purchase order basis.  The Company has no material long term agreements with any supplier.  The Company enters into agreements with vendors which involve volume rebates, pricing and advertising, all within the standard practices of the industry.  Additionally, certain supplier agreements limit the sale of competitive products in designated markets that the Company serves.  All purchases are made with domestic vendors, some of which, however, may manufacture products in foreign locations.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of CCOM Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(d) Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. However, a service charge may be applied to receivables that are past due. These charges, when collected, are included as other income. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed doubtful are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables.

(e) Inventory

Inventory is stated at the lower of cost or market and consists solely of finished goods.  Cost is determined using the first-in, first-out method.

(f) Distribution Costs

Distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs are included in selling, general and administrative expenses.  Such costs were $460,728 and $499,837 for the years ended December 31, 2012 and 2011, respectively.

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

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(i) Goodwill

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2012. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss to the extent the carrying value of goodwill exceeds the fair value of goodwill will be recorded. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At December 31, 2012, goodwill on the Company’s books of $1,416,929 related entirely to Universal. Based on valuation results, the Company determined that the fair value of its reporting unit at December 31, 2012 was 125% of its carrying value based solely on a discounted cash flow method. Therefore, management determined that no goodwill impairment charge was required as of December 31, 2012.

(j) Stock-Based Compensation

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

(l) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. The realization of future tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company evaluates both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2011, management reviewed the gross deferred tax asset and determined that it was more likely than not that such assets would not be recognized in the near future and provided a full valuation allowance resulting in a net deferred tax asset of zero. As of December 31, 2012, management evaluated its income projections and determined that it is more likely than not that based on these projections certain deferred tax assets will be realized. As a result, the Company has reversed its valuation allowance against its deferred tax assets by $100,000.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  The adoption of this accounting guidance had no impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. The Company had no unrecognized tax benefits recorded for the years ended December 31, 2012 and 2011. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations in process. During 2012 and 2011, the Company and/or its subsidiaries were involved in several income and/or sales tax examinations resulting in minor assessments. The 2008 through 2012 tax years remain subject to examination by the Internal Revenue Service and other taxing authorities for U.S. federal and state/local tax purposes. The Company does, however, have net operating losses dating back to 2000, which are subject to examination.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets, such as intangible assets, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value. No such impairments were recorded in 2012 or 2011.

(n) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include valuation reserves for accounts receivable, inventory, income taxes, assessment of goodwill impairment and the impairment of long lived assets.  Actual results could differ from those estimates.

(o) Recent Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this ASU on January 1, 2012. The Company did not have any components of comprehensive income during the years ended December 31, 2012 or 2011.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Pronouncement Not Yet Adopted:

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU is effective for the first quarter of 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

(p) Reclassification

The Company has reclassified certain prior period amounts to conform to the current year presentation.

(q) Restatement

During the fourth quarter of 2012, the Company determined that the deferred tax liability balance and the accumulated deficit balance were understated by $412,000 at December 31, 2010. The Company is restating its accumulated deficit at December 31, 2010, to properly reflect a deferred tax liability of $412,000 arising from the cumulative amortization of goodwill for tax purposes which was incorrectly used to reduce the valuation allowance against the deferred tax assets which were not more likely than not expected to be realized. This retroactive adjustment results in increasing the accumulated deficit at December 31, 2010 and increasing total liabilities by $412,000. The impact of the annual amortization for tax purposes on the 2011 balance sheet, statement of income and cash flows was not material.

December 31, 2010

Deferred tax liability, as previously reported	$-
Effect of recording the deferred tax liability	412,000
Deferred tax liability, as restated	$412,000

Accumulated deficit, as previously reported	$(8,505,575)
Effect of recording a cumulative adjustment for the deferred tax provision	(412,000)
Accumulated deficit, as restated	$(8,917,575)

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2012	2011
Computer hardware and software	$1,560,843	$1,338,800
Furniture and fixtures	251,797	246,738
Leasehold improvements	1,680,833	1,706,045
Showroom fixtures and displays	425,559	403,586
Automobiles	1,020,508	997,996
	4,939,540	4,693,165
Less accumulated depreciation and amortization	(3,902,830)	(3,743,253)
	$1,036,710	$949,912

Depreciation and amortization expense amounted to $359,235 and $369,004 for the years ended December 31, 2012 and 2011, respectively.

3. Financing Arrangements

The Company and KeyBank National Association (“KeyBank”) are parties to a Credit and Security Agreement dated as of October 18, 2011 (the “KeyBank Agreement”). The KeyBank Agreement, as amended, provides for a revolving loan facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, plus during any Temporary Increase Period, the Temporary Increase Amount in effect during such period (as each of these terms are defined), less designated reserves. On February 1, 2013, Michael Goldman loaned $500,000 to the Company for the period to end on May 1, 2013 at an interest rate of 4% per annum. KeyBank on February 1, 2013 temporarily increased the borrowings by $500,000.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of December 31, 2012, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of December 31, 2012, the Company’s net worth was $5,094,810 and its Fixed Charge Ratio was 1.48, both exceeding the loan covenants. The Company will be considered in default of the KeyBank Agreement in the event Michael Goldman shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2012, the Company borrowed an aggregate of $95,896,618 and repaid an aggregate of $95,590,845 under the revolving loan facility with KeyBank. As of December 31, 2012, the balance outstanding under the facility was $12,297,180 and availability was $1,256,876.

On October 24, 2012, Universal Supply Group, Inc., a wholly owned subsidiary of the Company (“Universal”), paid $950,000 to Goodman Manufacturing Co., L.P., a supplier to the Company (“Goodman”), in full payment and satisfaction of an 8% secured note under which there was then outstanding $1,066,164. Immediately prior to this transaction, the promissory note obligated Universal to pay principal of the note and accrued interest in 36 consecutive monthly installments of $29,195 with a final $467,465 balloon payment on November 24, 2014. The Company recognized a gain of $116,164 on the early extinguishment of this debt. The Company financed the purchase of the note by borrowing $950,000 from five investors, including four related parties, of which (i) $350,000 was borrowed from Goldman Associates of New York, Inc. (“Goldman Associates”), (ii) $200,000 was borrowed from John A. Hildebrandt, (iii) $200,000 was borrowed from Paul H. Hildebrandt, (iv) $100,000 was borrowed from William Pagano and (v) $100,000 was borrowed from Rita Folger. These borrowings accrue interest at 8% per annum and are to be repaid in equal monthly installments aggregating $19,810 commencing April 2013 and ending March 2018. The rights of the investors are subordinated to present and future obligations to KeyBank. The Company has the option to prepay the borrowings at any time in whole or in part without penalty, with permission from KeyBank.

Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chief Executive Officer and Chairman of the Board of the Company. Mr. Pagano, a more than 10% shareholder of the Company, was the Chief Executive Officer of the Company until his retirement on February 15, 2013. Paul H. Hildebrandt, is the father-in-law of William Salek, the Company’s Chief Financial Officer, and served as a Director of the Company from July 2004 to January 2005. Paul H. Hildebrandt and John A. Hildebrandt are two of the indemnitors referred to in Note 13(b)(ii)(a) Indemnification. Paul H. Hildebrandt and John A. Hildebrandt are brothers. Rita Folger is a more than 10% shareholder of the Company and is the wife of Oscar Folger and the mother of Jeffrey Folger. Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.

The Company believes that the KeyBank credit facility is sufficient to finance its current operating needs. The business of the Company will be materially and adversely affected if KeyBank substantially reduces the amount of the credit availability under the terms of the facility or KeyBank demands payment and the Company is unable to refinance the facility, or if liquidity is otherwise substantially reduced.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Notes Payable

Notes payable consist of the following at December 31:

	2012	2011
Various term notes payable: (collateralized by equipment, the purchase of which such notes financed) with aggregate monthly principal and interest installments of $12,040 and $8,564 for 2012 and 2011, respectively, bearing interest between 0% and 11.3%.	$439,237	$263,539

Term notes payable to related parties: subordinated unsecured convertible notes payable, bearing interest at the prime rate plus 2%, interest payable quarterly, with the principal payable on January 1, 2014. The notes are convertible into 66,666 shares of common stock at $3.00 per share during the term of the notes.(1)	200,000	200,000

Term note of $750,000 payable to a related party: subordinated secured note payable, bearing interest at the prime rate, which was 3.25% at December 31, 2012, plus 2%, interest payable quarterly, with the principal payable on January 1, 2014.(2)	750,000	750,000

Promissory notes payable to related parties and a private investor: subordinated unsecured notes payable, bearing interest at 12% per annum, payable in twenty equal quarterly payments of principle and accrued interest beginning October 10, 2009 and ending June 2014.(3)	54,076	90,127

Promissory note payable to a supplier: subordinated unsecured note, bearing interest at 8%, payable in monthly principal installments with the balance to be repaid in November 2014.(4)	0	1,258,482

Promissory notes payable to related parties and a private investor: subordinated unsecured notes payable, bearing interest at 8% per annum, repaid in equal monthly installments aggregating $19,810 commencing April 2013 and ending March 2018.(5)	950,000	0

Promissory note payable to a related party: subordinated unsecured note payable, bearing interest at 4% per annum. The loan was repaid in full on January 31, 2013.(6)	500,000	0
	2,893,313	2,562,148
Less current installments	(745,500)	(384,630)
	$2,147,813	$2,177,518

(1)
Term notes bear interest at the prime rate plus 2% and are payable to related parties; $100,000 term note payable to William Pagano and $100,000 term note payable to Rita Folger. Mr. Pagano is a director of the Company, a more than 10% shareholder of the Company and was the Chief Executive Officer of the Company until his retirement on February 15, 2013. Mrs. Folger is a more than 10% shareholder of the Company. On February 15, 2012, the Company amended the Convertible Notes dated as of July 29, 2004, as amended, payable to each Rita Folger and William Pagano (“Amended Convertible Notes”).  The Amended Convertible Notes provide for the first maturity date and the final maturity date of each note to be extended to January 1, 2014 so that the entire principal amount of each note is due and payable on January 1, 2014.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)	The term note payable bearing interest at prime rate plus 2% is to Goldman Associates of New York, Inc., (“Goldman Associates”). Michael Goldman is the majority shareholder, Chief Executive Officer and Chairman of the Board of Goldman Associates and is also a more than 10% shareholder, Chief Executive Officer and Chairman of the Board of the Company. On February 15, 2012, the Company amended the Secured Note dated July 29, 2004, as amended, (“Amended Secured Note”). The Amended Secured Note extended the maturity date of the note from January 1, 2012 to January 1, 2014.

(3)
Included in the above promissory notes payable bearing interest at 12% are four notes considered to be related party transactions; $12,124, $20,736, $10,911 and $4,243 in 2012 and $20,206, $34,559, $18,186 and $7,072 in 2011 payable to Rita Folger, Goldman Associates, Paul H. Hildebrandt and William Pagano, respectively.

(4)
Goodman Company, L.P. and certain of its affiliates (“Goodman”) is a supplier to the Company. On October 24, 2012, Universal paid $950,000 to Goodman in full payment and satisfaction of the promissory note under which there was then outstanding $1,066,164 of principal. The principal balance of the promissory note as of December 31, 2011 was $1,258,482.

(5)
The Company financed the purchase of the Goodman note by borrowing $950,000 from five investors, including four related parties; (i) $350,000 from Goldman Associates, (ii) $200,000 from John A. Hildebrandt, (iii) $200,000 from Paul H. Hildebrandt, (iv) $100,000 from William Pagano and (v) $100,000 from Rita Folger. These borrowings accrue interest at 8% per annum and are to be repaid in equal monthly installments aggregating $19,810 commencing April 2013 and ending March 2018. The rights of the investors are subordinated to present and future obligations to KeyBank. The Company has the option to prepay the borrowings at any time in whole or in part without penalty, with permission from KeyBank.

(6)	On December 10, 2012, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid in full on January 31, 2013.

Maturities of notes payable are as follows:

2013	$745,500
2014	1,250,846
2015	291,244
2016	278,954
2017	268,606
2018	58,163
$2,893,313

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

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The voting rights of the common stockholders and preferred stockholders are based upon the number of shares of convertible preferred stock outstanding.  The Company's Restated Certificate of Incorporation provides that the Board of Directors is to consist of one class of Directors if there are less than 600,000 shares Convertible Preferred Stock outstanding.  As of December 31, 2012, the number of preferred shares outstanding was 293,057; accordingly, the Board of Directors to be elected at the annual shareholders’ meetings will consist of one class of Directors elected by the holders of common stock and convertible preferred stock voting together as one class on a share for share basis.

At December 31, 2012, there were 434,723 shares of common stock reserved for conversion of convertible preferred stock and for the exercise of vested stock options and convertible notes.

In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. Of these shares, 3,000,000 shares were purchased by Goldman Associates of New York, Inc. (“Goldman Associates”), 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul H. Hildebrandt, 300,000 shares were purchased by John A. Hildebrandt and 200,000 shares were purchased by William Pagano.

6. Stock Option Plans

On September 29, 2006, the Company adopted the CCOM Group, Inc. (formerly Colonial Commercial Corp.) 2006 Stock Plan, (the “2006 Plan”).  The 2006 Plan enables the Company to grant equity and equity-linked awards to the Company’s Directors, officers, employees and other persons who provide services to the Company.  The 2006 Plan is intended to allow us to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to us and (2) further stimulate their efforts on the Company’s behalf.

The following is a summary of certain provisions of the 2006 Plan.

Shares Available. The maximum number of shares of common stock that may be delivered under the 2006 Plan is 1,000,000, subject to adjustment for certain specified changes to the Company's capital structure.  As of December 31, 2012, 925,000 options were available to be issued.

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

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Term of Plan. No award may be granted under the 2006 Plan after the close of business on the day immediately preceding the tenth anniversary of the adoption of the 2006 Plan. However, all awards made prior to such time will remain in effect in accordance with their terms.

No options were granted during the years ended December 31, 2012 and 2011.

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

Changes in options outstanding are as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2010	75,000	$1.85
Options Granted	0	0.00
Options Exercised and/or Forfeited	0	0.00	*
Balance at December 31, 2011	75,000	$1.85
Options Granted	0	0.00
Options Exercised and/or Forfeited	0	0.00
Balance at December 31, 2012	75,000	$1.85	*
Exercisable at December 31, 2012	75,000	$1.85	*

*Intrinsic value is the value by which the quoted market price of the Company’s common stock exceeds the exercise price. As of December 31, 2012 and 2011, the quoted market price of the Company’s common stock was less than the exercise price.

In 2012 and 2011, the amount of stock-based compensation was $0 and as of December 31, 2012, the Company had no unrecognized compensation.

The following table summarizes information about stock options at December 31, 2012:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price
$1.85	75,000	3.93	$1.85

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Net Income Per Common Share

Basic income per share reflects the amount of earnings for the period available to common stockholders and holders of participating securities and is based upon the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed using the treasury stock method and if-converted method, where applicable.

For the years ended December 31, 2012 and 2011, convertible preferred stock, convertible into 293,057 shares of common stock, were included as common stock equivalents when calculating diluted earnings per share. Employee stock options totaling 75,000 for the years ended December 31, 2012 and 2011 were not included in the net income per share calculation because their effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income per share calculation for the years ended December 31, 2012 and 2011, because their effect would have been anti-dilutive.

8.Income Taxes

The provision (benefit) for income taxes consists of the following:

	2012			2011
		State			State
		And			And
	Federal	Local	Total	Federal	Local	Total

Current	$-	$-	$-	$-	$-	$-
Deferred	(14,000)	(2,000)	(16,000)	-	-	-
Total tax (benefit) expense	$(14,000)	$(2,000)	$(16,000)	$0	$0	$0

The components of deferred tax (benefit) expense are as follows:

	2012	2011
Decrease to the beginning of the year valuation allowance for deferred tax assets	$(100,000)	$-
Increase in deferred tax liability	84,000	-
	$(16,000)	$0

A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes follows:

	2012	2011
Tax provision at Federal statutory rate	34.00%	34.00%
State income tax, net of federal benefit	6.00%	6.00%
Change in valuation allowance for deferred tax assets	(44.40)%	(44.51)%
Permanent differences	1.86%	4.51%
Total	(2.54)%	0.00%

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below.

	2012	2011
Non-current Deferred Tax Assets:
Federal net operating loss carryforwards	$8,203,400	$8,224,501
State net operating loss carryforwards	319,220	315,053
Allowance for doubtful accounts	265,286	334,639
Additional costs inventoried for tax purposes	415,005	456,616
Alternative Minimum Tax Credit Carryforward	49,436	49,436
Compensation	53,412	53,412
Rent	82,860	89,139
Goodwill and intangible assets	129,066	144,960
Depreciation	91,713	148,150
Non-current Deferred Tax Assets	9,609,398	9,815,905
Less Valuation Allowance	(9,509,398)	(9,815,905)
Net Deferred Tax Assets	$100,000	$0

Goodwill	(496,000)	(412,000)
Deferred Tax Liabilities	$(496,000)	$(412,000)

As of December 31, 2012, management evaluated the deferred tax asset and determined that based on the cumulative recent history of income and income projections, including the expense related to the amortization of goodwill for tax purposes, that it will be more likely than not that a portion of the deferred tax asset will be realized. As a result of these projections, management has determined that a $100,000 deferred tax asset is appropriate.

As of December 31, 2012, the Company’s pre-tax net operating loss carryforwards available for federal income tax purposes were approximately $26,371,000. Various amounts of net operating loss carryforwards will expire from 2020 through 2032.

Expiration Year	Net Operating Losses
2020	$5,960,000
2021	2,737,000
2022	14,532,000
2028	1,010,000
2029	1,878,000
2030	134,000
2031	16,000
2032	104,000
$26,371,000

The utilization of the net operating loss carryforwards is subject to certain annual limitations. If certain substantial changes in ownership occur, there will be further limits utilization in the future.

The difference between the net operating losses above and the net operating losses used to calculate the deferred tax assets is due to the additional goodwill amortization for tax purposes which will be recognized when realized by the Company.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

9. Fair Value of Financial Instruments

The Company uses the standard that defines the fair value of an asset or liability as the amount at which the asset or liability could be exchanged in a current transaction between willing parties.  The carrying value of all financial instruments classified as current assets or liabilities is deemed to approximate fair value because of the short term nature of these instruments and the interest rate applicable to the Company’s financial status. Based on the current estimated market rates at December 31, 2012, the fair value of the non-current debt approximates its carrying value.

10. Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

Cash paid during the years for:	2012	2011
Interest	$611,419	$828,800
Supplemental disclosure of non-cash financing and investing activities:
Notes issued for purchase of fixed assets	$281,969	$132,792

11. Employee Benefit Plans

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. In 2012 and 2011, the plan did not provide for matching contributions.

12. Business and Credit Concentrations

The same three suppliers accounted for 43% and 41% of the Company’s purchases for each of the years 2012 and 2011, respectively. As of December 31, 2012, the Company’s outstanding balance payable to these three suppliers was $1,142,312.  The loss of one or all of these suppliers could have a material adverse effect upon its business for a short-term period.

During 2012 the Company derived more than 10% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. In January 2013, the manufacturer terminated the distributorship agreement effective June 1, 2013.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Commitments and Contingencies

(a)  Leases

The Company records lease payments via the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.  The Company is obligated under operating leases for warehouse, office facilities and certain office equipment which amounted to $3,557,319 and $3,519,483 for the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

2013	$3,393,248
2014	3,174,457
2015	3,094,313
2016	3,008,186
2017	1,665,535
Thereafter	5,272,340
Total	$19,608,079

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of December 31, 2012, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to December 31, 2012, 1 plaintiff filed an action and 1 action was dismissed, which results in 7 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of December 31, 2012, 3 filed actions in 2012, 3 filed actions in 2011 and 1 filed actions in 2010. There are 211 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of December 31, 2012 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-four plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions there exists 1 plaintiff that named Universal as of December 31, 2012. Subsequent to December 31, 2012, 1 action that named Universal was dismissed, resulting in 0 plaintiffs naming Universal.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through December 31, 2012 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of December 31, 2012, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of December 31, 2012, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

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

Since management regards as remote the potential payment of any asbestos-based claim, no amounts have been accrued for any period relating to asbestos claims, and no amounts have been recorded for asbestos claims for any period in the consolidated financial statements.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

14. Related Party Transactions

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul H. Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $229,290 and $220,788 during the years ended December 31, 2012 and 2011, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.  Mr. Hildebrandt served as a Director of the Company from July 2004 to January 2005.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at December 31, 2012 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the Company’s credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board and Chief Executive Officer of the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 10% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the years ended December 31, 2012 and 2011 were $62,434 and $60,719, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, a Director of the Company and a more than 10% shareholder of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $278,414 and $270,516 during the years ended December 31, 2012 and 2011, respectively. Mr. Pagano was the Chief Executive Officer of the Company until his retirement on February 15, 2013.

(e)
Mr. Pagano and Mrs. Folger each hold a $100,000 convertible unsecured note of the Company. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014. Interest expense on each note was $5,250 for each of the years ended December 31, 2012 and 2011.

CCOM GROUP, INC. (FORMERLY COLONIAL COMMERCIAL CORP.)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(f)
Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes in the initial principal amount of $90,000, $171,033, $35,000 and $100,000, respectively. At December 31, 2012 the remaining principal on the notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger was $10,911, $20,736, $4,243 and $12,124, respectively. The notes bear interest at 12% per annum and are payable in equal quarterly installments of principal and interest through June 30, 2013.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,073, $3,940, $806 and $2,304, respectively, for the year ended December 31, 2012.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $2,728, $5,184, $1,061 and $3,031, respectively, for the year ended December 31, 2011.

(g)
In March 2011, the Company privately placed 4,500,000 shares of common stock at $0.50 per share for total proceeds of $2,250,000. Of these shares, 3,000,000 shares were purchased by Goldman Associates of New York, Inc. (“Goldman Associates”), 600,000 shares were purchased by Rita Folger, 400,000 shares were purchased by Paul H. Hildebrandt, 300,000 shares were purchased by John A. Hildebrandt and 200,000 shares were purchased by William Pagano.

(h)
On February 24, 2011, the Board of Directors of the Company appointed Melissa Goldman-Williams to serve as Vice President of Operations. Mrs. Goldman-Williams receives a salary of $135,000 per year. Mrs. Goldman-Williams is a director of the Company and is the daughter of Michael Goldman, the Chairman of the Board and Chief Executive Officer of the Company.

(i)	On May 27, 2011, the Company borrowed $200,000 from Goldman Associates, which was non-interest bearing and paid in full on June 28, 2011.

(j)
On July 29, 2011, the Company borrowed $250,000 from Goldman Associates. Interest accrued on the loan at a per annum rate equal to the lesser of (i) 3% plus 90-day LIBOR and (ii) 4%. The loan was repaid on October 20, 2011.

(k)
During the year ended December 31, 2012, Goldman Associates made short term loans to the Company aggregating $850,000 in principal amount, all of which have been repaid with interest aggregating $7,655.

(l)
During the year ended December 31, 2012, Michael Goldman made short term loans to the Company aggregating $850,000 in principal amount, all of which have been repaid with interest aggregating $3,267 in 2012 and $1,983 in 2013.

(m)	On February 1, 2013, the Company borrowed $500,000 from Michael Goldman at 4% per annum, repayable on May 1, 2013.

(n)	Reference is made to the related party transactions that took place on October 24, 2012, as described in Note 3, Financing Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCOM GROUP, INC.
(Registrant)
By:	/s/ Michael Goldman
Michael Goldman,
Chief Executive Officer and Chairman of the Board
By:	/s/ William Salek
William Salek,
Chief Financial Officer & Principal Accounting Officer
Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed below on March 29, 2013 by the following persons on behalf of the Registrant and in the capacities indicated:

By:	/s/ E. Bruce Fredrikson
E. Bruce Fredrikson, Director
By:	/s/ Peter Gasiewicz
Peter Gasiewicz,
President, Chief Operating Officer and Director
By:	/s/ Melissa Goldman-Williams
Melissa Goldman-Williams,
Vice President of Operations and Director
By:	/s/ Michael Goldman
Michael Goldman,
Chief Executive Officer and Chairman of the Board
By:	/s/ Frank Harrell
Frank Harrell, Director
By:	/s/ Stuart H. Lubow
Stuart H. Lubow, Director
By:	/s/ Ronald H. Miller
Ronald H. Miller, Director
By:	/s/ William Pagano
William Pagano, Director