Form 10-Q
period 2013-03-31
CCOM Group, Inc.
filed 2013-05-14
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

CCOM GROUP, INC. AND SUBSIDIARIES

Contents

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$201,635	$297,128
Accounts receivable, net of allowance for doubtful accounts of $512,282 and $429,186, respectively	9,350,730	11,131,317
Inventory	13,604,058	12,029,400
Prepaid expenses and other current assets	1,069,853	1,372,390
Total current assets	24,226,276	24,830,235
Property and equipment	926,521	1,036,710
Goodwill	1,416,929	1,416,929
Other assets – noncurrent	237,704	270,265
Deferred income tax asset – noncurrent	100,000	100,000
	$26,907,430	$27,654,139
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$12,420,211	$12,297,180
Notes payable, current portion; includes related party notes of $1,391,663 and $607,999, respectively	1,525,876	745,500
Convertible notes payable-related party	200,000	-
Trade payables	5,452,412	5,242,044
Accrued liabilities	1,335,324	1,630,792
Total current liabilities	20,933,823	19,915,516
Convertible notes payable-related party	-	200,000
Notes payable, non-current portion; includes related party notes of $648,349 and $1,440,015, respectively	1,104,274	1,947,813
Deferred income tax liability – noncurrent	506,500	496,000
Total liabilities	22,544,597	22,559,329
Commitments and contingencies
Stockholders' equity:
Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(8,769,349)	(8,037,372)
Total stockholders' equity	4,362,833	5,094,810
	$26,907,430	$27,654,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2013	2012
Sales	$18,729,438	$18,091,774
Cost of sales	13,905,191	13,543,184
Gross profit	4,824,247	4,548,590

Selling, general and administrative expenses	5,443,583	5,412,348
Operating loss	(619,336)	(863,758)

Other income	49,522	54,249
Interest expense, net; includes related party interest of $30,076 and $16,036, respectively	(151,663)	(154,081)
Loss before income tax expense	$(721,477)	$(963,590)

Income tax expense	10,500	-
Net loss	(731,977)	(963,590)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	9,154,953	9,154,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(731,977)	$(963,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	10,500	-
Provision for doubtful accounts	83,773	123,184
Depreciation	81,548	93,667
Net gain on disposal of fixed assets	(2,720)	-
Changes in operating assets and liabilities:
Accounts receivable	1,696,814	1,693,934
Inventory	(1,574,658)	(482,476)
Prepaid expenses and other current assets	302,537	307,177
Other assets - noncurrent	32,561	14,441
Trade payables	210,368	(97,618)
Accrued liabilities	(295,468)	(268,660)
Net cash (used in) provided by operating activities	(186,722)	420,059

Cash flows from investing activities:
Additions to property and equipment	-	(57,274)
Proceeds from disposal of property and equipment	31,361	-
Net cash provided by (used in) investing activities	31,361	(57,274)

Cash flows from financing activities:
Repayments of notes payable; includes related party repayments of $508,002and $8,002, respectively	(563,163)	(95,183)
Issuance of notes payable, related party	500,000	350,000
Borrowings (repayments) under credit facility - revolving credit, net	123,031	(465,897)
Net cash provided by (used in) financing activities	59,868	(211,080)
(Decrease) increase in cash	(95,493)	151,705
Cash - beginning of period	297,128	271,697
Cash - end of period	$201,635	$423,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

CCOM GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of CCOM Group, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by the interim reporting requirements of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

We have only one operating segment.

Inventory is comprised of finished goods and is stated at the lower of cost (first-in, first-out method) or market.

Recently adopted accounting pronouncement:

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU is effective for the first quarter of 2013. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

Contents

The following table summarizes information about stock options at March 31, 2013:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$1.85	75,000	3.69	$1.85	$0

There were no stock options granted during the three months ended March 31, 2013 and 2012.  For each of the three months ended March 31, 2013 and 2012, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months ended March 31, 2013 and 2012, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months ended March 31, 2013 and 2012.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash paid during the period for:
Interest	$123,636	$156,829
Supplemental disclosure of non-cash financing activities:
Note issued for purchase of fixed assets	$0	$58,150

5.	Net Loss Per Common Share

Employee stock options totaling 75,000, convertible preferred stock, convertible into 293,057 shares of common stock, and convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, for each of the three months ended March 31, 2013 and 2012, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.

Contents

6.	Financing Arrangements

The Company and KeyBank National Association (“KeyBank”) are parties to a Credit and Security Agreement dated as of October 18, 2011, as amended (the “KeyBank Agreement”). The KeyBank Agreement provides for a revolving credit facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, plus during any Temporary Increase Period, the Temporary Increase Amount in effect during such period (as each of these terms are defined), less designated reserves. Any Temporary Increase Amount during any Temporary Increase Period is subject to the Company having then met the Temporary Increase Conditions (as defined).

On February 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on February 1, 2013 expired on April 30, 2013. On May 1, 2013, Michael Goldman loaned $500,000 to the Company for the period to end on August 2, 2013 at an interest rate of 4% per annum. Simultaneously, on May 1, 2013, KeyBank again increased the Borrowing Base by $500,000 with such increase to expire on or about August 2, 2013. Both increases to the Borrowing Base were made pursuant to the KeyBank Agreement that provides, in the event the Company then meets the Temporary Increase Conditions, for KeyBank to make up to $500,000 in additional loans to the Company to match loans in the same aggregate amount that one or more Investor Subordinated Creditors (as defined) elect to make.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of March 31, 2013, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of March 31, 2013, the Company’s net worth was $4,362,833 and its Fixed Charge Ratio was 2.0, both exceeding the loan covenants. The Company will be considered in default of the KeyBank Agreement in the event Michael Goldman shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

During the three months ended March 31, 2013, the Company borrowed an aggregate of $22,624,205 and repaid an aggregate of $22,501,174 under the revolving credit facility with KeyBank. As of March 31, 2013, the balance outstanding under the facility was $12,420,211 and availability was $476,963.

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

Contents

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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of March 31, 2013, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. The Company never sold any asbestos related products.

Of the existing plaintiffs as of March 31, 2013, 1 filed an action in 2013, 2 filed actions in 2012, 3 filed actions in 2011 and 1 filed an action in 2010. There are 212 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of March 31, 2013 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-five plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions no plaintiffs named Universal as of March 31, 2013.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through March 31, 2013 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

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

There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of March 31, 2013, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of March 31, 2013, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)
A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising of 27,000 square feet from a company owned by Mr. Paul H. Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $58,301 and $57,144 during the three months ended March 31, 3013 and 2012, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

(b)
Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at March 31, 2013 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the Company’s credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is the Chief Executive Officer and Chairman of the Board the Company.

(c)
Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company.  Rita Folger, a more than 10% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger.  Professional fees paid to the law firm of Folger & Folger for the three months ended March 31, 2013 and 2012 were $29,644 and $4,726, respectively.

(d)
Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

Contents

William Pagano, a Director of the Company and a more than 10% shareholder of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer.  The Company paid Pioneer $70,409 and $69,028 during the three months ended March 31, 2013 and 2012, respectively. Mr. Pagano was the Chief Executive Officer of the Company until his retirement on February 15, 2013.

(e)
Since his retirement on February 15, 2013, Mr. Pagano has a consulting agreement with the Company that provides for an annual consulting fee of $60,000. Consulting fees of $7,500 were paid pursuant to this agreement during the quarter ended March 31, 2013.

(f)
Mr. Pagano and Mrs. Folger each hold a $100,000 convertible unsecured note of the Company. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014. Interest expense on each note was $1,313 for each of the three months ended March 31, 2013 and 2012.

(g)
Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes dated August 20, 2009 in the initial principal amount of $90,000, $171,033, $35,000 and $100,000, respectively. At March 31, 2013 the remaining principal on the notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger was $9,093, $17,280, $3,536 and $10,103, respectively. The notes bear interest at 12% per annum and are payable in equal quarterly installments of principal and interest through June 30, 2014.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $327, $622, $127 and $364, respectively, for the three months ended March 31, 2013.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $546, $1,037, $212 and $606, respectively, for the three months ended March 31, 2012.

(h)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid on May 16, 2012 with interest in the amount of $2,956.

(i)
On December 10, 2012, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid on January 31, 2013 with interest in the amount of $1,983. On February 1, 2013, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013 with interest in the amount of $5,000. On May 1, 2013, the Company borrowed $500,000 from Michael Goldman at 4% per annum, repayable on August 2, 2013.

(j)
Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes dated October 24, 2012 in the initial principal amount of $200,000, $350,000, $100,000 and $100,000, respectively. Pursuant to the terms of the notes, the first payment was made on April 1, 2013. The notes bear interest at 8% per annum and are payable in equal monthly installments of principal and interest through March 1, 2018.

Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

           We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations of CCOM Group, Inc. and subsidiaries with a discussion of our business, and other business considerations, to provide a context for understanding.  This is followed by a discussion of the “Critical Accounting Policies” that we believe are important to understanding the assumptions and judgments incorporated into our reported financial results which we discuss under “Results of Operations.” We then provide an analysis of cash flows, and discuss our financial commitments under “Liquidity and Capital Resources.” It is suggested that Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the condensed consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2012.

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

We supply the Amana air conditioning and heating equipment line in New Jersey (exclusive of Cape May and Cumberland counties), lower portions of New York State, and Western Massachusetts.  At all our locations we also supply, on a non-exclusive basis, the Goodman line of heating and air conditioning equipment, Fraser-Johnston commercial air conditioning equipment, and Honeywell generators. We distribute these products through seven sales locations in New Jersey, eight in New York State, and two in Massachusetts. We use showrooms for the display and sale of kitchen, bathroom and electrical fixtures and accessories at our locations in Fishkill, Middletown, New Windsor and Suffern, New York and Great Barrington and Pittsfield, Massachusetts.

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

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contents

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $9,350,730, net of an allowance for doubtful accounts of $512,282, as of March 31, 2013. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2012. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At March 31, 2013, goodwill on the Company’s books of $1,416,929 related entirely to Universal.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. However, the deferred tax liability related to goodwill cannot be used in this determination. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  Based upon this assessment, management had established a valuation allowance of $9,500,000 as of December 31, 2012, resulting in the recognition of a $100,000 deferred tax asset. As of March 31, 2013, management reassessed projected future taxable income and determined that the valuation allowance was adequate.

Contents

Results of Operations

The following table summarizes information derived from the Company’s condensed consolidated statements of operations expressed as a percentage of sales for the three months ended March 31, 2013 and 2012.

	For the Three Months
	Ended March 31,
	2013		2012
Sales	100.0%		100.0%
Cost of sales	74.2		74.9
Gross profit	25.8		25.1

Selling, general and administrative expenses	29.1		29.9
Operating loss	(3.3)		(4.8)

Other income	0.3		0.3
Interest expense, net	(0.8)		(0.8)
Loss before income tax expense	(3.8)		(5.3)

Income tax expense	0.1		0.0
Net loss	(3.9	) %	(5.3	) %

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Sales increased by 3.5%, or $637,664, to $18,729,438 for the three months ended March 31, 2013 from $18,091,774 for the same period in 2012. Gross profit increased by 6.1%, or $275,657, to $4,824,247 for the three months ended March 31, 2013 from $4,548,590 for the same period in 2012. Gross profit expressed as a percentage of sales increased to 25.8% in 2013 compared to 25.1% for the comparable period in 2012. The increase in sales was primarily related to an increase in sales of generators. The increase in gross profit and the increase in gross margins as a percent of sales were the result of the increased profit from generators combined with higher vendor rebates and purchase discounts.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $119,178 and $113,628 for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses increased by 0.6%, or $31,235, to $5,443,583 for the three months ended March 31, 2013 from $5,412,348 for the same period in 2012. No individual account that makes up selling, general and administrative expenses had any significant changes.

Other income decreased 8.7%, or $4,727, to $49,522 for the three months ended March 31, 2013 from $54,249 for the same period in 2012. The decrease in other income is primarily related to a decrease of service charges collected from customers.

Net interest expense decreased by 1.6%, or $2,418, to $151,663 for the three months ended March 31, 2013 from $154,081 for the same period in 2012.

The Company’s net loss decreased by 24.0%, or $231,613 to a net loss of $731,977 for the three months ended March 31, 2013, compared to a net loss of $963,590 for the same period in 2012. The decrease in net loss is primarily the result of the $275,657 increase in gross profit, partially offset by the $31,235 increase in selling, general and administrative expenses and a deferred income tax provision in the amount of $10,500.

Contents

Liquidity and Capital Resources

           The Company and KeyBank National Association (“KeyBank”) are parties to a Credit and Security Agreement dated as of October 18, 2011, as amended (the “KeyBank Agreement”). The KeyBank Agreement provides for a revolving credit facility under which the Company may borrow up to the lesser of (i) $15,000,000 or (ii) 85% of eligible accounts receivable, plus 55% (but not more than $6,500,000) of the lower of cost or market of eligible inventory, plus during any Temporary Increase Period, the Temporary Increase Amount in effect during such period (as each of these terms are defined), less designated reserves. Any Temporary Increase Amount during any Temporary Increase Period is subject to the Company having then met the Temporary Increase Conditions (as defined).

On February 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on February 1, 2013 expired on April 30, 2013. On May 1, 2013, Michael Goldman loaned $500,000 to the Company for the period to end on August 2, 2013 at an interest rate of 4% per annum. Simultaneously, on May 1, 2013, KeyBank again increased the Borrowing Base by $500,000 with such increase to expire on or about August 2, 2013. Both increases to the Borrowing Base were made pursuant to the KeyBank Agreement that provides, in the event the Company then meets the Temporary Increase Conditions, for KeyBank to make up to $500,000 in additional loans to the Company to match loans in the same aggregate amount that one or more Investor Subordinated Creditors (as defined) elect to make.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of March 31, 2013, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of March 31, 2013, the Company’s net worth was $4,362,833 and its Fixed Charge Ratio was 2.0, both exceeding the loan covenants. The Company will be considered in default of the KeyBank Agreement in the event Michael Goldman shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

During the three months ended March 31, 2013, the Company borrowed an aggregate of $22,624,205 and repaid an aggregate of $22,501,174 under the revolving credit facility with KeyBank. As of March 31, 2013, the balance outstanding under the facility was $12,420,211 and availability was $476,963.

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

As of March 31, 2013, the Company had $201,635 in cash compared with $297,128 at December 31, 2012.

Contents

Net cash used in operating activities was $186,722 for the three months ended March 31, 2013. The net cash used in operating activities for the 2013 period is a result of the net loss of $731,977, offset by changes in operating assets and liabilities of $372,154 and net non-cash charges of $173,101. The decrease in accounts receivable of $1,696,814 is primarily related to reduced sales volume during the three months ended March 31, 2013 compared to the three months ended December 31, 2012. The increase in inventory of $1,574,658 is to support the anticipated increased seasonal sales volume.

Cash flows provided by financing activities of $59,868 for the three months ended March 31, 2013 consisted of $500,000 in the issuance of a note payable and $123,031 in borrowings under the credit facility revolving credit, offset by $563,163 in repayments of notes payable.

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

Dated: May 14, 2013	CCOM GROUP, INC.

/s/ Michael Goldman
Michael Goldman,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer