Form 10-Q
period 2013-06-30
CCOM Group, Inc.
filed 2013-08-13
CIK 21828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2013
Common Stock, $.05 par value per share	9,154,953 shares
Convertible Preferred Stock, $.05 par value per share	293,057 shares

CCOM GROUP, INC. AND SUBSIDIARIES

Contents
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$449,534	$297,128
Accounts receivable, net of allowance for doubtful accounts of $570,658 and $429,186, respectively	11,595,671	11,131,317
Inventory	12,825,434	12,029,400
Prepaid expenses and other current assets	1,062,818	1,372,390
Total current assets	25,933,457	24,830,235
Property and equipment	900,643	1,036,710
Goodwill	1,416,929	1,416,929
Other assets – noncurrent	204,922	270,265
Deferred income tax asset – noncurrent	100,000	100,000
	$28,555,951	$27,654,139
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under credit facility - revolving credit	$13,850,836	$12,297,180
Notes payable, current portion; includes related party notes of $1,383,335 and $607,999, respectively	1,519,179	745,500
Convertible notes payable-related party	200,000	-
Trade payables	4,870,652	5,242,044
Accrued liabilities	1,644,233	1,630,792
Total current liabilities	22,084,900	19,915,516
Convertible notes payable-related party	-	200,000
Notes payable, non-current portion; includes related party notes of $606,004 and $1,440,015, respectively	1,041,456	1,947,813
Deferred income tax liability – noncurrent	517,000	496,000
Total liabilities	23,643,356	22,559,329
Commitments and contingencies
Stockholders' equity:

Redeemable convertible preferred stock, $.05 par value, 2,500,000 shares authorized, 293,057 shares issued and outstanding, liquidation preference of $1,465,285	14,653	14,653
Common stock, $.05 par value, 20,000,000 shares authorized, 9,154,953 shares issued and outstanding	457,747	457,747
Additional paid-in capital	12,659,782	12,659,782
Accumulated deficit	(8,219,587)	(8,037,372)
Total stockholders' equity	4,912,595	5,094,810
	$28,555,951	$27,654,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents
CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales	$24,443,817	$21,737,833	$43,173,255	$39,829,607
Cost of sales	18,609,090	16,213,650	32,514,281	29,756,834
Gross profit	5,834,727	5,524,183	10,658,974	10,072,773

Selling, general and administrative expenses, net	5,188,210	5,023,109	10,631,793	10,435,457
Operating income (loss)	646,517	501,074	27,181	(362,684)

Other income	63,907	54,343	113,429	108,592
Interest expense, net; includes related party interest of $34,055 and $18,877 for three months ended June 30, 2013 and 2012, respectively, and $67,464 and $34,913 for the six months ended June 30, 2013 and 2012, respectively	(150,162)	(149,438)	(301,825)	(303,519)
Income (loss) before income tax expense	560,262	405,979	(161,215)	(557,611)

Income tax expense	10,500	-	21,000	-
Net income (loss)	$549,762	$405,979	$(182,215)	$(557,611)

Income (loss) per common share:
Basic	$0.06	$0.04	$(0.02)	$(0.06)
Diluted	$0.06	$0.04	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic	9,154,953	9,154,953	9,154,953	9,154,953
Diluted	9,448,010	9,448,010	9,154,953	9,154,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents
CCOM GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(182,215)	$(557,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	21,000	-
Provision for doubtful accounts	165,375	238,653
Depreciation	164,900	187,492
Net gain on disposal of fixed assets	(9,259)	(1,113)
Changes in operating assets and liabilities:
Accounts receivable	(629,729)	(506,402)
Inventory	(796,034)	(1,047,122)
Prepaid expenses and other current assets	309,572	147,342
Other assets - noncurrent	65,343	46,078
Trade payables	(371,392)	65,608
Accrued liabilities	13,441	47,250
Income taxes payable	-	(586)
Net cash used in operating activities	(1,248,998)	(1,380,411)

Cash flows from investing activities:
Additions to property and equipment	(42,757)	(80,335)
Proceeds from disposal of property and equipment	50,647	2,600
Net cash provided by (used in) investing activities	7,890	(77,735)

Cash flows from financing activities:

Repayments of notes payable; includes related party repayments of $1,048,014and $366,005, respectively	(1,160,142)	(544,135)
Issuance of notes payable, related party	1,000,000	850,000
Borrowings under credit facility - revolving credit, net	1,553,656	1,124,296
Net cash provided by financing activities	1,393,514	1,430,161
Increase (decrease) in cash	152,406	(27,985)
Cash - beginning of period	297,128	271,697
Cash - end of period	$449,534	$243,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents
CCOM GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

1.	Summary of Significant Accounting Policies and Practices and Basis of Presentation

The condensed consolidated financial statements of CCOM Group, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates.  The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results that may be achieved for the full year.

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

Contents
The following table summarizes information about stock options at June 30, 2013:

Options Outstanding and Exercisable
		Weighted Average
Range of		Remaining	Weighted Average	Aggregate
Exercise Prices	Shares	Contractual Life	Exercise Price	Intrinsic Value
$1.85	75,000	3.69	$1.85	$0

There were no stock options granted during the three months or six months ended June 30, 2013 and 2012.  For each of the three months and six months ended June 30, 2013 and 2012, the amount of stock based compensation was $0.

3.	Equity Transactions

During the three months and six months ended June 30, 2013 and 2012, no shares of convertible preferred stock were converted into common stock.

No stock options were exercised during the three months or six months ended June 30, 2013 and 2012.

4.	Supplemental Cash Flow Information

The following is supplemental information relating to the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash paid during the period for:
Interest	$315,301	$309,053
Supplemental disclosure of non-cash financing activities:
Note issued for purchase of fixed assets	$27,464	$83,715

5.	Net Income (Loss) Per Common Share

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

Employee stock options totaling 75,000 for each of the three months and six months ended June 30, 2013 and 2012, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 293,057 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, was not included in the net (loss) per share because its effect would have been anti-dilutive. Convertible notes, in the principal amount of $200,000, convertible into 66,666 shares of common stock, were not included in the net income (loss) per share calculation for each of the three months and six months ended June 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

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

On February 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on February 1, 2013 ended on April 30, 2013. On May 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on July 29, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on May 1, 2013 ended on July 24, 2013. Both increases to the Borrowing Base were made pursuant to the KeyBank Agreement that provides, in the event the Company then meets the Temporary Increase Conditions, for KeyBank to make up to $500,000 in additional loans to the Company to match loans in the same aggregate amount that one or more Investor Subordinated Creditors (as defined) elect to make.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of June 30, 2013, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of June 30, 2013, the Company’s net worth was $4,912,595 and its Fixed Charge Ratio was 2.15, both exceeding the loan covenants.

Michael Goldman is the Chairman of the Board of the Company. Mr. Goldman served as Chief Executive Officer of the Company from February 15, 2013 until his resignation as Chief Executive Officer on July 1, 2013. On July 1, 2013 Peter Gasiewicz was appointed Chief Executive Officer of the Company. Prior to July 1, 2013, Peter Gasiewicz served as President and Chief Operating Officer of the Company. The Company will be considered in default of the KeyBank Agreement in the event Peter Gasiewicz shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

During the six months ended June 30, 2013, the Company borrowed an aggregate of $49,247,239 and repaid an aggregate of $47,693,583 under the revolving credit facility with KeyBank. As of June 30, 2013, the balance outstanding under the facility was $13,850,836 and availability was $1,383,634.

Contents
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

The Company understands that the Universal Predecessor and many other companies have been sued in the Superior Court of New Jersey (Middlesex County) by plaintiffs filing lawsuits alleging injury due to asbestos. As of June 30, 2013, there existed 7 plaintiffs in these lawsuits relating to alleged sales of asbestos products, or products containing asbestos, by the Universal Predecessor. Subsequent to June 30, 2013, 1 action was dismissed, leaving 6 remaining plaintiffs in these lawsuits. The Company never sold any asbestos related products.

Of the existing plaintiffs as of June 30, 2013, 1 filed an action in 2013, 2 filed actions in 2012, 3 filed actions in 2011 and 1 filed an action in 2010. There are 212 other plaintiffs that have had their actions dismissed and 17 other plaintiffs that have settled as of June 30, 2013 for a total of $3,364,500 paid by defendants other than Universal. There has been no judgment against the Universal Predecessor.

The Company’s Universal subsidiary was named by 38 plaintiffs; of these, 1 filed an action in 2012, 1 filed an action in 2010, 11 filed actions in 2007, 6 filed actions in 2006, 11 filed actions in 2005, 5 filed actions in 2001, 1 filed an action in 2000, and 2 filed actions in 1999. Thirty-five plaintiffs naming Universal have had their actions dismissed and, of the total $3,364,500 of settled actions, 3 plaintiffs naming Universal have settled for $27,500.  No money was paid by Universal in connection with any settlement. Following these dismissed and settled actions no plaintiffs named Universal as of June 30, 2013.

As set forth in more detail below, the Company has been indemnified against asbestos-based claims, and insurance companies are defending the interests of the Universal Predecessor and the Company in these cases.

Contents
Based on advice of counsel, the Company believes that none of the litigation that was brought against the Company’s Universal subsidiary through June 30, 2013 is material, and that the only material litigation that was brought against the Universal Predecessor through that date was Rhodes v. A.O. Smith Corporation, filed on April 26, 2004 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket Number MID-L-2979-04AS. The Company was advised that the Rhodes case was settled for $3,250,000 (“Settlement”) under an agreement reached in connection with a $10,000,000 jury verdict that was rendered on August 5, 2005. The Company was not a defendant in the Rhodes case.

The Company believes that Rhodes differed from the other lawsuits in that plaintiff established that he contracted mesothelioma as a result of his occupational exposure to asbestos dust and fibers and that a predecessor of the Company was a major supplier of the asbestos containing products that allegedly caused his disease.

(i)                Indemnification

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

(ii)                Insurance

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

Contents
There are periods during the years from 1940 to 1999 in which the Universal Predecessor did not have coverage for potential asbestos claims. Subject to litigation, insurance companies may maintain that the existence of these periods’ results in coverage for only a portion of a particular injury that varies with the period during which there was asbestos coverage relating to the injury, and that the balance of any settlement or judgment is to be paid by the insured. As of June 30, 2013, no insurance company has claimed any contribution for a gap in coverage except for a claim for $160 made by one insurance company to the Universal Predecessor in 1995.  The Universal Predecessor asserted that it had no obligation to pay this amount and did not make any payment.

Insurance companies have, as of June 30, 2013, defended the Company and the Universal Predecessor, and have paid all settlement amounts and defense costs. Except for $160 referred to above, the insurance companies have not requested any payments from the Company or from the Universal Predecessor.

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

The Company, our RAL subsidiary and other companies have been sued in the Supreme Court of New York (New York County) by a plaintiff alleging injury due to asbestos. The original Complaint was filed on April 19, 2013 and an Amended Complaint naming RAL and the Company was filed on or about June 3, 2013.

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

The lawsuit alleged injury due to asbestos between 1960 and 1979, prior to RAL Predecessor’s acquisition of assets from the RSG Predecessor and RAL’s acquisition of assets from the RAL Predecessor. The Company never sold any asbestos related products.

Contents
(c)                General

Regardless of indemnification and insurance coverage, management does not in any event consider the Company to be liable for the asbestos-based lawsuits that name the Company or for any other claim that arises as a result of actions or omissions by the Universal Predecessor or RAL Predecessor companies. The Company expressly disclaimed the assumption of any liabilities when the Company purchased the assets of the Universal Predecessor and RAL Predecessor. It is the opinion of management that the existing asbestos litigation will not have a material adverse effect on the Company.  Nevertheless, the Company could be materially and adversely affected if it is held liable for substantial asbestos claims or if it incurs substantial legal or settlement costs. This material and adverse effect would occur if indemnitors fail to honor their indemnification agreements and insurance is not available either because policy limits are exceeded, or because insurance companies successfully deny coverage or claim limitations on their liabilities by reason of gaps in coverage or otherwise.

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

8.	Transactions with Related Persons, Promoters and Certain Control Persons

(a)	A subsidiary of the Company leases a warehouse and store in Wharton, New Jersey comprising 27,000 square feet from a company owned by Mr. Paul H. Hildebrandt under a lease that expires July 31, 2017. The Company paid Mr. Hildebrandt’s company $57,884 and $57,144 during the three months ended June 30, 3013 and 2012, respectively. The Company paid Mr. Hildebrandt’s company $116,185 and $114,288 during the six months ended June 30, 3013 and 2012, respectively. William Salek, the Company’s Chief Financial Officer, is the son-in-law of Mr. Hildebrandt.

(b)	Pursuant to a secured note dated July 29, 2004, as amended, the Company owes Goldman Associates of New York, Inc. (“Goldman Associates”), the principal amount of $750,000 at June 30, 2013 collateralized by the assets of the Company. The secured note is subordinate to the borrowings under the Company’s credit facility, bears interest at the prime rate plus 2% and is due on January 1, 2014. Michael Goldman is the Chief Executive Officer and Chairman of the Board of Goldman Associates and is Chairman of the Board the Company. Mr. Goldman served as Chief Executive Officer of the Company from February 15, 2013 until his resignation as Chief Executive Officer on July 1, 2013.

(c)	Oscar Folger and Jeffrey Folger, of the law firm of Folger & Folger, are counsel to the Company. Rita Folger, a more than 10% shareholder of the Company, is the wife of Oscar Folger and the mother of Jeffrey Folger. Professional fees paid to the law firm of Folger & Folger for the three months ended June 30, 2013 and 2012 were $17,813 and $16,107, respectively. Professional fees paid to the law firm of Folger & Folger for the six months ended June 30, 2013 and 2012 were $47,457 and $20,833, respectively.

Contents
(d)	Pioneer Realty Holdings, LLC, a New York limited liability company (“Pioneer”), is the owner of the premises located at 836 Route 9, Fishkill, New York, formerly known as 2213 Route 9, Fishkill, New York that is leased to a subsidiary of the Company under a lease that expires on March 31, 2017, subject to two five-year renewal options.

William Pagano, a Director of the Company and a more than 10% shareholder of the Company, has a 55% interest in Pioneer and each of Mrs. Folger and Jeffrey Folger has a 20% interest in Pioneer Realty Partners I, LLC, which has a 40% interest in Pioneer. The Company paid Pioneer $70,409 and $69,029 during the three months ended June 30, 2013 and 2012, respectively. The Company paid Pioneer $140,818 and $138,057 during the six months ended June 30, 2013 and 2012, respectively. Mr. Pagano was the Chief Executive Officer of the Company until his retirement on February 15, 2013.

(e)	Since his retirement on February 15, 2013, Mr. Pagano has a consulting agreement with the Company that provides for an annual consulting fee of $60,000. Consulting fees of $15,000 and $22,500 were paid pursuant to this agreement during the three and six months ended June 30, 2013, respectively.

(f)	Mr. Pagano and Mrs. Folger each hold a $100,000 convertible unsecured note of the Company. The convertible unsecured notes bear interest at the prime rate plus 2% and are due on January 1, 2014. Interest expense on each note was $1,313 for each of the three months ended June 30, 2013 and 2012. Interest expense on each note was $2,625 for each of the six months ended June 30, 2013 and 2012.

(g)	Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes dated August 20, 2009 in the initial principal amount of $90,000, $171,033, $35,000 and $100,000, respectively. The notes bore interest at 12% per annum and were payable in equal quarterly installments of principal and interest through June 30, 2014. On June 27, 2013, the Company prepaid the remaining principal on the notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger in the amounts of $7,274, $13,824, $2,829 and $8,083, respectively.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $273, $518, $106 and $303, respectively, for the three months ended June 30, 2013. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $491, $933, $191 and $546, respectively, for the three months ended June 30, 2012.

Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $600, $1,140, $233 and $667, respectively, for the six months ended June 30, 2013. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $1,037, $1,970, $403 and $1,152, respectively, for the six months ended June 30, 2012.

(h)	On March 1, 2012, the Company borrowed $350,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid on May 16, 2012 with interest in the amount of $2,956. On May 17, 2012, the Company borrowed $500,000 from Goldman Associates. Interest accrued on the loan at 4% per annum and the loan was repaid on August 10, 2012 with interest in the amount of $4,699. On August 5, 2013, the Company borrowed $500,000 from Goldman Associates at 4% per annum, repayable on November 1, 2013.

Contents
(i)
On December 10, 2012, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid on January 31, 2013 with interest in the amount of $1,983. On February 1, 2013, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013 with interest in the amount of $5,000. On May 1, 2013, the Company borrowed $500,000 from Michael Goldman. Interest accrued on the loan at 4% per annum and the loan was repaid on July 29, 2013 with interest in the amount of $4,778.

(j)	Mr. Paul H. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger each hold unsecured notes dated October 24, 2012 in the initial principal amount of $200,000, $350,000, $100,000 and $100,000, respectively. Pursuant to the terms of the notes, the first payment was made on April 1, 2013. The notes bear interest at 8% per annum and are payable in equal monthly installments of principal and interest through March 1, 2018. At June 30, 2013 the remaining principal on the notes to Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger was $197,163, $345,033, $98,581 and $98,581, respectively. Interest expense on the notes held by Mr. Hildebrandt, Goldman Associates, Mr. Pagano and Mrs. Folger amounted to $9,733, $17,033, $4,867 and $4,867, respectively, for the three months and six months ended June 30, 2013.

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

During 2012 the Company derived more than 10% of its revenues and during the six months ended June 30, 2013 the Company derived approximately 15% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. See Management Discussion and Analysis under the Results of Operation for information on the impending termination of this distributorship agreement.

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

Contents
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. The Company had accounts receivable of $11,595,671, net of an allowance for doubtful accounts of $570,658, as of June 30, 2013. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Goodwill is reviewed at least annually for impairment. The Company evaluated goodwill for impairment in December 2012. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. The Company considers each subsidiary as a reporting unit. The Company groups assets, including goodwill, by reporting unit and utilizes the income approach (Discounted Cash Flows) to estimate the fair value of long-lived assets. If the Company’s fair value determination changes due to modifications in the underlying assumptions, the Company may be required to record impairment charges related to its goodwill. At June 30, 2013, goodwill on the Company’s books of $1,416,929 related entirely to Universal.

The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting of income taxes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. However, the deferred tax liability related to goodwill cannot be used in this determination. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  Based upon this assessment, management had established a valuation allowance of $9,500,000 as of December 31, 2012, resulting in the recognition of a $100,000 deferred tax asset. As of June 30, 2013, management reassessed projected future taxable income and determined that the valuation allowance was adequate.

Contents
Results of Operations

The following table summarizes information derived from the Company’s condensed consolidated statements of operations expressed as a percentage of sales for the three months and six ended June 30, 2013 and 2012.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	74.6	75.3	74.7
Gross profit	23.9	25.4	24.7	25.3

Selling, general and administrative expenses	21.3	23.1	24.6	26.2
Operating income (loss)	2.6	2.3	0.1	(0.9)

Other income	0.3	0.3	0.2	0.3
Interest expense, net	(0.6)	(0.7)	(0.7)	(0.8)
Net income (loss)	2.3%	1.9%	(0.4)%	(1.4)%

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Sales increased by 12.4%, or $2,705,984, to $24,443,817 for the three months ended June 30, 2013 from $21,737,833 for the same period in 2012. Gross profit increased by 5.6%, or $310,544, to $5,834,727 for the three months ended June 30, 2013 from $5,524,183 for the same period in 2012. Gross profit expressed as a percentage of sales decreased to 23.9% in 2013 compared to 25.4% for the comparable period in 2012. The increases in sales and gross profit were primarily related to an increase in sales of generators and appliances. The decrease in gross margins as a percent of sales was the result of a sales mix of generators and appliances, which are sold at lower margins, along with a decrease in vendor rebates, based on current programs. During 2012 the Company derived more than 10% of its revenues and during the three months ended June 30, 2013 the Company derived approximately 15% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. In January 2013 the manufacturer asserted that it was terminating the distributorship agreement effective June 1, 2013. In June 2013 the manufacturer and the Company agreed that the distributorship will terminate on May 31, 2014 but would continue on a transitional and declining basis until that date. The Company is shifting its focus towards its more profitable commercial controls and generator and accessory products.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $102,625 and $106,923 for the three months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses increased by 3.3%, or $165,101, to $5,188,210 for the three months ended June 30, 2013 from $5,023,109 for the same period in 2012. The increase in selling, general and administrative expense is primarily related to an $80,762 increase in professional fees, an $80,550 increase in advertising expenses, a $49,557 increase in facility expenses, and a $28,012 increase in hospitalization expenses, partially offset by a $94,650 decrease in rent and property tax expenses. The $28,012 increase in hospitalization expenses is primarily due to a refund of approximately $27,000 recorded during the period ended June 30, 2012.

Other income increased 17.6%, or $9,564, to $63,907 for the three months ended June 30, 2013 from $54,343 for the same period in 2012. The increase in other income is primarily related to an increase of service charges collected from customers and gains on the disposal of fixed assets.

Contents
Net interest expense increased by 0.5%, or $724, to $150,162 for the three months ended June 30, 2013 from $149,438 for the same period in 2012.

The Company incurred an income tax expense in the amount of $10,500 for the three months ended June 30, 2013 and $0 for the same period in 2012.

The Company’s net income increased by 35.4%, or $143,783 to $549,762 for the three months ended June 30, 2013, compared to $405,979 for the same period in 2012. The increase in net income is primarily the result of the $310,544 increase in gross profit, partially offset by the $165,101 increase in selling, general and administrative expenses and an income tax expense in the amount of $10,500.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Sales increased by 8.4%, or $3,343,648, to $43,173,255 for the six months ended June 30, 2013 from $39,829,607 for the same period in 2012. Gross profit increased by 5.8%, or $586,201, to $10,658,974 for the six months ended June 30, 2013 from $10,072,773 for the same period in 2012. Gross profit expressed as a percentage of sales decreased to 24.7% in 2013 compared to 25.3% for the comparable period in 2012. The increases in sales and gross profit were primarily related to an increase in sales of generators and appliances. The decrease in gross margins as a percent of sales was the result of a sales mix of generators and appliances, which are sold at lower margins, along with a decrease in vendor rebates, based on current programs, partially offset by an increase in purchase discounts. During 2012 the Company derived more than 10% of its revenues and during the six months ended June 30, 2013 the Company derived approximately 15% of its revenues from the sale of Speed Queen washer-dryer appliances under a distributorship agreement with the manufacturer. In January 2013 the manufacturer asserted that it was terminating the distributorship agreement effective June 1, 2013. In June 2013 the manufacturer and the Company agreed that the distributorship will terminate on May 31, 2014 but would continue on a transitional and declining basis until that date. The Company is shifting its focus towards its more profitable commercial controls and generator and accessory products.

Cost of sales excludes the distribution costs of incoming freight, purchasing, receiving, inspection, warehousing and handling costs, as these costs are included in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities may include these distribution costs in the cost of sales. These distribution costs were $221,802 and $220,551 for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses increased by 1.9%, or $196,336, to $10,631,793 for the six months ended June 30, 2013 from $10,435,457 for the same period in 2012. The increase in selling, general and administrative expense is primarily related to a $130,079 increase in professional fees, a $63,740 increase in facility expenses, and a $58,525 increase in hospitalization expenses, which is primarily due to a refund of approximately $27,000 recorded during the period ended June 30, 2012. Additionally, the Company incurred a $45,792 increase in advertising expenses and a $41,000 increase in director fees, offset by a $129,569 decrease in rent and property tax expenses and a $73,278 decrease in bad debt expense.

Other income increased 4.5%, or $4,837, to $113,429 for the six months ended June 30, 2013 from $108,592 for the same period in 2012. The increase in other income is primarily related to gains on the disposal of fixed assets.

Net interest expense decreased by 0.6%, or $1,694, to $301,825 for the six months ended June 30, 2013 from $303,519 for the same period in 2012.

The Company incurred an income tax expense in the amount of $21,000 for the six months ended June 30, 2013 and $0 for the same period in 2012.

Contents
The Company’s net loss decreased by 67.3%, or $375,396 to a net loss of $182,215 for the six months ended June 30, 2013, compared to a net loss of $557,611 for the same period in 2012. The decrease in net loss is primarily the result of the $586,201 increase in gross profit, partially offset by the $196,336 increase in selling, general and administrative expenses and an income tax expense in the amount of $21,000.

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

On February 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on April 30, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on February 1, 2013 ended on April 30, 2013. On May 1, 2013, Michael Goldman loaned $500,000 to the Company. Interest accrued on the loan at 4% per annum and the loan was repaid on July 29, 2013. A $500,000 increase in the Borrowing Base that KeyBank made on May 1, 2013 ended on July 24, 2013. Both increases to the Borrowing Base were made pursuant to the KeyBank Agreement that provides, in the event the Company then meets the Temporary Increase Conditions, for KeyBank to make up to $500,000 in additional loans to the Company to match loans in the same aggregate amount that one or more Investor Subordinated Creditors (as defined) elect to make.

Borrowings bear interest at 2.75% above the Eurodollar Rate (as defined) or 0.25% above the Base Rate (as defined), and are secured by a first lien on substantially all of the Company’s assets, as well as a pledge of the stock of CCOM Group, Inc.’s operating subsidiaries. The facility contains covenants relating to the financial condition of the Company and its business operations. Among other things, the covenants require that as of June 30, 2013, the Company maintain a consolidated net worth of at least $3,232,102, and a Fixed Charge Coverage Ratio (as defined) of 1.1. As of June 30, 2013, the Company’s net worth was $4,912,595 and its Fixed Charge Ratio was 2.15, both exceeding the loan covenants.

Michael Goldman is the Chairman of the Board of the Company. Mr. Goldman served as Chief Executive Officer of the Company from February 15, 2013 until his resignation as Chief Executive Officer on July 1, 2013. On July 1, 2013 Peter Gasiewicz was appointed Chief Executive Officer of the Company. Prior to July 1, 2013, Peter Gasiewicz served as President and Chief Operating Officer of the Company. The Company will be considered in default of the KeyBank Agreement in the event Peter Gasiewicz shall cease to hold the position of Chief Executive Officer, or a similar or higher position of the Company and the Company shall fail to hire a replacement consultant or Chief Executive Officer with technical expertise, experience and management skills, in the opinion of KeyBank, necessary for the successful management of the Company. Additionally, the facility restricts, among other things, the payment of dividends, and further restricts, subject to specified exceptions, subordinated debt, purchase of securities, and the merger and sale of the Company. The KeyBank Agreement terminates on October 17, 2014.

Contents
During the six months ended June 30, 2013, the Company borrowed an aggregate of $49,247,239 and repaid an aggregate of $47,693,583 under the revolving credit facility with KeyBank. As of June 30, 2013, the balance outstanding under the facility was $13,850,836 and availability was $1,383,634.

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

As of June 30, 2013, the Company had $449,534 in cash compared with $297,128 at December 31, 2012.

Net cash used in operating activities was $1,248,998 for the six months ended June 30, 2013. The net cash used in operating activities for the 2013 period is a result of the net loss of $182,215, changes in operating assets and liabilities of $1,408,799, offset by net non-cash charges of $342,016.

Cash flows provided by financing activities of $1,393,514 for the six months ended June 30, 2013 consisted of $1,000,000 in the issuance of notes payable and $1,553,656 in borrowings under the credit facility revolving credit, offset by $1,160,142 in repayments of notes payable.

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

Dated: August 13, 2013	CCOM GROUP, INC.

/s/ Peter Gasiewicz
Peter Gasiewicz,
Chief Executive Officer

/s/ William Salek
William Salek,
Chief Financial Officer